Form 10-Q
period 2014-03-31
PBF Logistics LP
filed 2014-06-18
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36446

PBF LOGISTICS LP
(Exact name of registrant as specified in its charter)

DELAWARE	35-2470286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
(973) 455-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 18, 2014, there were 15,886,553 common units and 15,886,553 subordinated units outstanding.

PBF LOGISITICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and currently owns 71.9% of the total economic interest in PBF LLC. On May 14, 2014, PBFX completed its initial public offering (the “Offering”) of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). Upon completion of the Offering, PBF LLC held a 50.2% limited partner interest in PBFX and all of PBFX’s incentive distribution rights, with the remaining 49.8% limited partner interest held by public unit holders.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “PBF MLP Predecessor,” the “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to May 14, 2014, refer to PBF MLP Predecessor, our predecessor for accounting purposes (the “Predecessor”), which includes the assets, liabilities and results of operations of certain crude oil terminaling assets of PBF Holding Company LLC ("PBF Holding"), a Delaware limited liability company and wholly owned subsidiary of PBF LLC. The assets were owned and operated by PBF Holding’s subsidiaries Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC (“TRC”), and were contributed to PBFX in connection with the Offering. PBF Holding, together with its subsidiaries, owns and operates three oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

References in this Form 10-Q to “PBF Logistics LP,” “PBFX,” the “Partnership” and “we,” “our,” “us,” or like terms used in the context of periods on or after May 14, 2014, refer to PBF Logistics LP and its subsidiaries. See Note 7 to our condensed combined financial statements for further information regarding the Offering and related transactions.

The information in this Form 10-Q relates to periods that ended prior to the completion of the Offering, and prior to the effective dates of certain agreements discussed herein. Consequently, the unaudited condensed combined statements and related discussion of financial condition and results of operations contained in this report pertain to PBF MLP Predecessor.

While management believes that the financial statements contained herein are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we do not believe that these financial statements are necessarily indicative of the financial results that PBFX will report for periods subsequent to the formation and other transactions that resulted in the capitalization and start-up of PBFX. The information contained in this report should be read in conjunction with the information contained in PBFX's prospectus dated May 8, 2014, as filed with the SEC on May 9, 2014 (the "Prospectus"), for additional financial information when reviewing the financial statements of the Predecessor contained herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q (including information incorporated by reference) contains certain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed in the section entitled “Risk Factors” in the Prospectus and elsewhere in this Form 10-Q. All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements, as well as the following risks and uncertainties:

•	our limited operating history as a separate public partnership;

•	changes in general economic conditions;

•	our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply of, and demand for, crude oil, refined products and logistics services;

•	our ability to successfully implement our business plan;

•	our dependence on PBF Energy for all of our revenues and, therefore, we are subject to the business risks of PBF Energy;

•	all of our revenues are generated at two of PBF Energy’s facilities, and any adverse development at either facility could have a material adverse effect on us;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to handling crude oil;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	changes in the availability and cost of capital;

•	the effects of existing and future laws and governmental regulations;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for PBF Energy’s refined products;

•	the suspension, reduction or termination of PBF Energy’s obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, PBF Energy’s facilities or third-party facilities on which our business is dependent;

•	incremental costs as a stand-alone public company;

•
our general partner and its affiliates, including PBF Energy, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders;

•	our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty;

•	holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors;

•	our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity level taxation by individual states;

•	changes at any time (including on a retroactive basis) in the tax treatment of publicly traded partnerships or an investment in our common units;

•	our unitholders will be required to pay taxes on their share of our taxable income even if they do not receive any cash distributions from us;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Form 10-Q.
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
Our forward-looking statements speak only as of the date of this Form 10-Q. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF MLP PREDECESSOR
CONDENSED COMBINED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and equivalents	$—	$—
Total current assets	—	—
Property, plant and equipment, net	30,686	29,996
Total assets	$30,686	$29,996
LIABILITIES AND EQUITY
Current liabilities:
Accrued construction in progress	$188	$499
Total current liabilities	188	499

Commitments and contingencies (Note 6)

Equity:
Net investment	30,498	29,497
Total liabilities and equity	$30,686	$29,996

See notes to condensed combined financial statements.

PBF MLP PREDECESSOR
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

Revenues	$—	$—

Cost and expenses:
Operating and maintenance expense	1,536	1,543
General and administrative expenses	633	391
Depreciation and amortization expense	291	164
Total costs and expenses	2,460	2,098

Net loss	$(2,460)	$(2,098)

See notes to condensed combined financial statements.

PBF MLP PREDECESSOR
CONDENSED COMBINED STATEMENTS OF CHANGES IN NET INVESTMENT
(unaudited, in thousands)

Balance, January 1, 2013	$18,875
Net loss	(2,098)
Contributions	7,846
Balance, March 31, 2013	$24,623

Balance, January 1, 2014	29,497
Net loss	(2,460)
Contributions	3,461
Balance, March 31, 2014	$30,498

See notes to condensed combined financial statements.

PBF MLP PREDECESSOR
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,460)	$(2,098)
Depreciation expense	291	164
Net cash used in operations	(2,169)	(1,934)

Cash flow from investing activities:
Expenditures for property, plant and equipment	(1,292)	(5,912)
Net cash used in investing activities	(1,292)	(5,912)

Cash flows from financing activities:
Parent contributions	3,461	7,846
Net cash provided by financing activities	3,461	7,846

Net increase (decrease) in cash and cash equivalents	—	—
Cash and equivalents, beginning of period	—	—
Cash and equivalents, end of period	$—	$—

Supplemental cash flow disclosure
Accrued construction in progress	$188	$(676)

See notes to condensed combined financial statements.

PBF MLP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(in thousands, except barrel and unit data)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and currently owns 71.9% of the total economic interest in PBF LLC. On May 14, 2014, PBFX completed its initial public offering (the “Offering”) of 15,812,500 common units representing limited partner interests in PBFX (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). Upon completion of the Offering, PBF LLC held a 50.2% limited partner interest in PBFX and all of PBFX’s incentive distribution rights, with the remaining 49.8% limited partner interest held by public unit holders. See Note 7, Subsequent Events, for further discussion.
The accompanying unaudited condensed combined financial statements and related notes present the combined financial position, results of operations, cash flows and net investment of PBF MLP Predecessor (“Predecessor”), our predecessor for accounting purposes. Unless otherwise stated or the context otherwise indicates, all references to "PBFX" or “the Partnership" or similar expressions for periods prior to the Offering refer to the Predecessor. For periods subsequent to the Offering, these terms refer to the legal entity PBF Logistics LP and its subsidiaries.
PBF MLP Predecessor includes the assets, liabilities and results of operations of certain crude oil terminaling assets of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and wholly-owned subsidiary of PBF LLC. The assets were owned and operated by PBF Holding’s subsidiaries Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC (“TRC”), and were contributed to the Partnership in connection with the Offering. PBF Holding together with its subsidiaries, owns and operates three oil refineries and related facilities in North America. PBF Energy, through its ownership in PBF LLC, controls all of the business affairs of PBFX and PBF Holding.
The Predecessor’s initial assets consist of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which is part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal” and together with DCR Rail Terminal, the “Contributed Assets”), which is part of PBF Holding’s Toledo, Ohio refinery. The DCR Rail Terminal consists of a double loop track and ancillary pumping and unloading equipment. Construction of the DCR Rail Terminal began in July 2012 and commenced operations in February 2013. The DCR Rail Terminal has a total throughput capacity of up to 105,000 barrels per day (“bpd”), and PBF Holding is the owner and shipper of all crude oil handled at the terminal. An expansion project is underway that is expected to increase the DCR Rail Terminal's unloading capacity from 105,000 bpd to 130,000 bpd in the third quarter of 2014. The Toledo Truck Terminal is designed for total throughput capacity of up to approximately 15,000 bpd and is comprised of four lease automatic custody transfer (“LACT”) units accepting crude oil deliveries by truck. The Toledo Truck Terminal commenced operations in December 2012 with one LACT unit. Two additional LACT units were made operational in May 2013. In July 2013, a fourth LACT unit was purchased that had previously been owned and operated at the Toledo Truck Terminal by a vendor in connection with a crude oil supply agreement. The Contributed Assets operated within the totality of the Delaware City and Toledo refineries, respectively. The Contributed Assets did not generate third party or intra-entity revenue prior to the Offering. However, subsequent to the Offering, both of the Contributed Assets will generate intra-entity revenue. In connection with the Offering, the Contributed Assets were distributed from PBF Holding to PBF LLC. See Note 7, Subsequent Events, for further discussion.
The accompanying unaudited condensed combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we have included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Predecessor for the periods presented. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year.

PBF MLP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(in thousands, except barrel and unit data)

The Condensed Combined Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in our prospectus dated May 8, 2014, as filed with the Securities and Exchange Commission (“SEC”) on May 9, 2014.

2. SUMMARY OF ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual results could differ from those estimates.
Earnings per Unit
During the periods presented, the Predecessor was wholly-owned by PBF Holding. Accordingly, there is no calculation of earnings per unit.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. The Predecessor capitalizes costs associated with the preliminary, pre-acquisition and development/construction stages of a major construction project. The Predecessor capitalizes the interest cost associated with major construction projects based on the effective interest rate of total borrowings of PBF Holding. Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized.
The Predecessor’s depreciable property, plant and equipment is comprised of terminals and equipment which are depreciated using the straight-line method over estimated useful lives of 25 years.
Long-Lived Assets
The Predecessor reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is evaluated by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. If such analysis indicates that the carrying value of the long-lived assets is not considered to be recoverable, the carrying value is reduced to the fair value.
Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Although management would utilize assumptions that it believes are reasonable, future events and changing market conditions may impact management’s assumptions, which could produce different results.
Income Taxes
The operations of the Predecessor are currently included in PBF LLC’s U.S. federal income tax return. As PBF LLC is a limited liability company treated as a “flow-through” entity for income tax purposes, there is no benefit or provision for U.S. federal or state income tax in the accompanying financial statements.
The PBF LLC U.S. federal and state tax returns for all years since its inception (March 1, 2008) are subject to examination by the respective tax authorities.
Asset Retirement Obligations
The Predecessor records an asset retirement obligation at fair value for the estimated cost to retire a tangible long-lived asset at the time the Predecessor incurs that liability, which is generally when the asset is purchased, constructed, or leased. The Predecessor records the liability when it has a legal or contractual obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, the Predecessor will record the liability when sufficient

PBF MLP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(in thousands, except barrel and unit data)

information is available to estimate the liability’s fair value. Certain of the Predecessor’s asset retirement obligations are based on its legal obligation to perform remedial activity at its refinery sites when it permanently ceases operations of the long-lived assets. The Predecessor therefore considers the settlement date of these obligations to be indeterminable. Accordingly, the Predecessor cannot calculate an associated asset retirement liability for these obligations at this time. The Predecessor will measure and recognize the fair value of these asset retirement obligations when the settlement date is determinable.
Environmental Matters
Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and applying current regulations, as well as the Predecessor’s own internal environmental policies. The measurement of environmental remediation liabilities may be discounted to reflect the time value of money if the aggregate amount and timing of cash payments of the liabilities are fixed or reliably determinable. The actual settlement of the Predecessor’s liability for environmental matters could materially differ from its estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.
Related Party Transactions
All of the related party transactions discussed below were settled immediately through net investment.
General and administrative expenses in the condensed combined statements of operations include affiliate costs totaling $451 and $290 for the three months ended March 31, 2014 and 2013, respectively. These expenses were incurred by subsidiaries of PBF Holding to cover costs of corporate administrative functions such as legal, accounting, treasury, human resources, engineering, information technology, insurance, administration, and other corporate services and include related stock-based compensation, retirement and pension benefit plan expenses. These allocations were based on an estimate of the time devoted by PBF employees to services provided to the Predecessor. In management’s estimation, the allocation methodologies used are reasonable and result in an allocation of the Predecessor’s costs of doing business. Given the nature of these costs, it is not practicable to estimate what these costs would have been on a stand-alone basis.
The employees supporting the Predecessor operations are employees of PBF Holding’s subsidiaries. Their payroll costs are allocated to the Predecessor by PBF Holding. PBF Holding carries employee-related liabilities in its financial statements, including the liabilities related to the employee pension, post retirement medical and life plans, stock-based compensation and other incentive compensation.
Comprehensive Income (Loss)
Comprehensive loss was equivalent to net loss for three months ended March 31, 2014 and 2013, respectively.
Recent Accounting Pronouncements
From time to time, the Financial Accounting Standards Board or other standard setting bodies will issue new accounting pronouncements that may have an impact on the Predecessor's accounting and reporting. The Predecessor believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will either have no impact on its accounting or reporting, or that such impact, when implemented, will not be material to its financial position, results of operations or cash flows.

PBF MLP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(in thousands, except barrel and unit data)

3. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	March 31, 2014	December 31, 2013

Land	$436	$436
Terminals and equipment	29,095	29,092
Construction in progress	2,478	1,500
	32,009	31,028
Less: accumulated depreciation	(1,323)	(1,032)
Property, plant and equipment, net	$30,686	$29,996
Depreciation expense was $291 for the three months ended March 31, 2014 and $164 for the three months ended March 31, 2013. The Predecessor capitalized $46 and $339 in interest during the three months ended March 31, 2014 and 2013, respectively, in connection with construction in progress.

4. EQUITY-BASED COMPENSATION
Certain employees of PBF Holding and its subsidiaries who support the Predecessor’s operations have been granted awards of PBF Energy stock options or PBF LLC unit options under PBF Energy’s and PBF LLC’s equity-based compensation programs. The allocation of payroll-related expenses to the Predecessor for services performed by such employees of PBF Holding and its subsidiaries includes the employees’ equity-based compensation expense. Equity-based compensation expense included within general and administrative expense for the three months ended March 31, 2014 and 2013 was $34 and de minimus, respectively.

5. RETIREMENT AND PENSION BENEFIT PLANS
The employees of PBF Holding and its subsidiaries who support the Predecessor’s operations participate in the retirement and pension benefit plans of PBF Holding. The allocation of payroll-related expenses to the Predecessor for services performed by employees of PBF Holding and its subsidiaries includes the cost of such retirement and pension benefit plans. Retirement and pension benefit expense included within operating and maintenance expense and general and administrative expense for the three months ended March 31, 2014 and 2013 was $58 and de minimus, respectively.

6. COMMITMENTS AND CONTINGENCIES
The DCR Rail Terminal is located adjacent to the Delaware City refinery, and both are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding an air permit DCR obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the DCR Rail Terminal violate the Delaware Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (“EAB”) and appeals Secretary's Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants' appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle Country, Case No. N13A-09-001 ALR, and DCR and the State of Delaware have filed cross-appeals. Briefs have been filed in this appeal but no date has been set for a decision by the Superior Court. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State of Delaware and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision but no action has been taken yet on this appeal. If the Appellants in one or both of these matters ultimately prevail, the outcome may have

PBF MLP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(in thousands, except barrel and unit data)

an adverse material effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Environmental Matters
The Predecessor’s assets, along with PBF Holding’s refineries are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and the composition of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the Predecessor’s assets, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities.
In connection with PBF Holding’s acquisition of the DCR assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor toValero in ownership of the refinery retains other historical obligations. In connection with its acquisition of the DCR assets and the Paulsboro refinery, PBF Holding and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco Inc. (R&M) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011.

7. SUBSEQUENT EVENTS
Initial Public Offering and Contribution of Assets
PBFX initially filed a registration statement on Form S-1 on July 31, 2013, and the SEC declared the registration statement effective on May 8, 2014. On May 9, 2014, PBFX's common units began trading on the New York Stock Exchange. On May 14, 2014, PBFX completed its initial public offering of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the over-allotment option that was granted to the underwriters, to the public at a price of $23.00 per unit. PBF LLC owns 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in the Partnership, all of the incentive distribution rights in the Partnership and the non-economic general partner interest in the Partnership.
The Partnership received proceeds (after deducting underwriting discounts and structuring fees but before offering expenses) from the Offering of approximately $340,957. The Partnership used the net proceeds from the Offering (i) to distribute approximately $35,000 to PBF LLC to reimburse it for offering expenses it incurred on behalf of the Partnership and for certain capital expenditures incurred prior to the closing of the Offering with respect to assets contributed to the Partnership; (ii) to pay debt issuance costs of approximately $2,300 related to the Partnership’s Revolving Credit Facility (as defined below) and Term Loan (as defined below); (iii) to purchase $298,700 in U.S. Treasury or other investment grade securities which will be used to fund anticipated capital expenditures; and (iv) to retain approximately $5,000 for general partnership purposes. The Partnership also borrowed $298,700 under the Term Loan and distributed the proceeds of such borrowings to PBF LLC.
On May 8, 2014, the Partnership, PBF GP, PBF Energy, PBF LLC, PBF Holding, DCR, Delaware City Terminaling Company LLC ("Delaware City Terminaling") and TRC entered into the Contribution and Conveyance Agreement (the “Contribution Agreement”). On May 14, 2014, in connection with the closing of the Offering, the following transactions occurred pursuant to the Contribution Agreement:

•	DCR distributed all of the interests in Delaware City Terminaling and TRC distributed the Toledo Truck Terminal, in each case, to PBF Holding at their historical cost.

•
PBF Holding contributed, at their historical cost, (i) all of the interests in Delaware City Terminaling and (ii) the Toledo Truck Terminal to the Partnership in exchange for (a) 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in the Partnership, (b) all of the Partnership’s incentive distribution rights, (c) the right to receive a distribution of $30,000 from the Partnership as reimbursement for certain preformation capital expenditures attributable to the contributed

PBF MLP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(in thousands, except barrel and unit data)

assets, and (d) the right to receive a distribution of $298,700; and in connection with the foregoing, the Partnership redeemed PBF Holding’s initial partner interests in the Partnership for $1.

•
PBF Holding distributed to PBF LLC (i) its interest in PBF GP, (ii) the common units, subordinated units and incentive distribution rights, (iii) the right to receive a distribution of $30,000 as reimbursement for certain preformation capital expenditures, and (iv) the right to receive a distribution of $298,700.

Omnibus Agreement
On May 14, 2014, in connection with the closing of the Offering, the Partnership entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among the Partnership, PBF GP, PBF LLC and PBF Holding.
The Omnibus Agreement addresses the following matters:

•
the Partnership’s obligation to pay PBF LLC an administrative fee, initially in the amount of $2,300 per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under the First Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”);

•	the Partnership’s agreement to reimburse PBF LLC for all other direct or allocated costs and expenses incurred by PBF LLC on the Partnership’s behalf;

•	PBF LLC’s agreement not to compete with the Partnership under certain circumstances;

•
the Partnership’s right of first offer to acquire the right of first offer assets, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions;

•	a license to use the PBF Logistics LP trademark and name; and

•
PBF Holding’s agreement to reimburse the Partnership for certain expenditures related to the Partnership’s initial assets for a period of five years after the closing of the Offering, and our agreement to bear the costs associated with the expansion of the DCR Rail Terminal crude unloading capability.

Operation and Management Services and Secondment Agreement
On May 14, 2014, in connection with the closing of the Offering, the Partnership, PBF GP and Delaware City Terminaling entered into an operation and management services and secondment agreement (the “Services Agreement”) with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries will provide to the Partnership and its subsidiary the personnel necessary for the Partnership to perform its obligations under its commercial agreements. The Partnership will reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to the Partnership’s operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, the Partnership will pay an annual fee of $490 to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.

Credit Facilities
On May 14, 2014, in connection with the closing of the Offering, the Partnership entered into agreements for a five-year, $275,000 senior secured revolving credit facility (the “Revolving Credit Facility”) and a three-year, $300,000 term loan facility (the “Term Loan”), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders.
The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The Partnership also has the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $325,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25,000 sublimit for standby letters of

PBF MLP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(in thousands, except barrel and unit data)

credit and a $25,000 sublimit for swingline loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations designated by the Partnership are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on the Partnership’s assets (including the Partnership’s equity interests in Delaware City Terminaling) and those of the Partnership’s restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.
The Term Loan was used to fund distributions to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount of the Term Loan. Borrowings under the Term Loan bear interest either at Base Rate (as defined in the Term Loan), or at LIBOR plus an applicable margin equal to 0.25%.
The Revolving Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature that, among other things, limit or restrict the Partnership’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material contracts, engage in business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets or enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length. The Term Loan contains affirmative and negative covenants customary for term loans of this nature that, among other things, limit the Partnership’s use of the proceeds and restrict the Partnership’s ability to incur liens and enter into burdensome agreements.
Additionally, the Partnership is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as the Partnership obtains an investment grade credit rating, Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Facility), of at least 2.50 to 1.00, (b) Consolidated Total Leverage Ratio of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) the Partnership has issued at least $100,000 of unsecured notes and (ii) in addition (and without prejudice) to clause (i), upon the consummation of a material permitted acquisition (as defined in the Revolving Credit Facility) and for two-hundred seventy days immediately thereafter (an “Increase Period”), if elected by the Partnership by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level (the “Step-Up”) provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up)) and (c) after the Partnership has issued at least $100,000 of unsecured notes, Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement) of not greater than 3.50 to 1.00. The Revolving Credit Facility generally prohibits the Partnership from making cash distributions (subject to certain exceptions) except so long as no default or event of default exists or would be caused thereby, and only to the extent permitted by the Partnership Agreement, the Partnership may make cash distributions to unitholders up to the amount of the Partnership’s available cash (as defined in the Partnership Agreement).
The Revolving Credit Facility and Term Loan contain events of default customary for transactions of their nature, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the Revolving Credit Facility or related documentation, any representation or warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in the Partnership’s ownership or the ownership or board composition of PBF GP and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against the Partnership and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.

PBF MLP PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(in thousands, except barrel and unit data)

Delaware City Rail Terminaling Services Agreement
On May 14, 2014, in connection with the closing of the Offering, PBF Holding and Delaware City Terminaling entered into a rail terminaling services agreement (the “Delaware City Rail Terminaling Services Agreement”) under which the Partnership will provide rail terminaling services to PBF Energy’s Delaware City refinery. Under the Delaware City Rail Terminaling Services Agreement, PBF Holding is obligated to throughput aggregate volumes on the Partnership’s double-loop rail track.
The minimum throughput commitment is 75,000 bpd through September 30, 2014 and 85,000 bpd for each subsequent quarter (in each case, calculated on a quarterly average basis) of light crude oil shipped on the light crude oil rail unloading terminal at the Delaware City refinery for a fee equal to $2.00 per barrel for all volumes of light crude oil throughput up to the minimum throughput commitment and $0.50 per barrel for all volumes of light crude oil throughput in excess of the minimum throughput commitment, in any contract quarter.

Toledo Truck Unloading & Terminaling Services Agreement
On May 14, 2014, in connection with the closing of the Offering, PBF Holding and the Partnership entered into a truck unloading and terminaling agreement (the “Toledo Truck Unloading & Terminaling Agreement”) under which the Partnership will provide truck unloading services to PBF Energy’s Toledo refinery. Under the Toledo Truck Unloading & Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes at the Partnership’s crude oil truck unloading terminal at the Toledo refinery.
The minimum throughput commitment is 4,000 bpd (on a quarterly average basis) of crude oil throughput at the Toledo Truck Terminal for a fee equal to $1.00 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment and $1.00 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter.

Long-Term Incentive Plan
In connection with the Offering, the board of directors of PBF GP adopted the PBF Logistics LP 2014 Long-Term Incentive Plan (the “LTIP”) for officers, directors and employees of PBF GP or its affiliates, and any consultants, affiliates of PBF GP or other individuals who perform services for the Partnership or our affiliates. The LTIP provides for grants of restricted units, unit appreciation rights, unit options, phantom units, unit awards, substitute awards, other unit-based awards, cash awards, performance awards and distribution equivalent rights. The LTIP will be administered by the board of directors of PBF GP or a committee thereof. The maximum aggregate number of common units that may be issued pursuant to any and all awards under the LTIP shall not exceed 1,588,655 common units.
In May 2014, 270,522 phantom units with distribution equivalent rights were granted under the LTIP to certain directors, officers and employees of PBF GP or its affiliates, which will vest in equal annual installments over a four-year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and the notes thereto included elsewhere in this report. The following information and such unaudited condensed combined financial statements should also be read in conjunction with the audited combined financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, in our Prospectus related to the Offering. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our Prospectus and “Cautionary Note Regarding Forward-Looking Statements” in this report. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the Offering refer to the Predecessor. For periods subsequent to the Offering, these terms refer to PBF Logistics LP and its subsidiaries.

Overview
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. On May 14, 2014, PBFX completed the Offering of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). PBFX filed a registration statement on Form S-1, with respect to the Offering, with the SEC which was declared effective on May 8, 2014. On May 9, 2014, PBFX’s common units began trading on the New York Stock Exchange under the symbol “PBFX.” PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and currently owns 71.9% of the total economic interest in PBF LLC. Upon completion of the Offering, PBF LLC held a 50.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 49.8% limited partner interest held by public unitholders.
The presented financial results and related discussion and analysis include the combined financial position, results of operations and cash flow information of PBF MLP Predecessor, our predecessor for accounting purposes.
The Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support. Upon closing of the Offering, we entered into fee based commercial and service agreements with subsidiaries of PBF Energy under which we operate our initial assets (the "Contributed Assets") for the purpose of generating fee based revenues. We receive, handle and transfer crude oil from sources located throughout the United States and Canada for PBF Energy in support of its three refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. The Contributed Assets consist of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which we refer to as the “DCR Rail Terminal”), and a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”) that are integral components of the crude oil delivery operations at all three of PBF Energy’s refineries.
Our assets and operations are organized as a single reportable segment. The Contributed Assets consist of the following:

•
Delaware City Rail Terminal. Our Delaware City Rail Terminal is a light crude oil rail unloading terminal which commenced operations in February 2013 and serves PBF Energy’s Delaware City and Paulsboro refineries. PBF Energy moves crude oil by barge to its Paulsboro refinery from Delaware after the crude has been unloaded. PBF Energy can also move the crude to other locations. The DCR Rail Terminal is capable of discharging up to 105,000 barrels per day (“bpd”) and has a double-loop track, which can hold up to two 100-car unit trains. An expansion project is underway that will increase the terminal's unloading capacity from 105,000 bpd to 130,000 bpd in the third quarter of 2014. The terminal is capable of unloading a single unit train in approximately 14 hours. The operational flexibility afforded by the rail terminal has the potential to enhance the profitability at both of PBF Energy's East Coast refineries by allowing the refineries to optimize their respective crude oil slates. The DCR Rail Terminal allows PBF Energy’s East Coast refineries to source crude oil from Western Canada and the Mid-Continent, which currently provides cost advantages compared to international crude oil that has historically been processed at PBF Energy’s East Coast refineries and that is priced off of the Brent benchmark. PBF Energy’s East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 375,000 bpd.

•
Toledo Truck Terminal. Our Toledo Truck Terminal serves PBF Energy’s Toledo refinery. The Toledo Truck Terminal has unloading capacity of 15,000 bpd. PBF Energy acquired the Toledo refinery in 2011 and has added additional truck crude oil unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude oil slate. The Toledo refinery processes light, sweet crude oil and has a throughput capacity of 170,000 bpd.

Agreements with PBF Energy
The agreements described below became effective on May 14, 2014, concurrent with the closing of the Offering. Accordingly, the agreements are not reflected in our results of operations for the three months ended March 31, 2014 and 2013.

Contribution and Conveyance Agreement
On May 8, 2014, the Partnership, PBF GP, PBF Energy, PBF LLC, PBF Holding, and Delaware City Terminaling entered into the Contribution and Conveyance Agreement (the “Contribution Agreement”). On May 14, 2014, in connection with the closing of the Offering, the following transactions occurred pursuant to the Contribution Agreement:

•	DCR distributed all of the interests in Delaware City Terminaling and TRC distributed the Toledo Truck Terminal, in each case, to PBF Holding at their historcial cost.

•
PBF Holding contributed, at their historical cost, (i) all of the interests in Delaware City Terminaling and (ii) the Toledo Truck Terminal to the Partnership in exchange for (a) 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in the Partnership, (b) all of the Partnership’s incentive distribution rights, (c) the right to receive a distribution of $30.0 million from the Partnership as reimbursement for certain preformation capital expenditures attributable to the contributed assets, and (d) the right to receive a distribution of $298.7 million; and in connection with the foregoing, the Partnership redeemed PBF Holding’s initial partner interests in the Partnership for $1.

•
PBF Holding distributed to PBF LLC (i) its interest in PBF GP, (ii) the common units, subordinated units and incentive distribution rights, (iii) the right to receive a distribution of $30.0 million as reimbursement for certain preformation capital expenditures, and (iv) the right to receive a distribution of $298.7 million.

Commercial Agreements
We derive substantially all of our revenue from two long-term, fee-based agreements with PBF Holding, a subsidiary of PBF Energy (for rail and truck terminaling services), supported by minimum volume commitments, inflation adjustments and any increase in our operating costs. Under these agreements, we provide various rail and truck terminaling services to PBF Energy and PBF Energy has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil. Each of these agreements terminate at 11:59 p.m. on the first December 31st following the seventh anniversary and may be extended, at PBF Holding's option, for up to two additional five-year terms. The fees under each of these agreements are indexed for inflation and any increase in our operating costs for providing such services to subsidiaries of PBF Energy.

Delaware City Rail Terminaling Services Agreement
In connection with the Offering, we entered into a rail terminaling services agreement with PBF Holding under which we provide terminaling services at our DCR Rail Terminal. Under the Delaware City Rail Terminaling Services Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 75,000 bpd through September 30, 2014 and of at least 85,000 bpd for each quarter thereafter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel to the extent volumes exceed the minimum throughput commitment. We also receive fees from PBF Holding for providing related ancillary services at the terminal that are specified in the agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by us in connection with providing the services and ancillary services under the agreement.
Toledo Truck Unloading & Terminaling Services Agreement
In connection with the Offering, we entered into a truck unloading and terminaling services agreement with PBF Holding under which we provide terminaling services at our Toledo Truck Terminal. Under the Toledo Truck Unloading & Terminaling Services Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. We also receive fees from PBF Holding for providing related ancillary services at the terminal which are specified in the agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by us in connection with providing the services and ancillary services under the agreement.

Omnibus Agreement
We entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among the Partnership, PBF GP, PBF LLC and PBF Holding.
The Omnibus Agreement addresses the following matters:

•
the Partnership’s obligation to pay PBF LLC an administrative fee, initially in the amount of $2.3 million per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under the First Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement");

•	the Partnership’s agreement to reimburse PBF LLC for all other direct or allocated costs and expenses incurred by PBF LLC on the Partnership’s behalf;

•	PBF LLC’s agreement not to compete with the Partnership under certain circumstances, subject to certain exceptions;

•
the Partnership’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions;

•	a license to use the PBF Logistics trademark and name; and

•
PBF Holding’s agreement to reimburse the Partnership for certain expenditures up to $20.0 million per event (net of any insurance recoveries) related to the Contributed Assets for a period of five years after the closing of the Offering, and our agreement to bear the costs associated with the expansion of the DCR Rail Terminal crude unloading capability.

Operation and Management Services and Secondment Agreement
In connection with the Offering, we entered into an operation and management services and secondment agreement (the “Services Agreement”) with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries will provide us with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. We will reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to the our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, we will pay an annual fee of $0.5 million to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.

Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences in the way our Predecessor historically reported revenues for services provided to PBF Energy and the way we will record revenues subsequent to the closing of the Offering. Our assets have historically been a part of the integrated operations of PBF Energy, and the operation of our assets did not generate third-party or inter-entity revenue. Following the closing of the Offering, revenues are generated from the commercial agreements that we entered into with PBF Holding at the closing of the Offering under which we receive revenues for logistics services. These contracts contain minimum volume commitments and fees that are indexed for inflation. We expect to generate incremental revenue from volumes in excess of minimum volume committed under our commercial agreements with PBF Holding and its subsidiaries.
General and Administrative Expenses. Historically, our general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by PBF Energy for general corporate services, such as treasury, accounting and legal services. These expenses were allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Following the closing of the Offering, PBF Energy will charge us for the management and operation of our logistics assets, including an annual fee of $2.3 million for the provision of various centralized administrative services. Additionally, we will reimburse our general partner and its affiliates, including subsidiaries of PBF Energy, for direct or allocated costs and expenses incurred by them on our behalf which we currently estimate will be approximately $0.9 million annually. We also expect to incur $4.0 million of incremental annual general and administrative expense as a result of being a publicly traded partnership, of which $0.5 million is included in the amount we expect to reimburse our general partner pursuant to the Omnibus Agreement.
 Income Tax Expenses. Prior to the Offering, we were included in PBF LLC's U.S. federal income tax return. As PBF LLC is a limited liability company treated as a flow-through entity for income tax purposes, there is no benefit or provision for U.S. federal or state income tax in our financial statements. Following the Offering, we are treated as a partnership for U.S. federal income tax purposes, with each partner being separately taxed on its share of taxable income; therefore, there will continue to be no income tax expense in our financial statements.
Financing. Following the closing of the Offering, we intend to make cash distributions to our unitholders at an initial distribution rate of $0.30 per unit per quarter ($1.20 per unit on an annualized basis). As a result, we expect to fund future capital expenditures primarily from the sale of U.S. Treasury or other investment grade securities used as collateral to secure obligations under our Term Loan (as defined below), external sources including borrowings under our revolving credit facility, and issuances of equity and debt securities. In connection with the closing of the Offering, we entered into a five-year, $275.0 million revolving credit facility ("Revolving Credit Facility") and a three-year, $300.0 million term loan facility ("Term Loan"). The Revolving Credit Facility was undrawn at closing and available for working capital and other general partnership purposes. We borrowed $300.0 million under the Term Loan at the closing of the Offering and distributed $298.7 million of the proceeds of such borrowings to PBF LLC.

Other Factors That Will Significantly Affect Our Results
Supply and Demand for Crude Oil and Refined Products. We generate revenue by charging fees for receiving, handling and transferring crude oil. All of our revenues are derived from fee-based commercial agreements with subsidiaries of PBF Energy with initial terms of seven years, which enhances the stability of our cash flows. The volume of crude oil that we throughput depends substantially on PBF Energy’s refining margins. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products.
Factors driving the prices of petroleum based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Please read “Risk Factors” in the Prospectus.
Acquisition Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under the Omnibus Agreement, subject to certain exceptions, we have rights of first offer on certain logistics assets retained by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have rights of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Energy’s Delaware City and Toledo refineries related to our business in the event PBF Energy permanently shuts down either the Delaware City refinery or the Toledo refinery. In addition, our commercial agreements provide us with the right to use certain assets at PBF Energy’s Delaware City or Toledo refineries in the event of a temporary shutdown. In addition, we may pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our revolving credit facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.
Third-Party Business. Following the closing of the Offering, PBF Holding will account for all of our revenues. We are examining further diversification of our customer base by potentially developing third-party throughput volumes at our existing system and expanding our asset portfolio to service third-party customers. Unless we are successful in attracting third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include but are not limited to volumes, including terminal volumes; operating and maintenance expenses; and EBITDA and distributable cash flow. We define EBITDA and distributable cash flow below.
Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil that we throughput at our terminaling operations. These volumes are primarily affected by the supply of and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Although PBF Energy has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by:

•	PBF Energy’s utilization of our assets in excess of its minimum volume commitments;

•	our ability to identify and execute accretive acquisitions and organic expansion projects, and capture PBF Energy’s incremental volumes or third-party volumes; and

•	our ability to increase throughput volumes at our facilities and provide additional ancillary services at those terminals.
Operating and Maintenance Expenses. Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses, outside contractor expenses, utility costs, insurance premiums, repairs and maintenance expenses and related property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We will seek to manage our maintenance expenditures on our terminals by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and to minimize their impact on our cash flow.
EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense. Although we have not quantified distributable cash flow on a historical basis, for periods following the closing of the Offering we intend to use distributable cash flow, which we define as EBITDA plus non-cash unit-based compensation expense, less net cash paid for interest, and maintenance capital expenditures, to analyze our performance. Distributable cash flow will not reflect changes in working capital balances. Distributable cash flow and EBITDA are not presentations made in accordance with GAAP.
EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our combined financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of EBITDA, financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of EBITDA provides useful information to investors in assessing our financial condition and results of operations. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. EBITDA is reconciled to net income (loss) in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.” As our Predecessor did not have distributable cash flows, a reconciliation to its most directly comparable GAAP financial measure has not been provided.

Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2 to our unaudited condensed combined financial statements. We prepare our condensed combined financial statements in conformity with GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader’s understanding, management has identified our critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring, at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some over which we may have little or no control.
Depreciation
We calculate depreciation expense using the straight-line method over the estimated useful lives of our property, plant and equipment. Because of the expected long useful lives of the property and equipment, we depreciate our property, plant and equipment over 25 years. Changes in the estimated useful lives of the property and equipment could have a material adverse effect on our results of operations.
Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Impairment is evaluated by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their ultimate disposition. If such analysis indicates that the carrying value of the long-lived assets is not considered to be recoverable, the carrying value is reduced to the fair value.
Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Although management would utilize assumptions that it believes are reasonable, future events and changing market conditions may impact management’s assumptions, which could produce different results. No impairment of long-lived assets were recorded in the periods included in these financial statements.
Asset Retirement Obligations
We record an asset retirement obligation at fair value for the estimated cost to retire a tangible long-lived asset at the time we incur the liability, which is generally when the asset is purchased, constructed, or leased. We record the liability when we have a legal or contractual obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, we will record the liability when sufficient information is available to estimate the liability’s fair value. Certain of our asset retirement obligations are based on our legal obligation to perform remedial activity when we permanently cease operations of the long-lived assets. We therefore consider the settlement date of these obligations to be indeterminable. Accordingly, we cannot calculate an associated asset retirement liability for these obligations at this time. We will measure and recognize the fair value of these asset retirement obligations when the settlement date is determinable.
Environmental Matters
Liabilities for future remediation costs are recorded when environmental assessments and/or remediation efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and applying current regulations, as well as our own internal environmental policies. The actual settlement of our liability for environmental matters could materially differ from our estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.

Results of Operations
The following tables summarize our results of operations and financial data for the three months ended March 31, 2014 and 2013. The following data should be read in conjunction with our condensed combined financial statements and the notes thereto included elsewhere in this Form 10-Q.

	Three months ended March 31,
	2014	2013
	(In thousands)
Revenues	$—	$—

Costs and expenses:
Operating and maintenance expenses	1,536	1,543
General and administrative expenses	633	391
Depreciation and amortization expense	291	164
Total costs and expenses	2,460	2,098

Net loss	$(2,460)	$(2,098)

Other Data
EBITDA	$(2,169)	$(1,934)
Capital expenditures	$(1,292)	$(5,912)

Reconciliation of Non-GAAP Financial Measures
As described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - How We Evaluate Our Operations,” our management uses EBITDA to analyze our performance. The following table presents a reconciliation of EBITDA to net loss, the most directly comparable GAAP financial measure on a historical basis, for each of the periods indicated.

	Three months ended March 31,
	2014	2013
	(In thousands)
Net loss	$(2,460)	$(2,098)
Depreciation and amortization	291	164
EBITDA	$(2,169)	$(1,934)
For the three months ended March 31, 2014 and 2013, respectively EBITDA was equal to cash used in operating activities, the most directly comparable liquidity measure.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Overview. The increase in net loss from $2.1 million to $2.5 million was primarily due to higher general and administrative expenses and depreciation and amortization in 2014 partially offset by decreased operating expenses.
Operating and Maintenance Expenses. The decrease in operating and maintenance expenses was primarily attributable to a decrease in the cost of outside services of $61 thousand due to startup costs in February 2013 related to the commencement of the DCR Rail Terminal. This decrease was partially offset by an increase in internal labor, materials and operating supplies of $43 thousand due to the DCR Rail Terminal being in use for the entire period in 2014 compared to two months in 2013, as well as the Toledo LACT units being in use for the entire period in 2014 after being placed in service in July 2013. The expenses were incurred by PBF Energy and have been allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
General and Administrative Expenses. General and administrative expense was comprised principally of insurance, property taxes, project management, executive oversight, and finance and accounting services. The various general and administrative costs incurred at the refinery such as utilities and emergency services accounted for a $31 thousand increase in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. In addition, the increase was attributable to a higher allocation of corporate expenses of $0.2 million, higher MLP organizational costs of $30 thousand and higher insurance cost of $22 thousand. Insurance premiums increased in line with the policies and premiums being renewed in December 2013.
Depreciation and Amortization. Depreciation increased from $0.2 million to $0.3 million as a result of the DCR Rail Terminal being in operation for the entire period in 2014, and due to the addition of three LACT units in 2014 versus the 2013 period.

Liquidity and Capital Resources
Historically, our sources of liquidity primarily consisted of funding from PBF Energy. Our cash receipts were deposited in PBF Energy’s bank accounts and all cash disbursements were made from these accounts. Thus, historically our Predecessor's financial statements have reflected no cash balances. Following the Offering, we have separate bank accounts, but PBF Energy provides treasury services on our general partner’s behalf under our Omnibus Agreement. Following completion of the Offering, PBF Energy retained the working capital of the Predecessor, as these balances represented assets and liabilities related to the Predecessor’s assets prior to the closing of the Offering.
We received proceeds (after deducting underwriting discounts and structuring fees but before offering expenses) from the Offering of approximately $341.0 million. We used the net proceeds from the Offering (i) to distribute approximately $35.0 million to PBF LLC to reimburse it for offering expense it incurred on behalf of the Partnership and for certain capital expenditures incurred prior to the closing of the Offering with respect to assets contributed to us; (ii) to pay debt issuance costs of approximately $2.3 million related to our Revolving Credit Facility and Term Loan; (iii) to purchase $298.7 million in U.S. Treasury or other investment grade securities which is being used as collateral to secure our obligations under the term loan and will be used by us in the future to fund anticipated capital expenditures; and (iv) to retain approximately $5.0 million for general partnership purposes. We also borrowed $298.7 million at the closing of the Offering under the Term Loan and distributed the proceeds of such borrowings to PBF LLC.
In addition to the retention of $5.0 million of the net proceeds from the Offering for general partnership purposes and subsequent to initiation of our commercial and service agreements with PBF Holding effective as of May 14, 2014, we expect our ongoing sources of liquidity to include cash generated from operations, the liquidation of U.S. Treasury and other investment grade securities that are pledged under our Term Loan facility, borrowings under our Revolving Credit Facility, and the issuance of additional debt and equity securities as appropriate given market conditions. We intend to sell our U.S. Treasury or other investment grade securities over time to fund our capital expenditures. Immediately prior to selling such securities, we will repay an equal amount of borrowings under our Term Loan with borrowings under our new Revolving Credit Facility. As a result, our U.S. Treasury and other investment grade securities, coupled with the availability under our new Revolving Credit Facility, initially provide us with the ability to fund capital expenditures without increasing the net amount of our outstanding borrowings. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness.
We intend to pay a minimum quarterly distribution of $0.30  per unit per quarter, or $1.20 per unit on an annualized basis, for each calendar quarter commencing with the quarterly period ending June 30, 2014, which aggregates to $9.5 million per quarter and $38.1 million per year based on the number of common and subordinated units outstanding immediately after completion of the Offering. We will adjust the amount of our distribution for the period May 14, 2014 through June 30, 2014 based on the number of days in the period divided by 90. We do not have a legal or contractual obligation to pay these distributions.
New Credit Facilities
Concurrent with the closing of the Offering, we entered into the Revolving Credit Facility and the Term Loan, each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. We borrowed $300.0 million under the Term Loan at the closing of the Offering and distributed $298.7 of the proceeds of such borrowings to PBF LLC.
The Revolving Credit Facility was entered into at the closing of the Offering and is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We also have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $325.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and a $25.0 million sublimit for swingline loans. Obligations under the credit facility and certain cash management and hedging obligations designated by us are guaranteed by our restricted subsidiaries, and are secured by a first priority lien on our assets (including our equity interests in Delaware City Terminaling) and those of our restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon our Consolidated Total Leverage Ratio (as defined in the Revolving Credit Facility).
The Term Loan was used to fund a $298.7 million distribution to PBF LLC and the Term Loan is guaranteed by a guaranty of collection from PBF LLC and is secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount of the Term Loan. Borrowings under the Term Loan bear interest either at Base Rate (as defined in the Term Loan), or at LIBOR plus an applicable margin equal to 0.25%.
The Revolving Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature that, among other things, limit or restrict the Partnership’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material contracts, engage in business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets or enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length. The Term Loan contains affirmative and negative covenants customary for term loans of this nature that, among other things, limit the Partnership’s use of the proceeds and restrict the Partnership’s ability to incur liens and enter into burdensome agreements.
Additionally, the Partnership is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as the Partnership obtains an investment grade credit rating, Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Facility), of at least 2.50 to 1.00, (b) Consolidated Total Leverage Ratio of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) the Partnership has issued at least $100.0 million of unsecured notes and (ii) in addition (and without prejudice) to clause (i), upon the consummation of a material permitted acquisition (as defined in the Revolving Credit Facility) and for two-

hundred seventy days immediately thereafter (an “Increase Period”), if elected by the Partnership by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level (the “Step-Up”) provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up)) and (c) after the Partnership has issued at least $100.0 million of unsecured notes, Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement) of not greater than 3.50 to 1.00. The Revolving Credit Facility generally prohibits the Partnership from making cash distributions (subject to certain exceptions) except so long as no default or event of default exists or would be caused thereby, and only to the extent permitted by the Partnership Agreement, the Partnership may make cash distributions to unitholders up to the amount of the Partnership’s available cash (as defined in the Partnership Agreement).
The agreements contain events of default customary for transactions of their nature, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the Revolving Credit Facility or related documentation, any representation or warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in the Partnership’s ownership or the ownership or board composition of our general partner and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against the Partnership and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three months ended March 31,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(2,169)	$(1,934)
Net cash used in investing activities	(1,292)	(5,912)
Net cash provided by financing activities	3,461	7,846
Net change in cash and cash equivalents	$—	$—
Cash flows used in operating activities increased $0.2 million, or 12%, to $2.2 million for the three months ended March 31, 2014 compared to $1.9 million for the three months ended March 31, 2013. The increase in net cash used in operating activities was primarily the result of higher general and administrative expenses due to a full three months of operations in the first quarter of 2014.
Cash flows used in investing activities decreased $4.6 million or 78%, to $1.3 million for the three months ended March 31, 2014 compared to $5.9 million for the three months ended March 31, 2013. The decrease in net cash used in investing activities was a result of a decrease in capital expenditures.
Cash flows provided by financing activities decreased $4.4 million, or 56%, to $3.5 million for the three months ended March 31, 2014 compared to $7.9 million for the three months ended March 31, 2013. Cash flows provided by financing activities for the three months ended March 31, 2014 and 2013, respectively, were a result of cash contributed by PBF Energy, which were primarily used to fund capital expenditures and operating costs.

Capital Expenditures
Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the refurbishment and replacement of terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Expansion capital expenditures are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term. Examples of expansion capital expenditures include the acquisition of equipment and the construction, development or acquisition of unloading equipment or other equipment at our facilities or additional throughput capacity to the extent such capital expenditures are expected to expand our operating capacity or our operating income.
Capital expenditures for the three months ended March 31, 2014 were $1.3 million, primarily for the expansion of the DCR Rail Terminal. For the three months ended March 31, 2013 our Predecessor incurred a total of $5.9 million for expansion capital expenditures including $5.8 million for the DCR Rail Terminal. Our Predecessor’s capital funding requirements were funded by capital contributions from PBF Energy.
We expect to spend approximately $8.7 million to complete the expansion project at our DCR Rail Terminal that will increase our unloading capacity from 105,000 bpd to 130,000 bpd by the third quarter of 2014. We also expect to spend approximately $228 thousand to purchase and install two additional LACT units at our Toledo Truck Terminal by the end of the second quarter of 2014. We have budgeted maintenance capital expenditures of approximately $2.0 million for the twelve months ending June 30, 2015. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending June 30, 2015.
We expect that we will sell our U.S. Treasury or other investment grade securities currently used to secure our obligations under the Term Loan over time to fund our capital expenditures, and immediately prior to selling such securities, we will repay an equal amount of Term Loan borrowings with borrowings under our Revolving Credit Facility. We may also rely on external sources including other borrowings under our Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion.
Under the Omnibus Agreement, PBF Energy has agreed to reimburse us for any costs up to $20.0 million per event (net of any insurance recoveries) that we incur for repairs required due to the failure of any Contributed Asset to operate in substantially the same manner and condition as such asset was operating prior to the closing of the Offering during the first five years after the closing of the Offering, and any clean-up related thereto.

Contractual Obligations
We had no contractual obligations as of March 31, 2014.

Effects of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental and Other Matters
Environmental Regulation.
Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the development of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.
Environmental Liabilities.
Contamination resulting from spills of crude oil is not unusual within the petroleum terminaling or transportation industries. Historic spills along truck and rail racks, and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater.
Under the Contribution Agreement, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor’s properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closing of the Offering. In addition, we have agreed to indemnify PBF Energy for certain events and conditions associated with the ownership or operation of our assets that occur after the closing of the Offering and for environmental liabilities related to our assets to the extent PBF Energy is not required to indemnify us for such liabilities or if the environmental liability is the result of the sole or gross negligence or willful misconduct of PBF Energy or its employees, including those seconded to us. As a result, we may incur the type of expenses described above in the future, which may be substantial.
Iran Sanctions Compliance Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 ("ITRA"), which added Section 13(r) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it may include any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Neither we nor any of our controlled affiliates or subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the reporting period.
Funds affiliated with The Blackstone Group L.P. (“Blackstone”) are holders of approximately 26.8% of the outstanding voting interests of PBF Energy and have nominated two of the current directors on PBF Energy's Board of Directors. Accordingly, Blackstone may be deemed an “affiliate” of PBFX, through PBF Energy, as that term is defined in Exchange Act Rule 12b-2. We received notice from Blackstone that it has included the disclosures described below in its SEC filings pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of PBF Energy, may also be deemed to be an affiliate of ours. We have not independently verified the disclosures described in the following paragraph.
We have received notice from Blackstone that Travelport Limited ("Travelport"), as part of their global business in the travel industry, provides certain passenger travel related GDS and airline IT services to Iran Air and certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption in the International Emergency Economic Powers Act permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control (“OFAC”). Subject to any changes in the exempt/licensed status of such activities, Travelport intends to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. Because we do not generally own the crude oil that is distributed through our facilities, and because all of our commercial agreements with PBF Energy require PBF Energy to bear the risk of any material volume loss relating to the services we provide, we have minimal direct exposure to risks associated with fluctuating commodity prices.
Debt that we incur under our Revolving Credit Facility and Term Loan will bear interest at a variable rate and will expose us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $4.9 million change in our interest expense, assuming we were to borrow all $275.0 million under our Revolving Credit Facility and the outstanding balance of our Term Loan was $300.0 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBFX's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2014. Based on that evaluation, PBFX's principal executive officer and the principal financial officer have concluded that PBFX's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. Pursuant to the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an emerging growth company as defined in the JOBS Act. Our first Annual Report on Form 10-K will not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.

Management has not identified any changes in PBFX's internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Although from time to time we may be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows. We are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a.On May 8, 2014, the Partnership, PBF GP, PBF Energy, PBF LLC, PBF Holding, DCR, Delaware City Terminaling and TRC entered into the Contribution Agreement. On May 14, 2014, in connection with the closing of the Offering, the following transactions occurred pursuant to the Contribution Agreement:

•	DCR distributed all of the interests in Delaware City Terminaling and TRC distributed the Toledo Truck Terminal, in each case, to PBF Holding.

•
PBF Holding contributed (i) all of the interests in Delaware City Terminaling and (ii) the Toledo Truck Terminal to the Partnership in exchange for (a) 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in the Partnership, (b) all of the Partnership’s incentive distribution rights, (c) the right to receive a distribution of $30.0 million from the Partnership as reimbursement for certain preformation capital expenditures attributable to the contributed assets, and (d) the right to receive a distribution of $298.7 million, and in connection with the foregoing, the Partnership redeemed PBF Holding’s initial partner interests in the Partnership for $1,000.

•
PBF Holding distributed to PBF LLC (i) its interest in PBF GP, (ii) the common units, subordinated units and incentive distribution rights, (iii) the right to receive a distribution of $30.0 million as reimbursement for certain preformation capital expenditures, and (iv) the right to receive a distribution of $298.7 million.

Each subordinated unit issued pursuant to the Contribution Agreement will convert into one common unit at the end of the subordination period (as set forth in the Partnership Agreement and described in the Prospectus).
The foregoing transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act by Section 4(2) thereof.
b.On May 8, 2014, our Registration Statement on Form S-1 (File No. 333-195024), as amended through the time of its effectiveness, that we filed with the SEC relating to the Offering was declared effective. Barclays Capital Inc. and UBS Securities LLC served as representatives of the several underwriters for the Offering. On May 14, 2014, we closed the Offering of 15,812,500 common units (including 2,062,500 common units acquired under an over-allotment option that was fully exercised by the underwriters) at a price of $23.00 per common unit, resulting in gross proceeds of approximately $363.7 million.

A summary of the proceeds received and the use of proceeds is as follows (in thousands):

Proceeds received from sale of common units	$363,688

Use of proceeds:
Underwriting discounts and commissions	$21,821
Structuring fees	910
Estimated offering expenses (reimbursed to PBF LLC)	5,000
Debt issuance costs	2,293
Retained for working capital	5,000
Distributed to PBF LLC	328,664
Total	$363,688

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Limited Partnership of PBF Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
3.2	Certificate of Formation of PBF Logistics GP LLC (incorporated by reference herein to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
3.3
First Amended and Restated Agreement of Limited Partnership of PBF Logistics LP dated May 14, 2014 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

3.4
First Amended and Restated Limited Liability Company Agreement of PBF Logistics GP LLC dated May 14, 2014 (incorporated by reference herein to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.1
Contribution and Conveyance Agreement by and among PBF Logistics LP, PBF Logistics GP LLC, PBF Energy Inc., PBF Energy Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC and Toledo Refining Company LLC dated as of May 8, 2014 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.2
Omnibus Agreement among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP dated May 14, 2014 (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.3
Operation and Management Services and Secondment Agreement by and among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.4
Term Loan and Security Agreement dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as administrative agent and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.5
Revolving Credit Agreement dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, L/C issuer and lender and the other lenders party thereto (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.6
Delaware City Rail Terminaling Services Agreement dated as of May 14, 2014 by and between PBF Holding Company LLC and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.7
Toledo Truck Unloading & Terminaling Agreement dated as of May 14, 2014 by and between PBF Holding Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10,7 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.8#
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.9#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 3, 2014).
10.10	Form of Indemnification Agreement (incorporated by reference herein to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 3, 2014).
31.1	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
# Represents management contract or compensatory plan or arrangement.
* Furnished, not filed.

In accordance with Rule 402 of Regulation S-T, the XBRL information in Exhibit 101 to this Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date	June 18, 2014		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Limited Partnership of PBF Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
3.2	Certificate of Formation of PBF Logistics GP LLC (incorporated by reference herein to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
3.3
First Amended and Restated Agreement of Limited Partnership of PBF Logistics LP dated May 14, 2014 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

3.4
First Amended and Restated Limited Liability Company Agreement of PBF Logistics GP LLC dated May 14, 2014 (incorporated by reference herein to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.1
Contribution and Conveyance Agreement by and among PBF Logistics LP, PBF Logistics GP LLC, PBF Energy Inc., PBF Energy Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC and Toledo Refining Company LLC dated as of May 8, 2014 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.2
Omnibus Agreement among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP dated May 14, 2014 (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.3
Operation and Management Services and Secondment Agreement by and among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.4
Term Loan and Security Agreement dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as administrative agent and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.5
Revolving Credit Agreement dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, L/C issuer and lender and the other lenders party thereto (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.6
Delaware City Rail Terminaling Services Agreement dated as of May 14, 2014 by and between PBF Holding Company LLC and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.7
Toledo Truck Unloading & Terminaling Agreement dated as of May 14, 2014 by and between PBF Holding Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10,7 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.8#
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.9#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 3, 2014).
10.10	Form of Indemnification Agreement (incorporated by reference herein to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 3, 2014).

31.1	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
# Represents management contract or compensatory plan arrangement
* Furnished, not filed.
In accordance with Rule 402 of Regulation S-T, the XBRL information in Exhibit 101 to this Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.