Form 10-Q
period 2014-06-30
PBF Logistics LP
filed 2014-08-13
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2014, there were 15,886,553 common units and 15,886,553 subordinated units outstanding.

PBF LOGISITICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and currently owns 90.5% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”) of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). Upon completion of the Offering, PBF LLC held a 50.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 49.8% limited partner interest owned by public unit holders.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “PBF MLP Predecessor,” the “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to May 14, 2014, refer to PBF MLP Predecessor, our predecessor for accounting purposes (the “Predecessor”), which includes the assets, liabilities and results of operations of certain crude oil terminaling assets of PBF Holding. The assets were owned and operated by PBF Holding’s subsidiaries Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC (“TRC”), and were contributed to PBFX in connection with the Offering. PBF Holding, together with its subsidiaries, owns and operates three oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

References in this Form 10-Q to “PBF Logistics LP,” “PBFX,” the “Partnership” and “we,” “our,” “us,” or like terms used in the context of periods on or after May 14, 2014, refer to PBF Logistics LP and its subsidiaries. See Note 3 to our condensed consolidated financial statements for further information regarding the Offering and related transactions.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed in the section entitled “Risk Factors” in our prospectus dated May 8, 2014, as filed with the SEC on May 9, 2014 (the “Prospectus”) and elsewhere in this Form 10-Q. All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements, as well as the following risks and uncertainties:

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

PART 1 - FINANCIAL INFORMATION

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	June 30, 2014	December 31, 2013
		Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$4,174	$—
Accounts receivable - affiliates	7,782	—
Prepaid expenses and other current assets	495	—
Total current assets	12,451	—
Property, plant and equipment, net	33,425	29,996
Marketable securities	299,996	—
Other assets, net	2,220	—
Total assets	$348,092	$29,996
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable- affiliates	$3,997	$—
Accounts payable and accrued liabilities	295	499
Total current liabilities	4,292	499
Long-term debt	300,000	—
Other long-term liabilities	—	—
Total liabilities	304,292	499

Commitments and contingencies (Note 9)

Equity:
Net investment - Predecessor	—	29,497
Common unitholders - Public (15,812,500 units issued and outstanding)	338,843	—
Common unitholder - PBF LLC (74,053 units issued and outstanding)	(1,369)	—
Subordinated unitholder - PBF LLC (15,886,553 units issued and outstanding)	(293,674)	—
Total equity	43,800	29,497
Total liabilities and equity	$348,092	$29,996

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
		Predecessor		Predecessor

Revenue from affiliates	$7,782	$—	$7,782	$—

Costs and expenses:
Operating and maintenance expenses	1,697	1,474	3,233	3,017
General and administrative expenses	1,427	550	2,060	941
Depreciation and amortization	284	286	575	450
Total costs and expenses	3,408	2,310	5,868	4,408

Income (loss) from operations	4,374	(2,310)	1,914	(4,408)

Other income (expense):
Interest expense, net and other financing costs	(287)	—	(287)	—
Amortization of loan fees	(73)	—	(73)	—
Net income (loss)	4,014	$(2,310)	1,554	$(4,408)
Less: Predecessor loss prior to initial public offering on May 14, 2014	(1,403)		(3,863)
Limited partners' interest in net income subsequent to initial public offering	$5,417		$5,417

Net income per limited partner unit:
Common units - basic	$0.17		$0.17
Common units - diluted	0.17		0.17
Subordinated units- basic and diluted	0.17		0.17
Weighted average limited partner units outstanding:
Common units - basic	15,886,553		15,886,553
Common units - diluted	15,887,957		15,887,957
Subordinated units- basic and diluted	15,886,553		15,886,553

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended June 30,
	2014	2013
		Predecessor
Cash flows from operating activities:
Net income (loss)	$1,554	$(4,408)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	575	450
Amortization of deferred financing fees	73	—
Unit-based compensation expense	195	—
Changes in operating assets and liabilities:
Accounts receivable - affiliate	(7,782)	—
Prepaid expenses and other current assets	(495)	—
Accounts payable - affiliate	3,997	—
Accounts payable and accrued liabilities	(204)	—
Other assets and liabilities	3	—
Net cash (used in) provided by operations	(2,084)	(3,958)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(4,004)	(10,173)
Purchase of marketable securities	(599,997)	—
Maturities of marketable securities	299,987	—
Net cash (used in) provided by investing activities	(304,014)	(10,173)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters' discount and commissions	340,957	—
Offering costs for issuance of common units	(5,000)	—
Distribution to PBF LLC	(328,664)	—
Parent contribution	5,272	14,131
Proceeds from term loan	300,000	—
Deferred financing costs	(2,293)	—
Net cash provided by (used in) financing activities	310,272	14,131

Net change in cash and cash equivalents	4,174	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$4,174	$—

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$30,906	$—
Accrued capital expenditures	—	159

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(unaudited, in thousands)

		Partnership
	Predecessor	Common Units - Public	Common Units - PBF	Subordinated Units - PBF	Total
Balance at January 1, 2013	$18,875	$—	$—	$—	$18,875
Net loss	(4,408)	—	—	—	(4,408)
Contributions	14,131	—	—	—	14,131
Balance at June 30, 2013	28,598	—	—	—	28,598

Balance at January 1, 2014	29,497	—	—	—	29,497
Net loss (January 1, 2014 through May 13, 2014)	(3,863)	—	—	—	(3,863)
Contributions	5,272	—	—	—	5,272
Allocation of Predecessor net investment to unitholders	(30,906)	—	143	30,763	—
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	340,957	—	—	340,957
Offering costs	—	(5,000)	—	—	(5,000)
Cash distribution to PBF LLC	—	—	(1,525)	(327,139)	(328,664)
Net income (May 14, 2014 through June 30, 2014)	—	2,696	13	2,708	5,417
Unit-based compensation expense	—	195	—	—	195
Other comprehensive loss	—	(5)	—	(6)	(11)
Balance at June 30, 2014	$—	$338,843	$(1,369)	$(293,674)	$43,800

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and currently owns 90.5% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC ("PBF Holding"), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”) of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). Upon completion of the Offering, PBF LLC held a 50.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 49.8% limited partner interest owned by public unit holders. Refer to Note 3 "Initial Public Offering" of our Notes to Condensed Consolidated Financial Statements for further discussion.

PBFX engages in the receiving, handling and transferring of crude oil. The Partnership does not take ownership of or receive any payments based on the value of the crude oil that it handles and does not engage in the trading of any commodities. PBFX's assets are integral to the operations of PBF Energy's refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Subsequent to the Offering, PBFX generates all of its revenues from transactions with PBF Energy.

In connection with the Offering, PBF Holding contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to the Partnership. The assets were owned and operated by PBF Holding’s subsidiaries Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC (“TRC”), and were contributed to the Partnership in connection with the Offering. PBF Holding, together with its subsidiaries, owns and operates three oil refineries and related facilities in North America. PBF Energy, through its ownership in PBF LLC, controls all of the business affairs of PBFX and PBF Holding.

PBFX's initial assets consist of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which was part of PBF Holding’s Toledo, Ohio refinery, which together with the DCR Rail Terminal, we refer to as the Contributed Assets. In connection with the Offering, the Contributed Assets were distributed from PBF Holding to PBF LLC. The DCR Rail Terminal consists of a double loop track and ancillary pumping and unloading equipment. Construction of the DCR Rail Terminal began in July 2012 and commenced operations in February 2013. The DCR Rail Terminal has a total throughput capacity of up to 105,000 barrels per day (“bpd”), and prior to the Offering, PBF Holding was, and continues to be, the owner of all crude oil handled at the terminal. An expansion project was completed in the third quarter of 2014 that increased the DCR Rail Terminal's unloading capacity from 105,000 bpd to 130,000 bpd. The Toledo Truck Terminal commenced operations in December 2012 with one lease automatic custody transfer (“LACT”) unit. Two additional LACT units were made operational in May 2013. In July 2013, a fourth LACT unit was purchased that had previously been owned and operated at the Toledo Truck Terminal by a vendor in connection with a crude oil supply agreement. Subsequent to the closing of the Offering, two additional LACT units were placed into service in June 2014, increasing the total LACT units to six and total throughput capacity to approximately 22,500 bpd. The Contributed Assets, along with the LACT units placed into service in June 2014, operate within the totality of the Toledo refinery and adjacent to the Delaware City refinery. The Contributed Assets did not generate third party or affiliate revenue prior to the Offering. However, subsequent to the Offering, both of the Contributed Assets have generated affiliate revenue.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX and the Predecessor, as applicable, for the periods presented. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

The financial statements presented in this Quarterly Report on Form 10-Q include the condensed consolidated financial results of the Predecessor for periods presented through May 13, 2014, and the condensed consolidated financial results of PBFX for the period beginning May 14, 2014, the completion date of the Offering. The Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses prior to the Offering. The balance sheet as of June 30, 2014 presents solely the consolidated financial position of PBFX.

2. SUMMARY OF ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less, but exclude debt or equity securities classified as marketable securities.

Marketable Securities
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs (as defined below). The terms of the marketable securities range from one to three months and are classified on the balance sheet in non-current assets. The gross unrecognized holding gains and losses as of June 30, 2014 were not material. As of June 30, 2014, these investments are used as collateral to secure the Term Loan (as defined below) and are intended to be used only to fund future capital expenditures.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. PBFX capitalizes costs associated with the preliminary, pre-acquisition and development/construction stages of a major construction project. PBFX capitalizes the interest cost associated with major construction projects based on the effective interest rate of its total borrowings. Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized.
PBFX’s depreciable property, plant and equipment is comprised of terminals and equipment which are depreciated using the straight-line method over estimated useful lives of 25 years.

Long-Lived Assets
PBFX reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is evaluated by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. If such analysis indicates that the carrying value of the long-lived assets is not considered to be recoverable, the carrying value is reduced to the fair value.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Although management would utilize assumptions that it believes are reasonable, future events and changing market conditions may impact management’s assumptions, which could produce different results.

Asset Retirement Obligations
PBFX records an asset retirement obligation at fair value for the estimated cost to retire a tangible long-lived asset at the time PBFX incurs that liability, which is generally when the asset is purchased, constructed, or leased. PBFX records the liability when it has a legal or contractual obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, PBFX will record the liability when sufficient information is available to estimate the liability’s fair value. Certain of PBFX’s asset retirement obligations are based on its legal obligation to perform remedial activity at its refinery sites when it permanently ceases operations of the long-lived assets. PBFX therefore considers the settlement date of these obligations to be indeterminable. Accordingly, PBFX cannot calculate an associated asset retirement liability for these obligations at this time. PBFX will measure and recognize the fair value of these asset retirement obligations when the settlement date is determinable.

Environmental Matters
Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and applying current regulations, as well as PBFX’s own internal environmental policies. The measurement of environmental remediation liabilities may be discounted to reflect the time value of money if the aggregate amount and timing of cash payments of the liabilities are fixed or reliably determinable. The actual settlement of PBFX’s liability for environmental matters could materially differ from its estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.

Revenue Recognition
PBFX recognizes revenue for crude oil terminaling services based on the greater of contractual minimum volume throughput commitments or the delivery of actual volumes transferred based on contractual rates applied to throughput volumes. PBFX derived all of its revenue from services provided to subsidiaries of PBF Energy. Prior to the Offering, PBFX's assets were a part of the integrated operations of PBF Energy. The Predecessor generally recognized only the costs and did not record revenue associated with the receiving, handling and transferring services provided to PBF Energy on an intercompany basis. Following the closing of the Offering, PBFX's revenues were generated by commercial agreements with subsidiaries of PBF Energy.

Unit-Based Compensation
PBFX's general partner provides unit-based compensation to certain officers, non-employee directors and employees of our general partner or its affiliates, consisting of phantom units. The fair value of PBFX's phantom units are measured based on the fair market value of the underlying common units on the date of grant based on the common unit closing price on the grant date. The estimated fair value of PBFX's phantom units is amortized over the vesting period using the straight-line method. Awards vest over a four year service period. The phantom unit awards may be settled in common units, cash or a combination of both. Expenses related to unit-based compensation are included in general and administrative expenses.

Net Income Per Unit
In addition to the common and subordinated units, PBFX has identified the general partner interest and IDRs

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units.
Prior to May 14, 2014, PBFX was wholly owned by PBF Energy and, accordingly, PBFX did not calculate or report net income per unit.

Fair Value of Financial Instruments
The estimated fair value of cash, accounts receivable, certain other current assets, accounts payable, accrued expenses and other current liabilities approximates their carrying value reflected in the consolidated financial statements because of the short-term maturity of the instruments.

Fair Value Measurement
A fair value hierarchy (Level 1, Level 2, or Level 3) is used to categorize fair value amounts based on the quality of inputs used to measure fair value. Accordingly, fair values derived from Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values derived from Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are either directly or indirectly observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
PBFX uses appropriate valuation techniques based on the available inputs to measure the fair values of its applicable assets and liabilities. When available, PBFX measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. In some valuations, the inputs may fall into different levels in the hierarchy. In these cases, the asset or liability level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurements.

Income Taxes
PBFX is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account his, her or its share of items of income, gain, loss and deduction in computing his, her or its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of PBFX's assets, the acquisition price of such partner's units and the taxable income allocation requirements under the First Amended and Restated Agreement of Limited Partnership of the Partnership (“Partnership Agreement”).
Prior to the Offering, PBFX was included in PBF LLC’s U.S. federal income tax return. As PBF LLC is a limited liability company treated as a “flow-through” entity for income tax purposes, there is no benefit or provision for U.S. federal or state income tax in the accompanying financial statements.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

3. INITIAL PUBLIC OFFERING

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
The Partnership received proceeds (after deducting underwriting discounts and structuring fees but before offering expenses) from the Offering of approximately $340,957. The Partnership used the net proceeds from the Offering (i) to distribute approximately $35,000 to PBF LLC to reimburse it for certain capital expenditures incurred prior to the closing of the Offering with respect to assets contributed to the Partnership and to reimburse it for offering expenses it incurred on behalf of the Partnership; (ii) to pay debt issuance costs of approximately $2,293 related to the Partnership’s Revolving Credit Facility (as defined below) and the Term Loan (as defined below); (iii) to purchase $298,664 in U.S. Treasury securities which are to be used to fund anticipated capital expenditures; and (iv) to retain approximately $5,000 for general partnership purposes. The Partnership also borrowed $298,664 under the Term Loan and distributed the proceeds of such borrowings to PBF LLC.
On May 8, 2014, the Partnership, PBF GP, PBF Energy, PBF LLC, PBF Holding, Delaware City Refining Company LLC ("DCR"), Delaware City Terminaling Company LLC ("Delaware City Terminaling") and the Toledo Refining Company LLC ("TRC") entered into the Contribution and Conveyance Agreement (the “Contribution Agreement”). On May 14, 2014, in connection with the closing of the Offering, the following transactions occurred pursuant to the Contribution Agreement:

•	DCR distributed all of the interests in Delaware City Terminaling and TRC distributed the Toledo Truck Terminal, in each case, to PBF Holding at their historical cost.

•
PBF Holding contributed, at their historical costs, (i) all of the interests in Delaware City Terminaling and (ii) the Toledo Truck Terminal to the Partnership in exchange for (a) 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in the Partnership, (b) all of the Partnership’s IDRs, (c) the right to receive a distribution of $30,000 from the Partnership as reimbursement for certain preformation capital expenditures attributable to the contributed assets, and (d) the right to receive a distribution of $298,664; and in connection with the foregoing, the Partnership redeemed PBF Holding’s initial partner interests in the Partnership for $1.

•
PBF Holding distributed to PBF LLC (i) its interest in PBF GP, (ii) the common units, subordinated units and incentive distribution rights, (iii) the right to receive a distribution of $30,000 as reimbursement for certain preformation capital expenditures, and (iv) the right to receive a distribution of $298,664.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

A summary of the proceeds received and the use of proceeds was as follows:

Proceeds received from sale of common units	$363,688

Use of proceeds:
Underwriting discounts and commissions	$21,821
Structuring fees	910
Estimated offering expenses (reimbursed to PBF LLC)	5,000
Debt issuance costs	2,293
Retained for working capital	5,000
Distributed to PBF LLC	30,000
Purchase of marketable securities	298,664
Total	$363,688

4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Land	$436	$436
Terminals and equipment	29,341	29,092
Construction in progress	5,255	1,500
	35,032	31,028
Accumulated depreciation	(1,607)	(1,032)
Property, plant and equipment, net	$33,425	$29,996

5. DEBT
On May 14, 2014, in connection with the closing of the Offering, the Partnership entered into agreements for a five-year, $275,000 senior secured revolving credit facility (the “Revolving Credit Facility”) and a three-year, $300,000 term loan facility (the “Term Loan”), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders.
The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The Partnership has the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $325,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25,000 sublimit for standby letters of credit and a $25,000 sublimit for swingline loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations designated by the Partnership are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on the Partnership’s assets (including the Partnership’s equity interests in Delaware City Terminaling) and those of the Partnership’s restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.
The Term Loan was used to fund distributions to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

equal to or greater than the outstanding principal amount of the Term Loan. PBFX purchased additional collateral securities subsequent to June 30, 2014 such that the total amount of collateral securities was in excess of the outstanding principal of the Term Loan. Borrowings under the Term Loan bear interest either at Base Rate (as defined in the Term Loan), or at LIBOR plus an applicable margin equal to 0.25%.
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
Additionally, the Partnership is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as the Partnership obtains an investment grade credit rating, Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Facility), of at least 2.50 to 1.00, (b) Consolidated Total Leverage Ratio of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) the Partnership has issued at least $100,000 of unsecured notes and (ii) in addition (and without prejudice) to clause (i), upon the consummation of a material permitted acquisition (as defined in the Revolving Credit Facility) and for two-hundred seventy days immediately thereafter (an “Increase Period”), if elected by the Partnership by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level (the “Step-Up”) provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up) and (c) after the Partnership has issued at least $100,000 of unsecured notes, Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement) of not greater than 3.50 to 1.00. The Revolving Credit Facility generally prohibits the Partnership from making cash distributions (subject to certain exceptions) except so long as no default or event of default exists or would be caused thereby, and only to the extent permitted by the Partnership Agreement, the Partnership may make cash distributions to unitholders up to the amount of the Partnership’s available cash (as defined in the Partnership Agreement).
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
At June 30, 2014, PBFX had $300,000 outstanding under the Term Loan. The estimated fair value of the Term Loan approximates its carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.

6. EQUITY
PBFX had 15,812,500 common units held by the public outstanding as of June 30, 2014. PBF Energy owns 74,053 of PBFX's common units and 15,886,553 of PBFX's subordinated units constituting a total ownership interest of 50.2%. The Offering transactions were allocated in accordance with agreements signed concurrently with the Offering and the pro-rata ownership of the units held by PBF Energy. There have not been any changes

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

to the number of outstanding units since the completion of the Offering. In accordance with the Partnership Agreement, PBF Energy's subordinated units will convert into common units on a one-for-one basis once PBFX has met specified distribution targets and successfully completed other tests set forth in the Partnership Agreement.

Issuance of Additional Interests
The Partnership Agreement authorizes PBFX to issue an unlimited number of additional partnership interests for the consideration and on the terms and conditions determined by PBFX's general partner without the approval of the unitholders. It is possible that PBFX will fund acquisitions through the issuance of additional common units, subordinated units or other partnership interests. Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX's distributions of available cash. Refer to Note 7 "Unit-Based Compensation" of our Notes to Condensed Consolidated Financial Statements for further information.

Allocations of Net Income
The Partnership Agreement contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

Percentage Allocations of Available Cash from Operating Surplus
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and PBF LLC (in its capacity as the holder of PBFX's IDRs) based on the specified target distribution levels. The amounts set forth under “marginal percentage interest in distributions” are the percentage interests of PBF LLC and the unitholders in any available cash from operating surplus PBFX distributes up to and including the corresponding amount in the column “total quarterly distribution per common unit and subordinated unit.” The percentage interests shown for PBFX's unitholders and PBF LLC for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for PBF LLC assume that there are no arrearages on common units and that PBF LLC continues to own all of the IDRs.

	Total Quarterly Distribution per Common Unit and Subordinated Unit	Marginal Percentage Interest in Distributions
		Unitholders	PBF LLC (as holder of Incentive Distribution Rights)
Minimum Quarterly Distribution	up to $0.300	100.0%	—
First Target Distribution	above $0.300 up to $0.345	100.0%	—
Second Target Distribution	above $0.345 up to $0.375	85.0%	15.0%
Third Target Distribution	above $0.375 up to $0.450	75.0%	25.0%
Thereafter	above $0.450	50.0%	50.0%
The Partnership Agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. PBFX declares distributions subsequent to quarter end. In accordance with the Partnership Agreement, on August 1, 2014, the general partner's board of directors announced that it had declared a quarterly cash distribution of $0.16 per unit for the pro-rated period of May 14, 2014 through June 30, 2014. PBFX will pay the distribution on August 29, 2014 to all unitholders of record on August 15, 2014. PBFX made no distributions prior to this date.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

7. UNIT-BASED COMPENSATION
PBFX's general partner's board of directors adopted the PBF Logistics LP 2014 Long-Term Incentive Plan (the "LTIP ") in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants and non-employee directors of the general partner and its affiliates.
In May 2014, PBFX issued phantom unit awards under the LTIP to certain directors, officers and employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX's common unit on that date. The estimated fair value of PBFX's phantom units is amortized over the vesting period of four years, using the straight-line method. Total unrecognized compensation cost related to PBFX's nonvested phantom units totaled $7,014 as of June 30, 2014, which is expected to be recognized over a weighted-average period of four years. The fair value of nonvested service phantom units outstanding as of June 30, 2014, totaled $7,209.
A summary of PBFX's unit award activity for the six months ended June 30, 2014, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	—	$—
Awards granted	270,522	26.65
Nonvested at June 30, 2014	270,522	26.65
PBFX's long-term incentive plans provide for the issuance of distribution equivalent rights ("DERs") in connection with phantom unit awards.  A DER entitles the participant to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the participant and the cash distribution per common unit paid by PBFX to its common unitholders.  Cash payments made in connection with DERs are charged to partners' equity, accrued and paid upon vesting.  As of June 30, 2014, no cash payments have been made in connection with DERs.

8. NET INCOME PER UNIT
Net income per unit is calculated for the Partnership only for periods after the Offering as no units were outstanding prior to May 14, 2014. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to PBFX's unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.
Diluted net income per unit includes the effects of potentially dilutive units of PBFX's common units that consist of unvested phantom units. Diluted net income per unit excludes the effects of 264,000 phantom units because they were anti-dilutive for the three and six months ended June 30, 2014, respectively. Basic and diluted net income (loss) per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, PBFX has also identified the general partner interest and incentive distribution rights as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. There have been no additional changes to the outstanding shares after the closing of the Offering. As of June 30, 2014, there were no incentive distribution right amounts available for distribution to the general partner. Therefore, net income available to the limited partner units has not been reduced.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

The calculation of net income per unit is as follows :

Limited partners' interest in net income subsequent to initial public offering	$5,417
Net income per limited partner unit:
Common units - basic	$0.17
Common units - diluted	$0.17
Subordinated units - basic and diluted	$0.17

Weighted average limited partner units outstanding:
Common units - basic	15,886,553
Common units - diluted	15,887,957
Subordinated units - basic and diluted	15,886,553

9. COMMITMENTS AND CONTINGENCIES
The DCR Rail Terminal is located adjacent to the Delaware City refinery, and both are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding an air permit DCR obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the DCR Rail Terminal violate the Delaware Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (“EAB”) and appeals Secretary's Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants' appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle Country, Case No. N13A-09-001 ALR, and DCR and the State of Delaware have filed cross-appeals. Briefs have been filed in this appeal and the court issued a stay until briefs are filed in the second appeal. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State of Delaware and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs are scheduled to be filed in the third quarter of 2014. If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material effect on PBFX's financial condition, results of operations, cash flows and ability to make distributions to its unitholders.

Environmental Matters
PBFX’s assets, along with PBF Energy’s refineries, are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and the composition of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the Partnership’s assets, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities.
In connection with PBF Holding’s acquisition of the DCR assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations. In connection with its acquisition of the DCR assets and the Paulsboro refinery, PBF Holding and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco Inc. (R&M) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

10. RELATED PARTY TRANSACTIONS

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

•
PBF Holding contributed, at their historical costs, (i) all of the interests in Delaware City Terminaling and (ii) the Toledo Truck Terminal to the Partnership in exchange for (a) 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in the Partnership, (b) all of the Partnership’s IDRs, (c) the right to receive a distribution of $30,000 from the Partnership as reimbursement for certain preformation capital expenditures attributable to the contributed assets, and (d) the right to receive a distribution of $298,664; and in connection with the foregoing, the Partnership redeemed PBF Holding’s initial partner interests in the Partnership for $1.

•
PBF Holding distributed to PBF LLC (i) its interest in PBF GP, (ii) the common units, subordinated units and incentive distribution rights, (iii) the right to receive a distribution of $30,000 as reimbursement for certain preformation capital expenditures, and (iv) the right to receive a distribution of $298,664.

Commercial Agreements
PBFX currently derives all of its revenue from two long-term, fee-based agreements with PBF Holding (for rail and truck terminaling services), subject to minimum volume commitments. Under these agreements, PBFX provides various rail and truck terminaling services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes of crude oil. Each of these agreements terminate on the first December 31st following the seventh anniversary and may be extended, at PBF Holding's option, for up to two additional five-year terms. The fees under each of these agreements are indexed for inflation and any increase in the operating costs for providing such services to subsidiaries of PBF Energy.
Delaware City Rail Terminaling Services Agreement
In connection with the Offering, PBFX entered into a rail terminaling services agreement with PBF Holding (the “DCR Terminaling Agreement”) under which it provides terminaling services at the DCR Rail Terminal. Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 75,000 bpd through September 30, 2014 and of at least 85,000 bpd for each quarter thereafter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel for volumes that exceed the minimum throughput commitment. PBFX also receives fees from PBF Holding for providing related ancillary services at the terminal that are specified in the DCR Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

Toledo Truck Unloading & Terminaling Services Agreement
In connection with the Offering, PBFX entered into a truck unloading and terminaling services agreement with PBF Holding (the “Toledo Terminaling Agreement”) under which it provides terminaling services at the Toledo Truck Terminal. Under the Toledo Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBFX also receives fees from PBF Holding for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement.

Omnibus Agreement
PBFX entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among the Partnership, PBF GP, PBF LLC and PBF Holding for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions.
The Omnibus Agreement addresses the following matters:

•
the Partnership’s obligation to pay PBF LLC an administrative fee, initially in the amount of $2,300 per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under the Partnership Agreement);

•	The Partnership’s obligation to reimburse PBF LLC for the salaries and benefits costs of employees who devote more than 50% of their time to PBFX, which is currently estimated to be $900 annually;

•	the Partnership’s agreement to reimburse PBF LLC for all other direct or allocated costs and expenses incurred by PBF LLC on the Partnership’s behalf;

•	PBF LLC’s agreement not to compete with the Partnership under certain circumstances, subject to certain exceptions;

•
the Partnership’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions;

•	a license to use the PBF Logistics trademark and name; and

•
PBF Holding’s agreement to reimburse the Partnership for certain expenditures up to $20,000 per event (net of any insurance recoveries) related to the Contributed Assets for a period of five years after the closing of the Offering, and PBFX's agreement to bear the costs associated with the expansion of the DCR Rail Terminal crude unloading capability.

Prior to the closing of the Offering, PBF Energy allocated to the Predecessor the estimated cost of providing executive and administrative services based on an estimate of the time devoted by PBF Holding employees to provide such services to the Predecessor. General and administrative expenses in the condensed consolidated statement of operations include aggregate payments and reimbursements paid to PBF Holding and PBF LLC under the Omnibus Agreement for periods after the closing of the Offering and for amounts allocated to the Predecessor by PBF Holding prior to the closing of the Offering of $846 and $372 for the three months ended June 30, 2014 and 2013, respectively, and $1,297 and $662 for the six months ended June 30, 2014 and 2013, respectively.
PBFX believes the amounts allocated to it are a reasonable reflection of the utilization of the services provided. However, these allocations may not fully reflect the expenses that would have been incurred if PBFX had been a stand-alone company during the periods presented.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

Operation and Management Services and Secondment Agreement
In connection with the Offering, PBFX entered into an operation and management services and secondment agreement (the “Services Agreement”) with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries will provide PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX will reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, PBFX will pay an annual fee of $490 to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.
Prior to the closing of the Offering, PBF Energy allocated to the Predecessor the estimated cost of providing operation and management services based on an estimate of the time devoted by PBF Holding employees to provide such services to the Predecessor. Operating and maintenance expenses in the condensed consolidated statement of operations include aggregate payments and reimbursements paid to PBF Holding and PBF LLC under the Services Agreement for periods after the closing of the Offering and for amounts allocated to the Predecessor by PBF Holding prior to the closing of the Offering of $106 and $61 for the three months ended June 30, 2014 and 2013, respectively, and $180 and $108 for the six months ended June 30, 2014 and 2013, respectively.
PBFX believes the amounts allocated to it are a reasonable reflection of the utilization of the services provided. However, these allocations may not fully reflect the expenses that would have been incurred if PBFX had been a stand-alone company during the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and the notes thereto included elsewhere in this report. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, in our Prospectus related to the Offering. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our Prospectus and “Cautionary Note Regarding Forward-Looking Statements” in this report. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the Offering refer to the Predecessor. For periods subsequent to the Offering, these terms refer to PBF Logistics LP and its subsidiaries.

Overview
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. On May 14, 2014, PBFX completed the Offering of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). PBFX filed a registration statement on Form S-1, with respect to the Offering, with the SEC which was declared effective on May 8, 2014. On May 9, 2014, PBFX’s common units began trading on the New York Stock Exchange under the symbol “PBFX”. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and currently owns 90.5% of the total economic interest in PBF LLC. Upon completion of the Offering, PBF LLC held a 50.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 49.8% limited partner interest held by public unitholders.
The financial results presented and related discussion and analysis include, for periods prior to May 14, 2014, the consolidated financial position, results of operations and cash flow information of the Predecessor.
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
Our assets and operations are organized as a single reportable segment. The Contributed Assets consist of the following:

•
Delaware City Rail Terminal. Our Delaware City Rail Terminal is a light crude oil rail unloading terminal which commenced operations in February 2013 and serves PBF Energy’s Delaware City and Paulsboro refineries. PBF Energy moves crude oil by barge to its Paulsboro refinery from Delaware after the crude has been unloaded. PBF Energy can also move the crude to other locations. The DCR Rail Terminal is capable of discharging up to 105,000 barrels per day (“bpd”) and has a double-loop track, which can hold up to two 100-car unit trains. An expansion project is underway that is expected to increase the terminal's unloading capacity from 105,000 bpd to 130,000 bpd in the third quarter of 2014. The terminal is capable of unloading a single unit train in approximately 14 hours. The operational flexibility afforded by the rail terminal has the potential to enhance the profitability at both of PBF Energy's East Coast refineries by allowing the refineries to optimize their respective crude oil slates. The DCR Rail Terminal allows PBF Energy’s East Coast refineries to source crude oil from Western Canada and the Mid-Continent, which currently provides cost advantages compared to international crude oil that has historically been processed at PBF Energy’s East Coast refineries and that is priced off of the Brent benchmark. PBF Energy’s East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd.

•
Toledo Truck Terminal. Our Toledo Truck Terminal serves PBF Energy’s Toledo refinery. The Toledo Truck Terminal, currently comprised of six lease automatic custody transfer (“LACT”) units, has unloading capacity of 22,500 bpd. PBF Energy acquired the Toledo refinery in 2011 and has added additional truck crude oil unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude oil slate. The Toledo refinery processes light, sweet crude oil and has a throughput capacity of 170,000 bpd.

Agreements with PBF Energy
The agreements described below became effective on May 14, 2014, concurrent with the closing of the Offering. Accordingly, the agreements are not reflected in our results of operations for the three and six months ended June 30, 2013.

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

•
PBF Holding contributed, at their historical costs, (i) all of the interests in Delaware City Terminaling and (ii) the Toledo Truck Terminal to the Partnership in exchange for (a) 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in the Partnership, (b) all of the Partnership’s IDRs, (c) the right to receive a distribution of $30.0 million from the Partnership as reimbursement for certain preformation capital expenditures attributable to the contributed assets, and (d) the right to receive a distribution of $298.7 million; and in connection with the foregoing, the Partnership redeemed PBF Holding’s initial partner interests in the Partnership for $1.0 thousand.

•
PBF Holding distributed to PBF LLC (i) its interest in PBF GP, (ii) the common units, subordinated units and incentive distribution rights, (iii) the right to receive a distribution of $30.0 million as reimbursement for certain preformation capital expenditures, and (iv) the right to receive a distribution of $298.7 million.

Commercial Agreements
We derive substantially all of our revenue from two long-term, fee-based agreements with PBF Holding, a subsidiary of PBF Energy (for rail and truck terminaling services), supported by minimum volume commitments, inflation adjustments and any increase in our operating costs. Under these agreements, we provide various rail and truck terminaling services to PBF Holding and PBF Holding has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil. Each of these agreements terminate on the first December 31st following the seventh anniversary and may be extended, at PBF Holding's option, for up to two additional five-year terms. The fees under each of these agreements are indexed for inflation and any increase in our operating costs for providing such services to subsidiaries of PBF Energy.

Delaware City Rail Terminaling Services Agreement
In connection with the Offering, PBFX entered into a rail terminaling services agreement with PBF Holding (the “DCR Terminaling Agreement”) under which it provides terminaling services at the DCR Rail Terminal. Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 75,000 bpd through September 30, 2014 and of at least 85,000 bpd for each quarter thereafter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel for volumes that exceed the minimum throughput commitment. PBFX also receives fees from PBF Holding for providing related ancillary services at the terminal that are specified in the DCR Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement.
Toledo Truck Unloading & Terminaling Services Agreement
In connection with the Offering, PBFX entered into a truck unloading and terminaling services agreement with PBF Holding (the “Toledo Terminaling Agreement”) under which it provides terminaling services at the Toledo Truck Terminal. Under the Toledo Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBFX also receives fees from PBF Holding for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement.

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

•
The Partnership’s obligation to reimburse PBF LLC for the salaries and benefits costs of employees who devote more than 50% of their time to PBFX, which we currently estimate will be $0.9 million annually;

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

Operation and Management Services and Secondment Agreement
In connection with the Offering, we entered into an operation and management services and secondment agreement (the “Services Agreement”) with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries will provide us with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. We will reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, we will pay an annual fee of $0.5 million to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.

Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences in the way our Predecessor historically reported revenues for services provided to PBF Energy and the way we record revenues subsequent to the closing of the Offering. Our assets have historically been a part of the integrated operations of PBF Energy, and the operation of our assets did not generate third-party or inter-entity revenue. Following the closing of the Offering, revenues are generated from the commercial agreements that we entered into with PBF Holding at the closing of the Offering under which we receive revenues for logistics services. These contracts contain minimum volume commitments and fees that are indexed for inflation. We expect to generate incremental revenue from volumes in excess of minimum volume committed under our commercial agreements with PBF Holding and its subsidiaries.
General and Administrative Expenses. Historically, our general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by PBF Energy for general corporate services, such as treasury, accounting and legal services. These expenses were allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Following the closing of the Offering, PBF Energy charges us an annual fee of $2.3 million for the provision of various centralized administrative services. Additionally, we reimburse our general partner and its affiliates, including subsidiaries of PBF Energy, for the salaries and benefits costs of employees who devote more than 50% of their time to us, which we currently estimate will be approximately $0.9 million annually. We also expect to incur $4.0 million of incremental annual general and administrative expense as a result of being a publicly traded partnership.
Financing. We intend to make cash distributions to our unitholders at an initial distribution rate of $0.30 per unit per quarter ($1.20 per unit on an annualized basis). As a result, we expect to fund future capital expenditures primarily from the sale of U.S. Treasury or other investment grade securities used as collateral to secure obligations under our Term Loan (as defined below), external sources including borrowings under our revolving credit facility, and issuances of equity and debt securities. In connection with the closing of the Offering, we entered into a five-year, $275.0 million revolving credit facility ("Revolving Credit Facility") and a three-year, $300.0 million term loan facility ("Term Loan"). The Revolving Credit Facility was undrawn as of June 30, 2014 and available for working capital and other general partnership purposes. We borrowed $300.0 million under the Term Loan at the closing of the Offering and distributed $298.7 million of the proceeds of such borrowings to PBF LLC.

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
Third-Party Business. As of June 30, 2014, PBF Holding accounts for all of our revenues. We are examining further diversification of our customer base by potentially developing third-party throughput volumes at our existing system and expanding our asset portfolio to service third-party customers. Unless we are successful in attracting third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.

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
EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense. We define distributable cash flow as EBITDA plus non-cash unit-based compensation expense, less net cash paid for interest, maintenance capital expenditures and income taxes, to analyze our performance. Distributable cash flow will not reflect changes in working capital balances. Distributable cash flow and EBITDA are not presentations made in accordance with GAAP.
EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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

Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements. We prepare our condensed consolidated financial statements in conformity with GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader’s understanding, management has identified our critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring, at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some over which we may have little or no control.
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

Results of Operations
The following tables summarize our results of operations and financial data for the three and six months ended June 30, 2014 and 2013. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
		Predecessor		Predecessor
	(In thousands)

Revenue from affiliates	$7,782	$—	$7,782	$—

Operating costs and expenses:
Operating and maintenance expenses	1,697	1,474	3,233	3,017
General and administrative expenses	1,427	550	2,060	941
Depreciation and amortization	284	286	575	450
Total costs and expenses	3,408	2,310	5,868	4,408
Income (loss) from operations	4,374	(2,310)	1,914	(4,408)
Other income (expense):
Interest expense, net and other financing costs	(287)	—	(287)	—
Amortization of loan fees	(73)	—	(73)	—
Net income (loss)	4,014	$(2,310)	1,554	$(4,408)
Less: Predecessor loss prior to initial public offering on May 14, 2014	(1,403)		(3,863)
Limited partners' interest in net income subsequent to initial public offering	$5,417		$5,417

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
		Predecessor		Predecessor
	(In thousands)
Key Operating Information:
Throughput (barrels per day ("bpd") in thousands)
Delaware City Rail Terminal:
Actual throughput	71.4	N/A	71.4	N/A
Minimum volume commitment	75.0	N/A	75.0	N/A
Toledo Truck Terminal	12.1	N/A	12.1	N/A
Total throughput (in thousands of barrels)
Delaware City Rail Terminal	3,600.0	N/A	3,600.0	N/A
Toledo Truck Terminal	581.6	N/A	581.6	N/A
Total	4,181.6	N/A	4,181.6	N/A

Other Data:
EBITDA	$4,658	$(2,024)	$2,489	$(3,958)
Distributable cash flow	5,831	N/A	5,831	N/A
Capital expenditures	2,712	4,261	4,004	10,173

Reconciliation of Non-GAAP Financial Measures
As described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - How We Evaluate Our Operations,” our management uses EBITDA and Distributable Cash Flow to analyze our performance. The following table presents a reconciliation of EBITDA to net income (loss), the most directly comparable GAAP financial measure on a historical basis, for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
		Predecessor		Predecessor
	(In thousands)
Net income (loss)	$4,014	$(2,310)	$1,554	$(4,408)
Interest expense, net	287	—	287	—
Amortization of loan fees	73	—	73	—
Depreciation and amortization	284	286	575	450
EBITDA	4,658	$(2,024)	2,489	$(3,958)
Less: Predecessor EBITDA loss prior to initial public offering on May 14, 2014	(1,265)		(3,434)
EBITDA attributable to limited partners	5,923		5,923
Add: Non-cash unit-based compensation expense	195		195
Less: Interest expense, net	(287)		(287)
Distributable cash flow	$5,831		$5,831

The following table presents a reconciliation of net cash provided by operating activities to EBITDA and distributable cash flow, for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
		Predecessor		Predecessor
	(In thousands)
Net cash provided by operating activities:	$85	$(2,024)	$(2,084)	$(3,958)
Change in current assets and liabilities	4,481	—	4,481	—
Interest expense, net	287	—	287	—
Non-cash unit-based compensation expense	(195)	—	(195)	—
EBITDA	4,658	$(2,024)	2,489	$(3,958)
Less: Predecessor EBITDA loss prior to initial public offering on May 14, 2014	(1,265)		(3,434)
EBITDA attributable to PBFX	5,923		5,923
Add: Non-cash unit-based compensation expense	195		195
Less: Interest expense, net	(287)		(287)
Distributable cash flow	$5,831		$5,831

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
The following discussion of results for second quarter 2014 compared to second quarter 2013 reflects the combined results of our Predecessor through May 13, 2014, and PBFX's results from May 14, 2014 through June 30, 2014. The three months ended June 30, 2013 include only the historical results of our Predecessor. The three months ended June 30, 2014 include the historical results of our Predecessor for 43 days and of PBFX for 48 days. The Partnership's future results of operations may not be comparable to the Predecessor's historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results.”

Revenue. Prior to the Offering, our assets were a part of the integrated operations of PBF Energy, and the Predecessor generally recognized only the costs and did not record revenue associated with the terminaling services provided to PBF Energy on an intercompany basis. Following the closing of the Offering, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses increased $0.2 million, or 15%, to approximately $1.7 million for the three months ended June 30, 2014 compared to approximately $1.5 million for the three months ended June 30, 2013. The increase in operating and maintenance expenses was primarily attributable to an increase in internal labor, materials and operating supplies of $0.1 million as a result of only one LACT unit being in service in 2013 compared to four LACT units in 2014. Cost of outside services also increased by approximately $32 thousand due to increased throughput at the DCR Rail Terminal. The expenses prior to our Offering were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
General and Administrative Expenses. General and administrative expenses increased $0.9 million, or 159%, to $1.4 million for the three months ended June 30, 2014 compared to approximately $0.6 million for the three months ended June 30, 2013. The increase was attributable to a higher allocation of corporate expenses of $0.5 million, higher audit and tax service costs of $0.2 million and higher insurance costs of $0.1 million compared to the three months ended June 30, 2013. Insurance premiums increased due to obtaining a Directors and Officers Insurance Policy specifically for PBFX.
Depreciation and Amortization. Depreciation and amortization expense was consistent with prior periods.
Interest expense, net. Interest expense increased $0.3 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was attributable to the Term Loan which we entered into concurrent with the closing of Offering and commitment fees incurred on the Revolving Credit Facility. This is partially offset by interest income associated with our marketable securities.
Amortization of loan fees. Amortization of loan fees increased $73 thousand for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was attributable to the amortization of capitalized debt issuance costs associated with the Term Loan and Revolving Credit Facility.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
The following discussion of results for the first six months of 2014 compared to the first six months of 2013 reflects the combined results of our Predecessor through May 13, 2014, and of PBFX beginning May 14, 2014. As such, the six months ended June 30, 2013 include only the historical results of our Predecessor. The six months ended June 30, 2014 include the historical results of our Predecessor for 133 days and of PBFX for 48 days. The Partnership's future results of operations may not be comparable to the Predecessor's historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results.”
Revenue. Prior to the Offering, our assets were a part of the integrated operations of PBF Energy, and the Predecessor generally recognized only the costs and did not record revenue associated with the terminaling services provided to PBF Energy on an intercompany basis. Following the closing of the Offering, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses increased $0.2 million, or 7%, to approximately $3.2 million for the six months ended June 30, 2014 compared to approximately $3.0 million for the six months ended June 30, 2013. The increase in operating and maintenance expenses was primarily attributable to an increase in internal labor, materials and operating supplies of $0.1 million required to operate the DCR Rail Terminal which was in use for the entire period in 2014 compared to five months in 2013. In addition, in 2013 there was only one LACT unit in service compared to four in 2014. The expenses prior to our Offering were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of employee costs was based on each employee's compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 119%, to $2.1 million for the six months ended June 30, 2014 compared to approximately $0.9 million for the six months ended June 30, 2013. The increase was attributable to a higher allocation of corporate expenses of $0.5 million, higher audit and tax costs of $0.2 million and higher insurance cost of $0.2 million compared to the six months ended June 30, 2013. Insurance premiums increased due to obtaining a Directors and Officers Insurance Policy specifically for PBFX.

Depreciation and Amortization. Depreciation and amortization expense increased $0.1 million, or 28%, to $0.6 million for the six months ended June 30, 2014 compared to approximately $0.5 million for the six months ended June 30, 2013. Depreciation increased as the DCR Rail Terminal was in operation for the entire period in 2014, and due to the addition of three LACT units in 2014.
Interest expense, net. Interest expense increased $0.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was attributable to the Term Loan which we entered into concurrent with the closing of Offering. This is partially offset by interest income associated with our marketable securities.
Amortization of loan fees. Amortization of loan fees increased $73 thousand for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was attributable to the amortization of capitalized debt issuance costs associated with the Term Loan and Revolving Credit Facility.

Liquidity and Capital Resources
Historically, our sources of liquidity primarily consisted of funding from PBF Energy. Our cash receipts were deposited in PBF Energy’s bank accounts and all cash disbursements were made from these accounts. Thus, historically our Predecessor's financial statements have reflected no cash balances. Following the Offering, we have separate bank accounts, but PBF Energy provides treasury services on our general partner’s behalf under our Omnibus Agreement. Following completion of the Offering, PBF Energy retained the working capital of our Predecessor, as these balances represented assets and liabilities related to our Predecessor’s assets prior to the closing of the Offering.
We received proceeds (after deducting underwriting discounts and structuring fees but before offering expenses) from the Offering of approximately $341.0 million. We used the net proceeds from the Offering (i) to distribute approximately $35.0 million to PBF LLC to reimburse it for certain capital expenditures incurred prior to the closing of the Offering with respect to assets contributed to us and to reimburse us for offering expenses it incurred on behalf of the Partnership; (ii) to pay debt issuance costs of approximately $2.3 million related to our Revolving Credit Facility and Term Loan; (iii) to purchase $298.7 million in U.S. Treasury securities which are being used as collateral to secure our obligations under the Term Loan and will be used by us in the future to fund anticipated capital expenditures; and (iv) to retain approximately $5.0 million for general partnership purposes. We also borrowed $298.7 million at the closing of the Offering under the Term Loan and distributed the proceeds of such borrowings to PBF LLC.
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
We intend to pay a minimum quarterly distribution of $0.30  per unit per quarter, or $1.20 per unit on an annualized basis, for each calendar quarter commencing with the quarterly period ending June 30, 2014, which aggregates to $9.5 million per quarter and $38.1 million per year based on the number of common and subordinated units outstanding immediately after completion of the Offering. We adjusted the amount of our distribution for the period May 14, 2014 through June 30, 2014 based on the number of days in the period divided by 90. We do not have a legal or contractual obligation to pay these distributions.

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

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six months ended June 30,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(2,084)	$(3,958)
Net cash used in investing activities	(304,014)	(10,173)
Net cash provided by financing activities	310,272	14,131
Net change in cash and cash equivalents	$4,174	$—
Cash flows used in operating activities decreased $1.9 million, or 47%, to $2.1 million for the six months ended June 30, 2014 compared to $4.0 million for the six months ended June 30, 2013. The decrease in net cash used in operating activities was primarily the result of net income of $1.6 million recognized during the six months ended June 30, 2014, compared to a net loss of $4.4 million for the six months ended June 30, 2013. Our operating cash flows for the six months ended June 30, 2014 also included non-cash charges relating to depreciation and amortization of $0.6 million, amortization of loan fees of $0.1 million and unit-based compensation of $0.2 million, offset by net changes in working capital of $4.5 million primarily driven by the timing of collection of accounts receivables. Our operating cash flows for the six months ended June 30, 2013 included non-cash charges relating to depreciation and amortization of $0.5 million.
Cash flows used in investing activities increased $293.8 million to $304.0 million for the six months ended June 30, 2014 compared to $10.2 million for the six months ended June 30, 2013. The increase in net cash used in investing activities was a result of the net purchase of approximately $300.0 million in marketable securities, partially offset by lower capital expenditures during the six months ended June 30, 2014.
Cash flows provided by financing activities increased $296.1 million to $310.3 million for the six months ended June 30, 2014 compared to $14.1 million for the six months ended June 30, 2013. Cash flows provided by financing activities for the six months ended June 30, 2014 consisted of the net proceeds from the issuance of common units in the Offering of $341.0 million, proceeds from the Term Loan of $300.0 million and contributions from PBF LLC of $5.3 million, offset by distributions to PBF LLC of $328.7 million, offering costs of $5.0 million and deferred financing costs of $2.3 million. Our cash flows provided by financing activities for the six months ended June 30, 2013, were comprised entirely of contributions by PBF Energy and were primarily used to fund capital expenditures and operating costs.

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
Capital expenditures for the six months ended June 30, 2014 were $4.0 million, primarily for the expansion of the DCR Rail Terminal and the purchase and installation of two additional LACT units at our Toledo Truck Terminal. For the six months ended June 30, 2013 our Predecessor incurred a total of $10.2 million for expansion capital expenditures including $9.8 million for the DCR Rail Terminal. Our Predecessor’s capital funding requirements were funded by capital contributions from PBF Energy.
We expect to spend approximately $6.2 million to complete the expansion project at our DCR Rail Terminal that will increase our unloading capacity from 105,000 bpd to 130,000 bpd by the end of the third quarter of 2014. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2014.
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
Under the Omnibus Agreement, PBF Energy has agreed to reimburse us for any costs up to $20.0 million per event (net of any insurance recoveries) that we incur for repairs required due to the failure of any Contributed Asset to operate in substantially the same manner and condition as such asset was operating prior to the closing of the Offering during the first five years after the closing of the Offering, and any matters related thereto.

Contractual Obligations
Information regarding our contractual obligations of the types described below as of June 30, 2014, is set forth in the following table:

	Payments Due by Period
	Totals	2014	2015 and 2016	2017 and 2018	2019 and Beyond
	(In thousands)

Long term debt obligation (1)	$300,000	$—	$—	$300,000	$—
Interest (2)	7,645	1,028	4,110	2,163	344
Affiliate - services agreement (3)	18,143	1,845	7,380	7,380	1,538
Total obligations	$325,788	$2,873	$11,490	$309,543	$1,882
____________________
(1) No principal amounts are due under our Term Loan until May 2017. Excludes activity under our Revolving Credit Facility, as no borrowings were outstanding at June 30, 2014.
(2) Includes interest on our Term Loan. Excludes interest on our Revolving Credit Facility, but includes commitment fees through May 2019 using rates in effect at June 30, 2014.

(3) Includes an estimate of $0.9 million annually of obligations under the Omnibus agreement to reimburse PBF LLC for salaries and benefit costs of employees who devote more than 50% of their time to PBFX.

Effects of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three and six months ended June 30, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental and Other Matters
Environmental Regulation.
Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the development of additional facilities or equipment. Furthermore, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.
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
Funds affiliated with The Blackstone Group L.P. (“Blackstone”) are holders of approximately 3.3% of the outstanding voting interests of PBF Energy and have nominated one of the current directors on PBF Energy's Board of Directors. Accordingly, Blackstone may be deemed an “affiliate” of PBFX, through PBF Energy, as that term is defined in Exchange Act Rule 12b-2. We received notice from Blackstone that it has included the disclosures described below in its SEC filings pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of PBF Energy, may also be deemed to be an affiliate of ours. We have not independently verified the disclosures described in the following paragraph.
We have received notice from Blackstone that Travelport Limited ("Travelport"), as part of their global business in the travel industry, provides certain passenger travel-related GDS and Technology Services to Iran Air and certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, Travelport intends to continue these business activities, which are directly related to and promote the arrangement of travel for individuals. The gross revenue and net profit attributable to these activities in the quarter ended June 30, 2014 were approximately $0.2 million and $0.1 million, respectively.

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
Debt that we incur under our Revolving Credit Facility and Term Loan bear interest at a variable rate and expose us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $4.9 million change in our interest expense, assuming we were to borrow all $275.0 million under our Revolving Credit Facility and the outstanding balance of our Term Loan was $300.0 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX's management, including PBFX's principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2014. Based on that evaluation, PBFX's principal executive officer and the principal financial officer have concluded that PBFX's disclosure controls and procedures are effective at the reasonable assurance level.

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
Management has not identified any changes in PBFX's internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

10.9#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 3, 2014).
10.10	Form of Indemnification Agreement (incorporated by reference herein to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 3, 2014).
10.11*	Amended and Restated Toledo Truck Unloading & Terminaling Service Agreement effective June 1, 2014.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.

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

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date	August 13, 2014		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Limited Partnership of PBF Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
3.2	Certificate of Formation of PBF Logistics GP LLC (incorporated by reference herein to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
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

10.7
Toledo Truck Unloading & Terminaling Agreement dated as of May 14, 2014 by and between PBF Holding Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.8#
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.9#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 3, 2014).

10.10	Form of Indemnification Agreement (incorporated by reference herein to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 3, 2014).
10.11*	Amended and Restated Toledo Truck Unloading & Terminaling Service Agreement effective June 1, 2014.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.
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