Form 10-Q
period 2014-09-30
PBF Logistics LP
filed 2014-11-13
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2014, there were 16,476,089 common units and 15,886,553 subordinated units outstanding.

PBF LOGISITICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and as of September 30, 2014 owned 90.4% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”). PBF LLC holds a 51.1% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 48.9% limited partner interest owned by public unit holders as of September 30, 2014.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “PBF MLP Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to May 14, 2014, refer to PBF MLP Predecessor, our predecessor for accounting purposes, which includes the assets, liabilities and results of operations of certain crude oil terminaling assets of PBF Holding. The assets were owned and operated by PBF Holding’s subsidiaries Delaware City Refining Company LLC (“DCR”) and Toledo

Refining Company LLC (“TRC”) and were contributed to PBFX. PBF Holding, together with its subsidiaries, owns and operates three oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

On September 30, 2014, the Partnership acquired from PBF Holding the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery with total throughput capacity of approximately 40,000 barrels per day (the "Acquisition"). The Acquisition was a transfer between entities under common control. Accordingly, the accompanying financial statements and related notes of PBF MLP Predecessor and the Partnership have been retrospectively adjusted to include the historical results of the Acquisition for all periods presented through September 30, 2014, the date of the acquisition ("DCR West Rack Predecessor"). We refer to the historical results of PBF MLP Predecessor and the DCR West Rack Predecessor collectively as our "Predecessors."

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed in the section entitled “Risk Factors” in our prospectus dated May 8, 2014, as filed with the U.S. Securities and Exchange Commission ("SEC") on May 9, 2014 (the “Prospectus”) and elsewhere in this Form 10-Q. All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements, as well as the following risks and uncertainties:

•	our limited operating history as a separate public partnership;

•	changes in general economic conditions;

•	our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply of, and demand for, crude oil, refined products and logistics services;

•	our ability to successfully implement our business plan;

•	our dependence on PBF Energy for all of our revenues and, therefore, we are subject to the business risks of PBF Energy;

•	all of our revenue is generated at two of PBF Energy’s facilities, and any adverse development at either facility could have a material adverse effect on us;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to handling crude oil;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	changes in the availability and cost of capital;

•	the effects of existing and future laws and governmental regulations;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for PBF Energy’s refined products;

•	the suspension, reduction or termination of PBF Energy’s obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, PBF Energy’s facilities or third-party facilities on which our business is dependent;

•	incremental costs as a stand-alone public company;

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

PART 1 - FINANCIAL INFORMATION

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	September 30, 2014	December 31, 2013*
		Predecessors
ASSETS
Current assets:
Cash and cash equivalents	$12,085	$—
Accounts receivable - affiliates	5,277	—
Prepaid expenses and other current assets	508	—
Total current assets	17,870	—
Property, plant and equipment, net	75,138	47,573
Marketable securities	264,913	—
Other assets, net	2,124	—
Total assets	$360,045	$47,573
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable- affiliates	$1,279	$—
Accounts payable and accrued liabilities	1,038	2,528
Total current liabilities	2,317	2,528
Long-term debt	405,000	—
Other long-term liabilities	—	—
Total liabilities	407,317	2,528

Commitments and contingencies (Note 10)

Equity:
Net investment - Predecessors	—	45,045
Common unitholders - Public (15,812,500 units issued and outstanding)	337,116	—
Common unitholder - PBF LLC (663,589 units issued and outstanding)	(92,831)	—
Subordinated unitholder - PBF LLC (15,886,553 units issued and outstanding)	(291,557)	—
Total equity	(47,272)	45,045
Total liabilities and equity	$360,045	$47,573
* Prior-period financial information has been retrospectively adjusted for the Acquisition.

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013*	2014	2013*
		Predecessors		Predecessors

Revenue from affiliates	$14,744	$—	$22,526	$—

Costs and expenses:
Operating and maintenance expenses	4,070	1,402	7,303	4,419
General and administrative expenses	2,569	445	4,695	1,416
Depreciation and amortization	586	291	1,161	741
Total costs and expenses	7,225	2,138	13,159	6,576

Income (loss) from operations	7,519	(2,138)	9,367	(6,576)

Other income (expense):
Interest expense, net and other financing costs	(682)	—	(969)	—
Amortization of loan fees	(142)	—	(215)	—
Net income (loss)	6,695	$(2,138)	8,183	$(6,576)
Less: Net loss attributable to Predecessors	(2,613)		(6,542)
Limited partners' interest in net income attributable to the Partnership	$9,308		$14,725

Net income per limited partner unit:
Common units - basic	$0.29		$0.46
Common units - diluted	0.29		0.46
Subordinated units- basic and diluted	0.29		0.46
Weighted average limited partner units outstanding:
Common units - basic	15,886,553		15,886,553
Common units - diluted	15,894,691		15,887,683
Subordinated units- basic and diluted	15,886,553		15,886,553
* Prior-period financial information has been retrospectively adjusted for the Acquisition.

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended September 30,
	2014	2013*
		Predecessors
Cash flows from operating activities:
Net income (loss)	$8,183	$(6,576)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,161	741
Amortization of deferred financing fees	215	—
Unit-based compensation expense	653	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(5,277)	—
Prepaid expenses and other current assets	(508)	—
Accounts payable - affiliates	1,279	—
Accounts payable and accrued liabilities	(1,490)	—
Other assets and liabilities	(4)	—
Net cash provided by (used in) operations	4,212	(5,835)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(28,726)	(18,373)
Purchase of marketable securities	(1,188,906)	—
Maturities of marketable securities	923,996	—
Net cash (used in) provided by investing activities	(293,636)	(18,373)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters' discount and commissions	340,957	—
Offering costs for issuance of common units	(5,000)	—
Distribution to PBF LLC related to Offering	(328,664)	—
Distribution to PBF LLC related to Acquisition	(135,000)	—
Parent contributions	31,682	24,208
Proceeds from term loan	300,000	—
Repayment of term loan	(35,100)	—
Proceeds from revolving credit facility	140,100	—
Distributions to unitholders	(5,127)	—
Deferred financing costs	(2,339)	—
Net cash provided by (used in) financing activities	301,509	24,208

Net change in cash and cash equivalents	12,085	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$12,085	$—

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$30,906	$165
Accrued capital expenditures	—	3,345
* Prior-period financial information has been retrospectively adjusted for the Acquisition.

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(unaudited, in thousands)

		Partnership
	Predecessors	Common Units - Public	Common Units - PBF	Subordinated Units - PBF	Total
Balance at January 1, 2013*	$18,875	$—	$—	$—	$18,875
Loss attributable to Predecessors*	(6,576)	—	—	—	(6,576)
Sponsor contributions to the Predecessors*	20,803	—	—	—	20,803
Balance at September 30, 2013*	33,102	—	—	—	33,102

Balance at January 1, 2014*	45,045	—	—	—	45,045
Loss attributable to Predecessors	(6,542)	—	—	—	(6,542)
Sponsor contributions to the Predecessors	31,682	—	—	—	31,682
Allocation of Predecessors net investment to unitholders	(30,906)	—	143	30,763	—
Allocation of net assets acquired to the unitholders	(39,279)	(4,249)	43,528	—	—
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	340,957	—	—	340,957
Offering costs	—	(5,000)	—	—	(5,000)
Distribution to PBF LLC related to Offering	—	—	(1,525)	(327,139)	(328,664)
Distribution to PBF LLC related to Acquisition	—	—	(135,000)	—	(135,000)
Quarterly cash distributions to unitholders	—	(2,573)	(12)	(2,542)	(5,127)
Net income attributable to Partnership	—	7,328	35	7,362	14,725
Unit-based compensation expense	—	653	—	—	653
Other comprehensive loss	—	—	—	(1)	(1)
Balance at September 30, 2014	$—	$337,116	$(92,831)	$(291,557)	$(47,272)
* Prior-period financial information has been retrospectively adjusted for the Acquisition.

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and as of September 30, 2014 owned 90.4% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”) of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). Upon completion of the Offering, PBF LLC held a 50.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 49.8% limited partner interest owned by public unit holders. Refer to Note 3 “Initial Public Offering” of the Notes to Condensed Consolidated Financial Statements for further discussion.

PBFX engages in the receiving, handling and transferring of crude oil. The Partnership does not take ownership of or receive any payments based on the value of the crude oil that it handles and does not engage in the trading of any commodities. PBFX's assets are integral to the operations of PBF Energy's refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Subsequent to the Offering, PBFX generates all of its revenues from transactions with PBF Holding.

In connection with the Offering, PBF Holding contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to the Partnership. The assets were owned and operated by PBF Holding’s subsidiaries, Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC (“TRC”), and were contributed to the Partnership in connection with the Offering. PBF Holding, together with its subsidiaries, owns and operates three oil refineries and related facilities in North America. PBF Energy, through its ownership in PBF LLC, controls all of the business affairs of PBFX and PBF Holding.

PBFX's initial assets consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which was part of PBF Holding’s Toledo, Ohio refinery, which together with the DCR Rail Terminal, we refer to as the Contributed Assets. In connection with the Offering, the Contributed Assets were distributed from PBF Holding to PBF LLC. The DCR Rail Terminal consists of a double loop track and ancillary pumping and unloading equipment. Construction of the DCR Rail Terminal began in July 2012 and commenced operations in February 2013. The DCR Rail Terminal has a total throughput capacity of up to 105,000 barrels per day (“bpd”), and prior to the Offering, PBF Holding was, and continues to be, the owner of all crude oil handled at the terminal. An expansion project was completed in the third quarter of 2014 that increased the DCR Rail Terminal's unloading capacity from 105,000 bpd to 130,000 bpd. The Toledo Truck Terminal commenced operations in December 2012 with one lease automatic custody transfer (“LACT”) unit. Two additional LACT units were made operational in May 2013. In July 2013, a fourth LACT unit was purchased that had previously been owned and operated at the Toledo Truck Terminal by a vendor in connection with a crude oil supply agreement. Subsequent to the closing of the Offering, two additional LACT units were placed into service in June 2014, increasing the total LACT units to six and total throughput capacity to approximately 22,500 bpd. The Contributed Assets, along with the LACT units placed into service in June 2014, operate within the totality of the Toledo refinery and adjacent to the Delaware City refinery. The Contributed Assets did not generate third party or affiliate revenue prior to the Offering. However, subsequent to the Offering, both of the Contributed Assets have generated affiliate revenue.

On September 16, 2014, the Partnership entered into a contribution agreement (the “Contribution Agreement II”) with PBF LLC to acquire the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery with total throughput capacity of approximately 40,000 bpd (the “Acquisition”). The Acquisition closed on September 30, 2014 (the “Effective Date”). The Acquisition was a transfer between entities under common control. Accordingly, the accompanying financial statements and related notes of the PBFX Predecessor and the Partnership have been retrospectively adjusted to

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

include the historical results of the DCR West Rack for all periods presented through September 30, 2014 (“DCR West Rack Predecessor”). We refer to the historical results of PBF MLP Predecessor and DCR West Rack Predecessor collectively as our “Predecessors”. Refer to Note 4 “Acquisition” of the Notes to Condensed Consolidated Financial Statements for further discussion.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX and the Predecessors, as applicable, for the periods presented. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year.

The financial statements presented in this Quarterly Report on Form 10-Q include the condensed consolidated financial results of the Predecessors for periods presented through May 13, 2014, and the condensed consolidated financial results of PBFX for the period beginning May 14, 2014, the completion date of the Offering. The Predecessors did not historically operate their respective assets for the purpose of generating revenues independent of other PBF Energy businesses prior to the Offering or for assets acquired in the Acquisition from PBF LLC prior to the Effective Date. All intercompany accounts and transactions have been eliminated. The balance sheet as of September 30, 2014 presents solely the consolidated financial position of PBFX.

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

Marketable Securities
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs (as defined below). The terms of the marketable securities range from one to three months and are classified on the balance sheet as non-current assets. The gross unrecognized holding gains and losses as of September 30, 2014 were not material. As of September 30, 2014, these investments are used as collateral to secure the Term Loan (as defined below) and are intended to be used only to fund future capital expenditures.

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
PBFX’s depreciable property, plant and equipment are comprised of terminals and equipment which are depreciated using the straight-line method over estimated useful lives of 25 years.

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

Revenue Recognition
PBFX recognizes revenue for crude oil terminaling services based on the greater of contractual minimum volume throughput commitments or the delivery of actual volumes transferred based on contractual rates applied to throughput volumes. PBFX derived all of its revenue from services provided to subsidiaries of PBF Energy. Prior to the Offering, PBFX's assets were a part of the integrated operations of PBF Energy. The Predecessors generally recognized only the costs and did not record revenue associated with the receiving, handling and

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

transferring services provided to PBF Energy on an intercompany basis. Following the closing of the Offering, PBFX's revenues were generated by commercial agreements with subsidiaries of PBF Energy.

Unit-Based Compensation
PBF GP provides unit-based compensation to certain officers, non-employee directors and seconded employees of our general partner or its affiliates, consisting of phantom units. The fair value of PBFX's phantom units are measured based on the fair market value of the underlying common units on the date of grant based on the common unit closing price on the grant date. The estimated fair value of PBFX's phantom units is amortized over the vesting period using the straight-line method. Awards vest over a four year service period. The phantom unit awards may be settled in common units, cash or a combination of both. Expenses related to unit-based compensation are included in general and administrative expenses.

Net Income Per Unit
In addition to the common and subordinated units, PBFX has identified the general partner interest and IDRs as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units.
Prior to May 14, 2014, PBFX was wholly owned by PBF Energy and, accordingly, PBFX did not calculate or report net income per unit. Net loss attributable to DCR West Rack Predecessor prior to the Effective Date was allocated entirely to PBF GP as if only PBF GP had rights to that net loss, therefore there is no retrospective adjustment to previously reported net income per unit.

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

Income Taxes
PBFX is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account his, her or its share of items of income, gain, loss and deduction in computing his, her or its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

between the tax basis and fair market value of PBFX's assets, the acquisition price of such partner's units and the taxable income allocation requirements under the Second Amended and Restated Agreement of Limited Partnership of the Partnership (“Partnership Agreement”).
Prior to the Offering, PBFX was included in PBF LLC’s U.S. federal income tax return. As PBF LLC is a limited liability company treated as a “flow-through” entity for income tax purposes, there is no benefit or provision for U.S. federal or state income tax in the accompanying financial statements.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

3. INITIAL PUBLIC OFFERING

Initial Public Offering and Contribution of Assets
PBFX initially filed a registration statement on Form S-1 on July 31, 2013, and the SEC declared the registration statement effective on May 8, 2014. On May 9, 2014, PBFX's common units began trading on the New York Stock Exchange. On May 14, 2014, PBFX completed its initial public offering of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the over-allotment option that was granted to the underwriters, to the public at a price of $23.00 per unit. Upon completion of the Offering, PBF LLC owned 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in the Partnership, all of the incentive distribution rights in the Partnership and the non-economic general partner interest in the Partnership.
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
On May 8, 2014, the Partnership, PBF GP, PBF Energy, PBF LLC, PBF Holding, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC (“Delaware City Terminaling”) and the Toledo Refining Company LLC entered into the Contribution and Conveyance Agreement (the “Contribution Agreement”). On May 14, 2014, in connection with the closing of the Offering, the following transactions occurred pursuant to the Contribution Agreement:

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

4. ACQUISTION
On September 16, 2014, the Partnership entered into the Contribution Agreement II with PBF LLC. Pursuant to the terms of the Contribution Agreement II, PBF LLC contributed to the Partnership all of the equity interests of Delaware City Terminaling Company II LLC (“DCT II”), which assets consisted solely of the DCR West Rack, for total consideration payable to PBF LLC of $150,000, consisting of $135,000 of cash and $15,000 of Partnership common units, or 589,536 common units. The cash consideration was funded by the Partnership from the proceeds from the sale of $30,000 in marketable securities and $105,000 in borrowings under the Partnership's revolving credit facility. The Acquisition closed on September 30, 2014. The Partnership borrowed an additional $30,000 under its revolving credit facility to repay $30,000 of its outstanding term loan in order to release the $30,000 in marketable securities that had collateralized the Partnership’s term loan.
Total transaction costs of approximately $575 associated with the Acquisition were expensed as incurred. In connection with the Acquisition, the Partnership entered into a commercial agreement with PBF Holding and amended and restated the omnibus agreement and the operational services agreement with PBF Holding. See Note 11—Related Party Transactions, for a summary of the terms of these agreements.
After completion of the Acquisition, PBF LLC owns 663,589 common units and 15,886,553 subordinated units, representing an aggregate 51.1% limited partner interest. Immediately following the closing of the Acquisition, DCT II was merged with and into Delaware City Terminaling, a wholly-owned subsidiary of the Partnership, with all property, rights, liabilities and obligations of DCT II vesting in Delaware City Terminaling as the surviving company.
As the Acquisition was considered a transfer of businesses between entities under common control, DCR West Rack was transferred at its historical carrying value, which was $39,279 as of September 30, 2014. The historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of the DCR West Rack as if it was owned by the Partnership for all periods presented. Net loss attributable to the DCR West Rack prior to the Effective Date was allocated entirely to PBF GP as if only PBF GP had rights to that net loss, therefore there is no retrospective adjustment to net income per unit.
The following tables present the Partnership's statement of financial position and results of operations giving effect to the Acquisition. For the three and nine months ended September 30, 2014, the consolidated results of the

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

DCR West Rack prior to the Acquisition are included in “DCR West Rack Predecessor.” The consolidated results of the DCR West Rack after the Acquisition are included in “PBF Logistics LP.” For the three and nine months ended September 30, 2013, the Acquisition resulted in a change in general and administrative expense and net loss attributable to the Predecessors of $24 and $54.

	December 31, 2013
	PBF Logistics LP	DCR West Rack Predecessor	Consolidated Results
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—
Total current assets	—	—	—

Property, plant and equipment, net	29,996	17,577	47,573
Total assets	$29,996	$17,577	$47,573

Liabilities
Current liabilities:
Accrued construction in progress	$499	$2,029	$2,528
Total current liabilities	499	2,029	2,528

Equity
Net investment	29,497	15,548	45,045
Total Liabilities and Equity	$29,996	$17,577	$47,573

	Three Months Ended September 30, 2014
	PBF Logistics LP	DCR West Rack Predecessor	Consolidated Results

Revenues from affiliates	$14,744	$—	$14,744

Costs and expenses:
Operating and maintenance expenses	1,765	2,305	4,070
General and administrative expenses	2,524	45	2,569
Depreciation and amortization	323	263	586
Total costs and expenses	4,612	2,613	7,225

Income (loss) from operations	10,132	(2,613)	7,519

Other income (expense):
Interest expense, net and other financing costs	(682)	—	(682)
Amortization of loan fees	(142)	—	(142)
Net Income (loss)	9,308	(2,613)	6,695
Less: Net income attributable to Predecessors	—	(2,613)	(2,613)
Limited partners' interest in net income attributable to the Partnership	$9,308	$—	$9,308

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

	Nine Months Ended September 30, 2014
	PBF Logistics LP	DCR West Rack Predecessor	Consolidated Results

Revenues from affiliates	$22,526	$—	$22,526

Costs and expenses:
Operating and maintenance expenses	4,998	2,305	7,303
General and administrative expenses	4,584	111	4,695
Depreciation and amortization	898	263	1,161
Total costs and expenses	10,480	2,679	13,159

Income (loss) from operations	12,046	(2,679)	9,367

Other income (expense):
Interest expense, net and other financing costs	(969)	—	(969)
Amortization of loan fees	(215)	—	(215)
Net Income (loss)	10,862	(2,679)	8,183
Less: Net income attributable to Predecessors	(3,863)	(2,679)	(6,542)
Limited partners' interest in net income attributable to the Partnership	$14,725	$—	$14,725

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Land	$601	$601
Terminals and equipment	76,318	29,092
Construction in progress	412	18,912
	77,331	48,605
Accumulated depreciation	(2,193)	(1,032)
Property, plant and equipment, net	$75,138	$47,573

6. DEBT
On May 14, 2014, in connection with the closing of the Offering, the Partnership entered into agreements for a five-year, $275,000 senior secured revolving credit facility (the “Revolving Credit Facility”) and a three-year, $300,000 term loan facility (the “Term Loan”), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders.
The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The Partnership has the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $325,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25,000 sublimit for standby letters of credit and

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

a $25,000 sublimit for swingline loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations designated by the Partnership are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on the Partnership’s assets (including the Partnership’s equity interests in Delaware City Terminaling) and those of the Partnership’s restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.
The Term Loan was used to fund distributions to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash or U.S. Treasury securities in an amount equal to or greater than the outstanding principal amount of the Term Loan. Borrowings under the Term Loan bear interest either at Base Rate (as defined in the Term Loan), or at LIBOR plus an applicable margin equal to 0.25%.
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
At September 30, 2014, PBFX had $140,100 outstanding under the Revolving Credit Facility and $264,900 outstanding under the Term Loan. The estimated fair values of the Revolving Credit Facility and Term Loan approximates their carrying values, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.

7. EQUITY
PBFX had 15,812,500 common units held by the public outstanding as of September 30, 2014. PBF Energy owns 663,589 of PBFX's common units and 15,886,553 of PBFX's subordinated units constituting an aggregate of 51.1% of PBFX's limited partner interest. In accordance with the Partnership Agreement, PBF Energy's subordinated units will convert into common units on a one-for-one basis once PBFX has met specified distribution targets and successfully completed other tests set forth in the Partnership Agreement.

Issuance of Additional Interests
The Partnership Agreement authorizes PBFX to issue an unlimited number of additional partnership interests for the consideration and on the terms and conditions determined by PBFX's general partner without the approval of the unitholders. On September 30, 2014, PBFX partially funded the Acquisition of the DCR West Rack with $15,000 of Partnership common units, or 589,536 common units. It is possible that PBFX will fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests.
Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX's distributions of available cash. Refer to Note 8 “Unit-Based Compensation” of our Notes to Condensed Consolidated Financial Statements for further information.

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
The table below summarizes our 2014 quarterly distribution cash declarations, payments and scheduled payments through November 28, 2014:

	2014
	Declaration Date	Record Date	Payment Date	Quarterly Distribution per Common and Subordinated Unit
Second quarter (1)	August 1	August 15	August 29	$0.16
Third quarter	October 27	November 14	November 28	0.30
Total				$0.46
____________________
(1) Represents the period from May 14, 2014, the date of the Offering, to June 30, 2014.
Our distributions are declared subsequent to quarter end. The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned (in thousands):

	Three months ended September 30, 2014	Nine months ended September 30, 2014
General partner’s distribution	$—	$—
Limited partners’ distributions:
Common – public	4,829	7,402
Common – PBF LLC	199	211
Subordinated – PBF LLC	4,766	7,308
Total limited partners’ distributions	9,794	14,921
Total cash distributions (1)	$9,708	$14,792
____________________
(1) Excludes phantom unit distributions which are accrued and paid upon vesting.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

8. UNIT-BASED COMPENSATION
PBF GP's board of directors adopted the PBF Logistics LP 2014 Long-Term Incentive Plan (the “LTIP ”) in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.
In May and August 2014, PBFX issued phantom unit awards under the LTIP to certain directors, officers and employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX's common unit on that date. The estimated fair value of PBFX's phantom units is amortized over the vesting period of four years, using the straight-line method. Total unrecognized compensation cost related to PBFX's nonvested phantom units totaled $6,932 as of September 30, 2014, which is expected to be recognized over a weighted-average period of four years. The fair value of nonvested service phantom units outstanding as of September 30, 2014, totaled $7,586.
A summary of PBFX's unit award activity for the nine months ended September 30, 2014, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	—	$—
Awards granted	285,522	26.57
Nonvested at September 30, 2014	285,522	26.57
PBFX's long-term incentive plans provide for the issuance of distribution equivalent rights (“DERs”) in connection with phantom unit awards.  A DER entitles the participant to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the participant and the cash distribution per common unit paid by PBFX to its common unitholders.  Cash payments made in connection with DERs are charged to partners' equity, accrued and paid upon vesting.  As of September 30, 2014, no cash payments have been made in connection with DERs.

9. NET INCOME PER UNIT
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
Diluted net income per unit includes the effects of potentially dilutive units of PBFX's common units that consist of unvested phantom units. Diluted net income per unit excludes the effects of 0 and 279,000 phantom units because they were anti-dilutive for the three and nine months ended September 30, 2014, respectively. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, PBFX has also identified the general partner interest and incentive distribution rights as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. On September 30, 2014, the Partnership issued 589,536 additional common units to PBF LLC in conjunction with the acquisition of the DCR West Rack. As of September 30, 2014, there were no incentive distribution right amounts available for distribution to the general partner. Therefore, net income available to the limited partner units has not been reduced.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings less than distributions (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net income	$6,695	$8,183
Less distributions declared on:
Limited partner common units - public	4,829	7,402
Limited partner common units - PBF LLC	199	211
Limited partner subordinated units - PBF LLC	4,766	7,308
General partner - PBF LLC	—	—
Total distributions declared	9,794	14,921
Earnings less than distributions	$(3,099)	$(6,738)

	Three Months Ended September 30, 2014
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	General Partner - PBF LLC	Total
Net income (loss):
Distributions declared	$4,829	$199	$4,766	$—	$9,794
Earnings less than distributions	(197)	(177)	(112)	(2,613)	(3,099)
Net income (loss)	$4,632	$22	$4,654	$(2,613)	$6,695

Weighted-average units outstanding - basic	15,812,500	74,053	15,886,553
Weighted-average units outstanding - diluted	15,820,638	74,053	15,886,553

Net income per limited partner unit - basic	$0.29	$0.29	$0.29
Net income per limited partner unit - diluted	$0.29	$0.29	$0.29

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

	Nine Months Ended September 30, 2014
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	General Partner - PBF LLC	Total
Net income (loss):
Distributions declared	$7,402	$211	$7,308	$—	$14,921
Earnings less than distributions	(74)	(177)	54	(6,542)	(6,738)
Net income (loss)	$7,328	$35	$7,362	$(6,542)	$8,183

Weighted-average units outstanding - basic	15,812,500	74,053	15,886,553
Weighted-average units outstanding - diluted	15,813,630	74,053	15,886,553

Net income per limited partner unit - basic	$0.46	$0.46	$0.46
Net income per limited partner unit - diluted	$0.46	$0.46	$0.46

10. COMMITMENTS AND CONTINGENCIES
The DCR Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon regarding an air permit DCR obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the DCR Rail Terminal violate the Delaware Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (“EAB”) and appeals Secretary's Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants' appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle Country, Case No. N13A-09-001 ALR, and DCR and the State of Delaware have filed cross-appeals. Briefs have been filed in this appeal and the court issued a stay until briefs were filed in the second appeal. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State of Delaware and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs were filed in the third quarter of 2014. If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material effect on PBFX's financial condition, results of operations, cash flows and ability to make distributions to its unitholders.

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

11. RELATED PARTY TRANSACTIONS

Contribution Agreements
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

On September 30, 2014, PBFX closed the Contribution Agreement II, dated as of September 16, 2014, with PBF LLC. Pursuant to the terms of the Contribution Agreement II, PBF LLC contributed to the Partnership all of the equity interests of DCT II, which assets consisted solely of the DCR West Rack, for total consideration payable to PBF LLC of $150,000, consisting of $135,000 of cash and $15,000 of Partnership common units, or 589,536 common units. The cash consideration was funded by the Partnership from the proceeds from the sale of $30,000 in marketable securities and $105,000 in borrowings under the Partnership's revolving credit facility.

Commercial Agreements
PBFX derives all of its revenue from long-term, fee-based agreements with PBF Holding (for rail and truck terminaling services), subject to minimum volume commitments. Under these agreements, PBFX provides various rail and truck terminaling services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes of crude oil. Each of these agreements terminate on the first December 31st following the seventh anniversary and may be extended, at PBF Holding's option, for up to two additional five-year terms. The fees under each of these agreements are indexed for inflation and may increase in the event of any increase in the operating costs for providing such services to subsidiaries of PBF Energy.
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
Delaware West Ladder Rack Terminaling Services Agreement
On October 1, 2014, PBF Holding and DCT II entered into a terminaling services agreement (the “West Ladder Rack Terminaling Agreement”) under which the Partnership, through DCT II, provides rail terminaling services to PBF Holding. The initial term of the West Ladder Rack Terminaling Agreement is approximately seven years after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes on the DCR West Rack as follows:
The minimum throughput commitment is 40,000 bpd for a fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter.
The Partnership is required to maintain the capabilities of the DCR West Rack such that PBF Holding may throughput at least 40,000 bpd of crude oil on the DCR West Rack. To the extent that (i) PBF Holding is prevented from throughputting at least such volumes (on a quarterly average basis) for more than seven days per quarter as a result of the Partnership’s failure to maintain capacities, then PBF Holding’s aggregate throughput commitments for the DCR West Rack will be reduced proportionately to the extent of the difference between such aggregate minimum throughput capacity and the actual available aggregate throughput capacity, prorated for the portion of the quarter during which throughput capacity was unavailable. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.

Amended and Restated Omnibus Agreement
PBFX entered into an Omnibus Agreement (“Omnibus Agreement”) by and among the Partnership, PBF GP, PBF LLC and PBF Holding at the closing of the Offering for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions.

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

•	The Partnership’s obligation to reimburse PBF LLC for the salaries and benefits costs of employees who devote more than 50% of their time to PBFX, which is estimated to be $900 annually;

•	the Partnership’s agreement to reimburse PBF LLC for all other direct or allocated costs and expenses incurred by PBF LLC on the Partnership’s behalf;

•	PBF LLC’s agreement not to compete with the Partnership under certain circumstances, subject to certain exceptions;

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

On September 30, 2014, the Omnibus Agreement was amended and restated in connection with the Acquisition (the “Amended and Restated Omnibus Agreement”). The annual fee payable under the Amended and Restated Omnibus Agreement increased from $2,300 to $2,525.
Prior to the closing of the Offering, PBF Energy allocated to the Predecessors the estimated cost of providing executive and administrative services based on an estimate of the time devoted by PBF Holding employees to provide such services to the Predecessors. General and administrative expenses in the condensed consolidated statement of operations include aggregate payments and reimbursements paid to PBF Holding and PBF LLC under the Omnibus Agreement for periods after the closing of the Offering and amounts allocated to the Predecessors by PBF Holding prior to the closing of the Offering of $800 and $258 for the three months ended September 30, 2014 and 2013, respectively, and $2,097 and $920 for the nine months ended September 30, 2014 and 2013, respectively.
PBFX believes the amounts allocated to it are a reasonable reflection of the utilization of the services provided. However, these allocations may not fully reflect the expenses that would have been incurred if PBFX had been a stand-alone company during the periods presented.

Amended and Restated Operation and Management Services and Secondment Agreement
In connection with the Offering, PBFX entered into an Operation and Management Services and Secondment Agreement (the “Services Agreement”) with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provides PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. PBFX pays an annual fee of $490 to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.
On September 30, 2014, the Service Agreement was amended and restated for the Acquisition (the “Amended and Restated Service Agreement”). The annual fee payable under the Amended and Restated Service Agreement increased from $490 to $797.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

Prior to the closing of the Offering, PBF Energy allocated to the Predecessors the estimated cost of providing operation and management services based on an estimate of the time devoted by PBF Holding employees to provide such services to the Predecessors. Operating and maintenance expenses in the condensed consolidated statement of operations include aggregate payments and reimbursements paid to PBF Holding and PBF LLC under the Services Agreement for periods after the closing of the Offering and amounts allocated to the Predecessors by PBF Holding prior to the closing of the Offering of $125 and $62 for the three months ended September 30, 2014 and 2013, respectively, and $305 and $184 for the nine months ended September 30, 2014 and 2013, respectively.
PBFX believes the amounts allocated to it are a reasonable reflection of the utilization of the services provided. However, these allocations may not fully reflect the expenses that would have been incurred if PBFX had been a stand-alone company during the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and the notes thereto included elsewhere in this report. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, in our Prospectus related to the Offering. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our Prospectus and “Cautionary Note Regarding Forward-Looking Statements” in this report. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the Offering or for assets acquired in the Acquisition from PBF LLC prior to the effective date of each acquisition refer to the Predecessors. For periods subsequent to the Offering or effective date of each acquisition, these terms refer to the Partnership and its subsidiaries.

Overview
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. On May 14, 2014, PBFX completed the Offering of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). PBFX filed a registration statement on Form S-1, with respect to the Offering, with the SEC which was declared effective on May 8, 2014. On May 9, 2014, PBFX’s common units began trading on the New York Stock Exchange under the symbol “PBFX”. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and as of September 30, 2014 owned 90.4% of the total economic interest in PBF LLC. Upon completion of the Offering, PBF LLC held a 50.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 49.8% limited partner interest held by public unitholders.
On September 16, 2014, the Partnership entered into a Contribution Agreement (the “Contribution Agreement II”) with PBF LLC to acquire the Delaware City West Unloading Rack, a heavy crude oil unloading facility at the Delaware City refinery with total throughput capacity of approximately 40,000 barrels per day ("bpd"). The transaction closed on September 30, 2014 (the “Effective Date”).
The financial results presented and related discussion and analysis include the consolidated financial position, results of operations and cash flow information of our Predecessors.
Our Predecessors did not historically operate their assets for the purpose of generating revenues independent of other PBF Energy businesses that we support. Upon closing of the Offering and the Effective Date of the Acquisition, we entered into fee based commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets (the “Contributed Assets”) for the purpose of generating fee based revenues. We receive, handle and transfer crude oil from sources located throughout the United States and Canada for PBF Energy in support of its three refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. The Contributed Assets consist of a light crude oil rail unloading terminal at the Delaware City refinery that can also service the Paulsboro refinery (which we refer to as the “DCR Rail Terminal”), a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”), and subsequent to the Effective Date of the Acquisition a heavy crude oil rail unloading terminal at the Delaware City refinery (which we refer to as the "DCR West Rack"), that are integral components of the crude oil delivery operations at all three of PBF Energy’s refineries.

Our assets and operations are organized as a single reportable segment. The Contributed Assets consist of the following:

•
Delaware City Rail Terminal. Our Delaware City Rail Terminal is a light crude oil rail unloading terminal which commenced operations in February 2013 and serves PBF Energy’s Delaware City and Paulsboro refineries. PBF Energy moves crude oil by barge to its Paulsboro refinery from its Delaware City refinery after the crude has been unloaded. PBF Energy can also move the crude to other locations. The DCR Rail Terminal has a double-loop track, which can hold up to two 100-car unit trains and is capable of unloading a single train in approximately 14 hours. An expansion project was completed in July 2014 that increased the terminal's unloading capacity from 105,000 bpd to 130,000 bpd. The operational flexibility afforded by the rail terminal has the potential to enhance the profitability at both of PBF Energy's East Coast refineries by allowing the refineries to optimize their respective crude oil slates. The DCR Rail Terminal allows PBF Energy’s East Coast refineries to source crude oil from Western Canada and the Mid-Continent, which currently provides cost advantages compared to international crude oil that has historically been processed at PBF Energy’s East Coast refineries and that is priced off of the Brent benchmark. PBF Energy’s East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd.

•
Delaware City West Heavy Unloading Rack. Our Delaware City West Heavy Unloading Rack is a heavy crude oil unloading facility which commenced operations in August 2014 and serves PBF Energy’s Delaware City refinery with total throughput capacity of approximately 40,000 bpd. The DCR West Rack consists of 25 heated unloading stations located between two tracks and is equipped with steam and nitrogen to facilitate the unloading of heavy crude oil sourced from Canada.  The facility can also unload light crude.  Additionally there are six other ladder tracks available providing the facility with a total capacity to hold two 100 car unit trains.  The facility is connected by pipeline to the Delaware City refinery’s crude tank farm.

•
Toledo Truck Terminal. Our Toledo Truck Terminal serves PBF Energy’s Toledo refinery. The Toledo Truck Terminal, currently comprised of six lease automatic custody transfer (“LACT”) units, has unloading capacity of 22,500 bpd. PBF Energy acquired the Toledo refinery in 2011 and has added these additional truck crude oil unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude oil slate. The Toledo refinery processes light, sweet crude oil and has a throughput capacity of 170,000 bpd.

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

On September 30, 2014, PBFX closed the Contribution Agreement II, dated as of September 16, 2014, with PBF LLC. Pursuant to the terms of the Contribution Agreement II, PBF LLC contributed to the Partnership all of the equity interests of Delaware City Terminaling II (“DCT II”), which assets consisted solely of the the DCR West Rack, for total consideration payable to PBF LLC of $150.0 million, consisting of $135.0 million of cash and $15.0 million of Partnership common units, or 589,536 common units. The cash consideration was funded by the Partnership from the proceeds from the sale of $30.0 million in marketable securities and $105.0 million in borrowings under the Partnership's revolving credit facility.

Commercial Agreements
We derive all of our revenue from long-term, fee-based agreements with PBF Holding, a subsidiary of PBF Energy (for rail and truck terminaling services), supported by minimum volume commitments, inflation adjustments and certain increases in our operating costs. Under these agreements, we provide various rail and truck terminaling services to PBF Holding and PBF Holding has committed to provide us with minimum fees based on minimum monthly throughput volumes of crude oil. Each of these agreements terminate on the first December 31st following the seventh anniversary and may be extended, at PBF Holding's option, for up to two additional five-year terms. The fees under each of these agreements are indexed for inflation and certain increases in our operating costs for providing such services to subsidiaries of PBF Energy.
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

Delaware West Ladder Rack Terminaling Services Agreement
On October 1, 2014, PBF Holding and DCT II entered into a terminaling services agreement (the “West Ladder Rack Terminaling Agreement”) under which PBFX, through DCT II, provides rail terminaling services to PBF Holding. The initial term of the West Ladder Rack Terminaling Agreement is approximately seven years after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of 40,000 bpd for a fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter.
We are required to maintain the capabilities of the DCR West Rack such that PBF Holding may throughput at least 40,000 bpd of crude oil on the DCR West Rack. To the extent that (i) PBF Holding is prevented from through putting at least such volumes (on a quarterly average basis) for more than seven days per quarter as a result of the Partnership’s failure to maintain capacities, then PBF Holding’s aggregate throughput commitments for the DCR West Rack will be reduced proportionately to the extent of the difference between such aggregate minimum throughput capacity and the actual available aggregate throughput capacity, prorated for the portion of the quarter during which throughput capacity was unavailable. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.

Amended and Restated Omnibus Agreement
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

On September 30, 2014, the Omnibus Agreement was amended and restated in connection with the Acquisition (the “Amended and Restated Omnibus Agreement”). The annual fee payable under the Amended and Restated Omnibus Agreement increased from $2.3 million to approximately $2.5 million. In addition, our estimate of the Partnership's obligation to reimburse PBF LLC for the salaries and benefits costs of employees who devote more than 50% of their time to PBFX increased from $0.9 million to $1.2 million annually.

Amended and Restated Operation and Management Services and Secondment Agreement
We entered into an operation and management services and secondment agreement (the “Services Agreement”) with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries will provide us with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. We will reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, we will pay an annual fee of $0.5 million to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.
On September 30, 2014, the Service Agreement was amended and restated for the Acquisition (the “Amended and Restated Service Agreement”). The annual fee payable under the Amended and Restated Service Agreement increased from approximately $0.5 million to $0.8 million.

Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences in the way our Predecessors historically reported revenues for services provided to PBF Energy and the way we record revenues subsequent to the closing of the Offering and effective date of the Acquisition. Our assets have historically been a part of the integrated operations of PBF Energy, and the operation of our assets did not generate third-party or inter-entity revenue. Following the closing of the Offering and effective date of the Acquisition, revenues are generated from the commercial agreements that we entered into with PBF Holding under which we receive revenues for logistics services. These contracts contain minimum volume commitments and fees that are indexed for inflation. We expect to generate incremental revenue from volumes in excess of minimum volume committed under our commercial agreements with PBF Holding and its subsidiaries.
General and Administrative Expenses. Historically, our general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by PBF Energy for general corporate services, such as treasury, accounting and legal services. These expenses were allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Following the closing of the Offering and the Acquisition, PBF Energy charges us an annual fee of $2.5 million for the provision of various centralized administrative services. Additionally, we reimburse our general partner and its affiliates, including subsidiaries of PBF Energy, for the salaries and benefits costs of employees who devote more than 50% of their time to us, which we currently estimate will be approximately $1.2 million annually. We also expect to incur $4.1 million of incremental annual general and administrative expense as a result of being a publicly traded partnership.
Financing. We intend to make cash distributions to our unitholders at an initial distribution rate of $0.30 per unit per quarter ($1.20 per unit on an annualized basis). As a result, we expect to fund future capital expenditures primarily from the sale of U.S. Treasury or other investment grade securities used as collateral to secure obligations under our Term Loan (as defined below), external sources including borrowings under our revolving credit facility, and issuances of equity and debt securities. In connection with the closing of the Offering, we entered into a five-year, $275.0 million revolving credit facility (“Revolving Credit Facility”) and a three-year, $300.0 million term loan facility (“Term Loan”). In connection with the Acquisition and additional capital spending, we drew down on the the Revolving Credit Facility, which has an outstanding balance as of September 30, 2014 of $140.1 million. We also had an outstanding balance of $264.9 million under the Term Loan as of September 30, 2014.

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
Acquisition Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under the Amended and Restated Omnibus Agreement, subject to certain exceptions, we have rights of first offer on certain logistics assets retained by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have rights of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Energy’s Delaware City and Toledo refineries related to our business in the event PBF Energy permanently shuts down either the Delaware City refinery or the Toledo refinery. In addition, our commercial agreements provide us with the right to use certain assets at PBF Energy’s Delaware City or Toledo refineries in the event of a temporary shutdown. In addition, we may pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.
Third-Party Business. As of September 30, 2014, PBF Holding accounts for all of our revenues. We are examining further diversification of our customer base by potentially developing third-party throughput volumes at our existing system and expanding our asset portfolio to service third-party customers. Unless we are successful in attracting third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.

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
Operating and Maintenance Expenses. Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses, outside contractor expenses, utility costs, insurance premiums, repairs and maintenance expenses and related property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We will seek to manage our maintenance expenditures on our terminals by scheduling maintenance overtime to avoid significant variability in our maintenance expenditures and to minimize their impact on our cash flow.
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
We believe that the presentation of EBITDA provides useful information to investors in assessing our financial condition and results of operations. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. EBITDA is reconciled to net income (loss) in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.” As our Predecessors did not have distributable cash flows, a reconciliation to its most directly comparable GAAP financial measure has not been provided.

Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements. We prepare our condensed consolidated financial statements in conformity with GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader’s understanding, management has identified our critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring, at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over.
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

Results of Operations
The following tables summarize our results of operations and financial data for the three and nine months ended September 30, 2014 and 2013. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013*	2014	2013*
		Predecessors		Predecessors
	(In thousands)

Revenue from affiliates	$14,744	$—	$22,526	$—

Operating costs and expenses:
Operating and maintenance expenses	4,070	1,402	7,303	4,419
General and administrative expenses	2,569	445	4,695	1,416
Depreciation and amortization	586	291	1,161	741
Total costs and expenses	7,225	2,138	13,159	6,576
Income (loss) from operations	7,519	(2,138)	9,367	(6,576)
Other income (expense):
Interest expense, net and other financing costs	(682)	—	(969)	—
Amortization of loan fees	(142)	—	(215)	—
Net income (loss)	6,695	$(2,138)	8,183	$(6,576)
Less: Net loss attributable to Predecessors	(2,613)		(6,542)
Limited partners' interest in net income attributable to the Partnership	$9,308		$14,725
* Prior-period financial information has been retrospectively adjusted for the Acquisition.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013*	2014	2013*
		Predecessors		Predecessors
	(In thousands)
Key Operating Information:
Throughput (barrels per day ("bpd") in thousands)
Delaware City Rail Terminal:
Actual throughput	74.8	N/A	74.9	N/A
Minimum volume commitment	75.0	N/A	75.0	N/A
DCR West Rack	—	N/A	—	N/A
Toledo Truck Terminal	10.3	N/A	10.9	N/A
Total throughput (in thousands of barrels)
Delaware City Rail Terminal	6,883.9	N/A	10,483.9	N/A
DCR West Rack	—	N/A	—	N/A
Toledo Truck Terminal	944.5	N/A	1,526.1	N/A
Total	7,828.4	N/A	12,010	N/A

Other Data:
EBITDA	$8,105	$(1,847)	$10,528	$(5,835)
Distributable cash flow	10,231	N/A	16,062	N/A
Capital expenditures	8,893	5,158	28,726	18,373
* Prior-period financial information has been retrospectively adjusted for the Acquisition.

Reconciliation of Non-GAAP Financial Measures
As described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - How We Evaluate Our Operations,” our management uses EBITDA and Distributable Cash Flow to analyze our performance. The following table presents a reconciliation of net income (loss) to EBITDA and distributable cash flow, the most directly comparable GAAP financial measure on a historical basis, for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013*	2014	2013*
		Predecessors		Predecessors
	(In thousands)
Net income (loss)	$6,695	$(2,138)	$8,183	$(6,576)
Interest expense, net	682	—	969	—
Amortization of loan fees	142	—	215	—
Depreciation and amortization	586	291	1,161	741
EBITDA	8,105	$(1,847)	10,528	$(5,835)
Less: Predecessors EBITDA loss	(2,350)		(5,850)
EBITDA attributable to PBFX	10,455		16,378
Add: Non-cash unit-based compensation expense	458		653
Less: Interest expense, net	(682)		(969)
Distributable cash flow	$10,231		$16,062
* Prior-period financial information has been retrospectively adjusted for the Acquisition.
The following table presents a reconciliation of net cash provided by operating activities to EBITDA and distributable cash flow, for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013*	2014	2013*
		Predecessors		Predecessors
	(In thousands)
Net cash provided by (used in) operating activities:	$6,362	$(1,847)	$4,212	$(5,835)
Change in current assets and liabilities	1,519	—	6,000	—
Interest expense, net	682	—	969	—
Non-cash unit-based compensation expense	(458)	—	(653)	—
EBITDA	8,105	$(1,847)	10,528	$(5,835)
Less: Predecessors EBITDA loss	(2,350)		(5,850)
EBITDA attributable to PBFX	10,455		16,378
Add: Non-cash unit-based compensation expense	458		653
Less: Interest expense, net	(682)		(969)
Distributable cash flow	$10,231		$16,062
* Prior-period financial information has been retrospectively adjusted for the Acquisition.

The following tables include reconciliations of EBITDA and distributable cash flow to net income and EBITDA to net cash provided by operating activities for the three and nine months ended September 30, 2014, disaggregated to present the results of operations of the Partnership and the DCR West Rack through September 30, 2014 (in thousands):

	Three months ended September 30, 2014
	PBF Logistics LP	DCR West Rack Predecessor	Consolidated Results
Net income (loss)	$9,308	$(2,613)	$6,695
Interest expense, net	682	—	682
Amortization of loan fees	142	—	142
Depreciation and amortization	323	263	586
EBITDA	10,455	(2,350)	8,105
Less: Predecessors EBITDA loss	—	(2,350)	(2,350)
EBITDA attributable to PBFX	10,455	—	10,455
Add: Non-cash unit-based compensation expense	458	—	458
Less: Interest expense, net	(682)	—	(682)
Distributable cash flow	$10,231	$—	$10,231

Net cash provided by (used in) operating activities:	$9,057	$(2,695)	$6,362
Change in current assets and liabilities	1,174	345	1,519
Interest expense, net	682	—	682
Non-cash unit-based compensation expense	(458)	—	(458)
EBITDA	10,455	(2,350)	8,105
Less: Predecessors EBITDA loss	—	(2,350)	(2,350)
EBITDA attributable to PBFX	10,455	—	10,455
Add: Non-cash unit-based compensation expense	458	—	458
Less: Interest expense, net	(682)	—	(682)
Distributable cash flow	$10,231	$—	$10,231

	Nine months ended September 30, 2014
	PBF Logistics LP	DCR West Rack Predecessor	Consolidated Results
Net income (loss)	$10,862	$(2,679)	$8,183
Interest expense, net	969	—	969
Amortization of loan fees	215	—	215
Depreciation and amortization	898	263	1,161
EBITDA	12,944	(2,416)	10,528
Less: Predecessors EBITDA loss	(3,434)	(2,416)	(5,850)
EBITDA attributable to limited partners	16,378	—	16,378
Add: Non-cash unit-based compensation expense	653	—	653
Less: Interest expense, net	(969)	—	(969)
Distributable cash flow	$16,062	$—	$16,062

Net cash provided by (used in) operating activities:	$6,973	$(2,761)	$4,212
Change in current assets and liabilities	5,655	345	6,000
Interest expense, net	969	—	969
Non-cash unit-based compensation expense	(653)	—	(653)
EBITDA	12,944	(2,416)	10,528
Less: Predecessors EBITDA loss	(3,434)	(2,416)	(5,850)
EBITDA attributable to PBFX	16,378	—	16,378
Add: Non-cash unit-based compensation expense	653	—	653
Less: Interest expense, net	(969)	—	(969)
Distributable cash flow	$16,062	$—	$16,062
For the three and nine months ended September 30, 2013, the Acquisition resulted in a change in general and administrative expense and net loss attributable to our Predecessors of $24 thousand and $54 thousand.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
The following discussion of results for the third quarter 2014 compared to the third quarter 2013 reflects the combined results of our Predecessors and PBFX. The three months ended September 30, 2013 include only the historical results of our Predecessors. The three months ended September 30, 2014 include the historical results of DCR West Rack Predecessor and of PBFX. The Partnership's future results of operations may not be comparable to our Predecessors' historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results.”
Revenue. Prior to the Offering and the Effective Date, our assets were a part of the integrated operations of PBF Energy, and our Predecessors generally recognized only the costs and did not record revenue associated with the terminaling services provided to PBF Energy on an intercompany basis. Following the closing of the Offering and the Effective Date of the Acquisition, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses increased $2.7 million, or 190%, to approximately $4.1 million for the three months ended September 30, 2014 compared to approximately $1.4 million for the three months ended September 30, 2013. The increase in operating and maintenance expenses was primarily attributable to $1.7 million in outside services and $0.6 million in materials and operating supplies associated with the DCR West Rack assets which were placed in service in August 2014. Operating and maintenance expense also increased by approximately $0.3 million in higher insurance premiums and $0.1 million in outside services due to increased throughput at the DCR Rail Terminal. The expenses prior to our Offering and the Effective Date were incurred by PBF Energy and were allocated to our Predecessors based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of PBF Holding's employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
General and Administrative Expenses. General and administrative expenses increased approximately $2.1 million, or 477%, to $2.6 million for the three months ended September 30, 2014 compared to approximately $0.4 million for the three months ended September 30, 2013. The increase was attributable to legal and consulting fees associated with the Acquisition of $0.6 million, increased stock based compensation of $0.5 million, higher allocation of corporate expenses of $0.5 million, higher audit and tax service costs of $0.3 million, higher board of director fees of $0.1 million and higher insurance costs of $0.1 million compared to the three months ended September 30, 2013. Insurance premiums increased due to obtaining a directors and officers insurance policy specifically for PBFX.
Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 101%, to $0.6 million for the three months ended September 30, 2014 compared to approximately $0.3 million for the three months ended September 30, 2013. The increase in depreciation and amortization expense was primarily attributable to $0.3 million of additional depreciation associated with the DCR West Rack assets which were placed in service in August 2014.
Interest expense, net and other financing costs. Interest expense increased $0.7 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was attributable to the interest costs associated with the Term Loan which we entered into concurrent with the closing of the Offering and commitment fees incurred on the Revolving Credit Facility, partially offset by interest income associated with our marketable securities.
Amortization of loan fees. Amortization of loan fees increased $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was attributable to the amortization of capitalized debt issuance costs associated with the Term Loan and Revolving Credit Facility.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
The following discussion of results for the first nine months of 2014 compared to the first nine months of 2013 reflects the combined results of our Predecessors and PBFX. As such, the nine months ended September 30, 2013 include the historical results of our Predecessors. The nine months ended September 30, 2014 include the historical results of our Predecessors and of PBFX . The Partnership's future results of operations may not be comparable to our Predecessors' historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results.”
Revenue. Prior to the Offering and the Effective Date of the Acquisition, our assets were a part of the integrated operations of PBF Energy, and our Predecessors generally recognized only the costs and did not record revenue associated with the terminaling services provided to PBF Energy on an intercompany basis. Following the closing of the Offering and the Effective Date, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses increased $2.9 million, or 65%, to approximately $7.3 million for the nine months ended September 30, 2014 compared to approximately $4.4 million for the nine months ended September 30, 2013. The increase in operating and maintenance expenses was primarily attributable to $1.7 million in outside services and $0.6 million in materials and operating supplies associated with the DCR West Rack assets which were placed in service in August 2014. The remaining increase was primarily attributable to increased insurance premiums of approximately $0.5 million. The expenses prior to our Offering and the Effective Date were incurred by PBF Energy and were allocated to our Predecessors based on the nature of the expenses and our proportionate share of PBF Holding's employee time and headcount. The allocation of employee costs was based on each employee's compensation plus associated employee benefits. Employee benefits include our share of PBF Holding's pension benefits and stock-based compensation.
General and Administrative Expenses. General and administrative expenses increased $3.3 million, or 232%, to $4.7 million for the nine months ended September 30, 2014 compared to approximately $1.4 million for the nine months ended September 30, 2013. The increase was attributable to higher allocation of corporate expenses of $1.4 million, increased stock based compensation of $0.7 million, legal and consulting fees associated with the Acquisition of $0.6 million and higher audit and tax service costs of $0.6 million compared to the nine months ended September 30, 2013.
Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million, or 57%, to $1.2 million for the nine months ended September 30, 2014 compared to approximately $0.7 million for the nine months ended September 30, 2013. The increase in depreciation and amortization expense was primarily attributable to $0.3 million of additional depreciation associated with the DCR West Rack assets which were placed in service in August 2014. The remaining increase in depreciation and amortization was due to the DCR Rail Terminal being in operation for the entire period in 2014, compared to only eight months of the corresponding period in 2013.
Interest expense, net and other financing costs. Interest expense increased $1.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was attributable to the interest costs associated with the Term Loan which we entered into concurrent with the closing of the Offering, partially offset by interest income associated with our marketable securities.

Amortization of loan fees. Amortization of loan fees increased $0.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was attributable to the amortization of capitalized debt issuance costs associated with the Term Loan and Revolving Credit Facility.

Liquidity and Capital Resources
Historically, our sources of liquidity primarily consisted of funding from PBF Energy. Our cash receipts were deposited in PBF Energy’s bank accounts and all cash disbursements were made from these accounts. Thus, historically our Predecessors' financial statements have reflected no cash balances. Following the Offering, we have separate bank accounts, but PBF Energy provides treasury services on our general partner’s behalf under our Amended and Restated Omnibus Agreement. Following completion of the Offering, PBF Energy retained the working capital of our Predecessors, as these balances represented assets and liabilities related to our Predecessors' assets prior to the closing of the Offering.
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
In connection with the Acquisition, the Partnership acquired assets for total consideration paid to PBF LLC of $150.0 million, consisting of $135.0 million of cash and $15.0 million of Partnership common units, or 589,536 common units. The cash consideration was funded by proceeds from the sale of $30.0 million in marketable securities and $105.0 million in borrowings under the Revolving Credit Facility. We borrowed an additional $30.0 million under the Revolving Credit Facility to repay $30.0 million outstanding under the Term Loan in order to release the $30.0 million in marketable securities that had collateralized the Partnership’s Term Loan. At September 30, 2014, PBFX had $140.1 million outstanding under the Revolving Credit Facility and $264.9 million outstanding under the Term Loan.
In addition to the retention of proceeds from our commercial and service agreements with PBF Holding, we expect our ongoing sources of liquidity to include cash generated from operations, the liquidation of U.S. Treasury and other investment grade securities that are pledged under our Term Loan, borrowings under our Revolving Credit Facility, and the issuance of additional debt and equity securities as appropriate given market conditions. We intend to sell our U.S. Treasury or other investment grade securities over time to fund our capital expenditures. Immediately prior to selling such securities, we will repay an equal amount of borrowings under our Term Loan with borrowings under our Revolving Credit Facility. As a result, our U.S. Treasury and other investment grade securities, coupled with the availability under our Revolving Credit Facility, initially provide us with the ability to fund capital expenditures without increasing the net amount of our outstanding borrowings. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and Partnership distributions, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness.
We intend to pay a minimum quarterly distribution of $0.30  per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to $9.8 million per quarter and $39.2 million per year based on the number of common and subordinated units outstanding as of September 30, 2014. We adjusted the amount of our distribution for the period May 14, 2014 through June 30, 2014 based on the number of days in the period divided by 90. We do not have a legal or contractual obligation to pay these distributions.
Credit Facilities
Concurrent with the closing of the Offering, we entered into the Revolving Credit Facility and the Term Loan, each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders.

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We also have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $325.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and a $25.0 million sublimit for swingline loans. Obligations under the credit facility and certain cash management and hedging obligations designated by us are guaranteed by our restricted subsidiaries, and are secured by a first priority lien on our assets (including our equity interests in Delaware City Terminaling) and those of our restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon our Consolidated Total Leverage Ratio (as defined in the Revolving Credit Facility).
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

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Net cash provided by (used in) operating activities	$4,212	$(5,835)
Net cash used in investing activities	(293,636)	(18,373)
Net cash provided by financing activities	301,509	24,208
Net change in cash and cash equivalents	$12,085	$—
Cash flows provided by operating activities increased $10.0 million, or 172%, to $4.2 million for the nine months ended September 30, 2014 compared to net cash used in operating activities of $5.8 million for the nine months ended September 30, 2013. The increase in net cash provided by operating activities was primarily the result of net income of $8.2 million recognized during the nine months ended September 30, 2014, compared to a net loss of $6.6 million for the nine months ended September 30, 2013. Our operating cash flows for the nine months ended September 30, 2014 also included non-cash charges relating to depreciation and amortization of $1.2 million, amortization of loan fees of $0.2 million and unit-based compensation of $0.7 million, partially offset by net changes in working capital of $6.0 million primarily driven by the timing of collection of accounts receivables. Our operating cash flows for the nine months ended September 30, 2013 included non-cash charges relating to depreciation and amortization of $0.7 million.
Cash flows used in investing activities increased approximately $275.3 million to $293.6 million for the nine months ended September 30, 2014 compared to $18.4 million for the nine months ended September 30, 2013. The increase in net cash used in investing activities was a result of the net purchase of approximately $264.9 million in marketable securities and an increase in capital expenditures of $10.4 million for the nine months ended September 30, 2014.
Cash flows provided by financing activities increased approximately $277.3 million to $301.5 million for the nine months ended September 30, 2014 compared to $24.2 million for the nine months ended September 30, 2013. Cash flows provided by financing activities for the nine months ended September 30, 2014 consisted of the net proceeds from the issuance of common units in the Offering of $341.0 million, net proceeds from the Term Loan of $264.9 million, proceeds from the Revolving Credit Facility of $140.1 million and contributions from PBF LLC of $31.7 million, partially offset by distributions to PBF LLC of $463.7 million, distributions to unitholders of $5.1 million, offering costs of $5.0 million and deferred financing costs of $2.3 million. Our cash flows provided by financing activities for the nine months ended September 30, 2013, were comprised entirely of contributions by PBF Energy and were primarily used to fund capital expenditures and operating costs.

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
Capital expenditures for the nine months ended September 30, 2014 were $28.7 million, including $23.6 million for the expansion of the DCR West Rack. For the nine months ended September 30, 2013 our Predecessors incurred a total of $18.4 million for expansion capital expenditures including $9.9 million for the DCR Rail Terminal and $7.7 million for the DCR West Rack. Our Predecessors' capital funding requirements were funded by capital contributions from PBF Energy. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2014.
We expect that we will sell our U.S. Treasury or other investment grade securities currently used to secure our obligations under the Term Loan over time to fund our capital expenditures, and immediately prior to selling such securities, we will repay an equal amount of Term Loan borrowings with borrowings under our Revolving Credit Facility. We may also rely on external sources including other borrowings under our Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion. During the three and nine months ended September 30, 2014, the Partnership borrowed an additional $35.1 million under its revolving credit facility to repay $35.1 million of its outstanding term loan in order to release the $35.1 million in marketable securities to fund capital expenditures.
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

Contractual Obligations
Information regarding our contractual obligations of the types described below as of September 30, 2014, is set forth in the following table:

	Payments Due by Period
	Totals	2014	2015 and 2016	2017 and 2018	2019 and Beyond
	(In thousands)

Long term debt obligation (1)	$405,000	$—	$—	$405,000	$—
Interest (2)	6,866	931	4,130	1,501	304
Affiliate - services agreement (3)	22,485	1,124	8,994	8,994	3,373
Total obligations	$434,351	$2,055	$13,124	$415,495	$3,677
____________________
(1) No principal amounts are due under our Term Loan and Revolving Credit Facility until May 2017.
(2) Includes interest on our Term Loan and Revolving Credit Facility. Includes commitment fees on the Revolving Credit Facility through May 2019 using rates in effect at September 30, 2014.
(3) Includes an estimate of $1.2 million annually of obligations under the Amended and Restated Omnibus agreement to reimburse PBF LLC for salaries and benefit costs of employees who devote more than 50% of their time to PBFX.

Effects of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three and nine months ended September 30, 2014 and 2013, respectively.

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
Under the Contribution Agreement and the Contribution Agreement II, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessors' properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of the Offering and the Acquisition. In addition, we have agreed to indemnify PBF Energy for certain events and conditions associated with the ownership or operation of our assets that occur after the closings of the Offering and the Acquisition and for environmental liabilities related to our assets to the extent PBF Energy is not required to indemnify us for such liabilities or if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of PBF Energy or its employees, including those seconded to us. As a result, we may incur the type of expenses described above in the future, which may be substantial.
Iran Sanctions Compliance Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it may include any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Neither we nor any of our controlled affiliates or subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the reporting period.

Funds affiliated with The Blackstone Group L.P. (“Blackstone”) are holders of approximately 3.5% of the outstanding voting interests of PBF Energy and had nominated former directors on PBF Energy's Board of Directors. Accordingly, Blackstone may have been deemed an “affiliate” of PBF Energy, as that term is defined in Exchange Act Rule 12b-2.  We received notice from Blackstone that it has included the disclosures described below in its SEC filings pursuant to ITRA regarding one of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of PBF Energy, may also have been deemed to be affiliates of ours.  We have not independently verified the disclosures described in the following paragraphs.

We have received notice from Blackstone that Travelport Limited ("Travelport"), as part of their global business in the travel industry, provide certain passenger travel-related GDS and Technology Services to Iran Air and certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, Travelport intends to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX's management, including PBFX's principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2014. Based on that evaluation, PBFX's principal executive officer and the principal financial officer have concluded that PBFX's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an emerging growth company as defined in the JOBS Act. Our first Annual Report on Form 10-K is not required to include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.
Management has not identified any changes in PBFX's internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
3.1
Second Amended and Restated Agreement of the Limited Partnership of PBF Logistics LP dated as of September 15, 2014 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 19, 2014).

10.1
Contribution Agreement dated as of September 16, 2014 among PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 19, 2014).

10.2
Amended and Restated Omnibus Agreement dated as of September 30, 2014 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on October 2, 2014).

10.3
Amended and Restated Operation and Management Services and Secondment Agreement dated as of September 30, 2014 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC and Delaware City Terminaling Company II LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on October 2, 2014).

10.4
Delaware City West Ladder Rack Terminaling Services Agreement dated as of October 1, 2014 among PBF Holding Company LLC and Delaware City Terminaling Company II LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on October 2, 2014).

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

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date	November 13, 2014		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1
Second Amended and Restated Agreement of the Limited Partnership of PBF Logistics LP dated as of September 15, 2014 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 19, 2014).

10.1
Contribution Agreement dated as of September 16, 2014 among PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 19, 2014).

10.2
Amended and Restated Omnibus Agreement dated as of September 30, 2014 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on October 2, 2014).

10.3
Amended and Restated Operation and Management Services and Secondment Agreement dated as of September 30, 2014 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC and Delaware City Terminaling Company II LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on October 2, 2014).

10.4
Delaware City West Ladder Rack Terminaling Services Agreement dated as of October 1, 2014 among PBF Holding Company LLC and Delaware City Terminaling Company II LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on October 2, 2014).

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