Form 10-K
period 2014-12-31
PBF Logistics LP
filed 2015-02-26
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2014
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36446
PBF LOGISTICS LP
(Exact name of registrant as specified in its charter)

DELAWARE	35-2470286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
(973) 455-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units Representing Limited Partnership Interest	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2014, the aggregate market value of common units held by non-affiliates of the registrant was approximately $416.2 million based upon the closing price of such units on the New York Stock Exchange on such date. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant had 17,097,024 common units and 15,886,553 subordinated units outstanding at February 25, 2015.
DOCUMENTS INCORPORATED BY REFERENCE: None

PBF LOGISITICS LP

This Annual Report on Form 10-K (including documents incorporated by reference herein) (this “Form 10-K”) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” on page 48.

Unless the context otherwise requires, references in this Form 10-K to “PBF Logistics LP,” “PBFX,” the “Partnership,” “we,” “us” or “our” may refer to PBF Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole.

PART I

ITEM. 1 BUSINESS
In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions, and resources, under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should read our forward-looking statements together with our disclosures under the heading: “Important Information Regarding Forward-Looking Statements.” When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-K under “Risk Factors” in Item 1A.

Available Information
Our website address is www.pbflogistics.com. Information contained on our website is not part of this Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with (or furnished to) the Securities and Exchange Commission (SEC) by us are available on our website (under “SEC Filings” in the “Investor Relations” section) free of charge, soon after we file or furnish such material. In this same location, we also post our corporate governance guidelines, code of business conduct and ethics, and the charters of the committees of the board of directors of our general partner. These documents are available free of charge in print to any unitholder that makes a written request to the Secretary, PBF Logistics LP, One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

Overview
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by PBF Energy Inc. and its indirect subsidiary, PBF Logistics GP LLC (“PBF GP”), our general partner, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. is the sole managing member of PBF LLC and as of December 31, 2014 owned 89.9% of the total economic interest in PBF LLC. We refer you to “Organizational Structure” below for an illustration of our relationship with PBF Energy. Unless the context otherwise requires, references in this report to “PBF Energy” refer collectively to PBF Energy Inc. and its subsidiaries, other than PBFX, its subsidiaries and our general partner. On May 14, 2014, PBFX completed the initial public offering of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option) (the “Offering”). PBFX filed a registration statement on Form S-1, with respect to the Offering, with the SEC which was declared effective on May 8, 2014. On May 9, 2014, PBFX’s common units began trading on the New York Stock Exchange (the “NYSE”) under the symbol “PBFX”. As of December 31, 2014, PBF LLC held a 52.1% limited partner interest in PBFX, a non-economic general partner interest and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 47.9% limited partner interest held by public unitholders.
The Partnership includes the assets, liabilities and results of operations of certain crude oil and refined product terminaling and storage assets, previously operated and owned by PBF Holding Company LLC's (“PBF Holding”) subsidiaries Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC (“TRC”) which were acquired in a series of transactions during 2014.
In connection with the Offering, pursuant to a contribution agreement and conveyance agreement (the “Contribution Agreement I”), PBF LLC contributed a light crude oil rail unloading terminal at the Delaware City refinery that can also service the Paulsboro refinery (which we refer to as the “DCR Rail Terminal”) and a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”). Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to PBF MLP Predecessor.
On September 16, 2014, the Partnership entered into a contribution agreement (the “Contribution Agreement II”) with PBF LLC to acquire the Delaware City West Unloading Rack (the “DCR West Rack”), a heavy crude oil unloading facility at the Delaware City refinery with total throughput capacity of at least 40,000 barrels per day (“bpd”). The transaction closed on September 30, 2014 (the “DCR West Rack Effective Date”). In addition, on December 2, 2014, the Partnership entered into an additional contribution agreement with PBF LLC (the “Contribution Agreement III” and together with the Contribution Agreement I and the Contribution Agreement II, the “Contribution Agreements”) to acquire a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (collectively, the “Toledo Storage Facility”). The transaction closed on December 11, 2014 (the “Toledo Storage Facility Effective Date”). These transactions are collectively referred to as the “Acquisitions from PBF.”
The financial statements presented in this Form 10-K include the consolidated financial results of PBF MLP Predecessor (our “Predecessor”), our predecessor for accounting purposes, for periods presented through May 13, 2014, and the consolidated financial results of PBFX for the period beginning May 14, 2014, the date of the Offering. The balance sheet as of December 31, 2014 presents solely the consolidated financial position of PBFX and the balance sheet as of December 31, 2013 presents solely the consolidated financial position of our Predecessor. We recorded the acquisition of the DCR West Rack and Toledo Storage Facility at PBF Energy's historical book value, as the acquisitions were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of the Predecessor and PBFX contained herein to include the historical results of the DCR West Rack and Toledo Storage Facility acquired prior to the effective date of each transaction.
Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support. Upon closing of the Offering and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee based revenues. We receive, handle and transfer crude oil from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its three refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Our assets consist of the DCR Rail Terminal, Toledo Truck Terminal, and subsequent to the Acquisitions from PBF, the DCR West Rack and the Toledo Storage Facility (collectively referred to as the “Contributed Assets”), which are integral components of the crude oil delivery and storage operations at all three of PBF Energy’s refineries. The Contributed Assets located in Delaware are owned by our subsidiary, Delaware City Terminaling Company LLC (“Delaware City Terminaling”) and the Contributed Assets located in Ohio are owned by our subsidiary, Toledo Terminaling Company LLC (“Toledo Terminaling”).
Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long-term through their effects on our customer's operations. In 2014, 100% of our revenue was derived from PBF Energy under various long-term, fee-based commercial agreements that generally include minimum volume commitments.
The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account his, her or its share of items of income, gain, loss and deduction in computing his, her or its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of PBFX's assets, the acquisition price of such partner's units and the taxable income allocation requirements under the Second Amended and Restated Agreement of Limited Partnership of the Partnership (our “partnership agreement”).

Organizational Structure
The following simplified diagram depicts our organizational and ownership structure as of December 31, 2014:
____________

*
On February 6, 2015, PBF Energy completed a public offering of 3,804,653 shares of Class A common stock in a secondary offering (the “February 2015 secondary offering”). All of the shares in the February 2015 secondary offering were sold by funds affiliated with Blackstone and First Reserve. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, holders of PBF Energy's issued and outstanding shares of Class A common stock have 94.1% of the economic and voting power of PBF LLC.

Assets and Operations
We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, our business consists of two operating segments: (i) our terminaling segment and (ii) our storage segment. Additional segment and financial information is contained in our segment results included in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12—Segment Information, of our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K.
Terminaling Segment

•
Our DCR Rail Terminal is a light crude oil rail unloading terminal which commenced operations in February 2013 and serves PBF Energy’s Delaware City and Paulsboro refineries (“East Coast refineries”). The DCR Rail Terminal has a double-loop track, which can hold up to two 100-car unit trains and is capable of unloading a single unit train in approximately 14 hours. An expansion project was completed in July 2014 that increased the terminal's unloading capacity from 105,000 bpd to 130,000 bpd. PBF Energy can move crude oil by barge to its Paulsboro refinery from its Delaware City refinery after the crude has been unloaded. PBF Energy can also move the crude oil to other locations, including locations owned by third parties. The DCR Rail Terminal allows the East Coast refineries to source crude oil from Western Canada and the United States, which may provide cost advantages compared to international crude oil that has historically been processed at the East Coast refineries and that is priced off of the Brent benchmark. The facility is connected to the Delaware City refinery’s crude tank farm by DCR's pipeline. PBF Energy’s East Coast refineries have a combined refining capacity of 370,000 bpd.

•
Our Toledo Truck Terminal serves PBF Energy’s Toledo refinery. The Toledo Truck Terminal, currently comprised of six lease automatic custody transfer (“LACT”) units, has unloading capacity of 22,500 bpd. PBF Energy acquired the Toledo refinery in 2011 and has added these additional truck crude oil unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables the Toledo refinery to run a more cost-advantaged crude oil slate. The Toledo refinery processes light, sweet crude oil and has a throughput capacity of 170,000 bpd.

•
Our DCR West Rack is a heavy crude oil unloading facility which commenced operations in August 2014 and serves PBF Energy’s Delaware City refinery with total throughput capacity of at least 40,000 bpd. The DCR West Rack consists of 25 heated unloading stations, capable of handling 50 cars simultaneously located between two tracks and is equipped with steam and nitrogen to facilitate the unloading of heavy crude oil sourced from Canada.  The facility can also unload light crude oil.  Additionally, there are six other ladder tracks available providing the facility with a total capacity to hold two 100 car unit trains. The facility is connected to the Delaware City refinery’s crude tank farm by DCR's pipeline.

•
The terminaling facility at our Toledo Storage Facility at PBF Energy's Toledo refinery consists of 27 propane storage bullets and a truck loading facility and has a throughput capacity of approximately 11,000 bpd.

Storage Segment

•
The storage facility at our Toledo Storage Facility consists of 30 tanks for storing crude oil, refined products and intermediates. The aggregate shell capacity of the storage facility is approximately 3.9 million barrels, of which approximately 1.3 million barrels are dedicated to crude oil storage and approximately 2.6 million barrels are allocated to refined products and intermediates.

Please see “Agreements with PBF Energy—Commercial Agreements” below for a discussion of our agreements with PBF Energy relating to our terminaling and storage operations.

Agreements with PBF Energy

Contribution Agreements
On May 8, 2014, the Partnership, PBF GP, PBF Energy, PBF LLC, PBF Holding, and Delaware City Terminaling entered into the Contribution Agreement I. On May 14, 2014, in connection with the closing of the Offering, the following transactions occurred pursuant to the Contribution Agreement I:

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

•
PBF Holding distributed to PBF LLC (i) its interest in PBF GP, (ii) the common units, subordinated units and IDRs, (iii) the right to receive a distribution of $30.0 million as reimbursement for certain preformation capital expenditures, and (iv) the right to receive a distribution of $298.7 million.

On September 30, 2014, PBFX closed the transactions contemplated by the Contribution Agreement II. Pursuant to the terms of the Contribution Agreement II, PBF LLC contributed to the Partnership all of the equity interests of Delaware City Terminaling II (“DCT II”), which assets consisted solely of the the DCR West Rack, for total consideration payable to PBF LLC of $150.0 million, consisting of $135.0 million of cash and $15.0 million of Partnership common units, or 589,536 common units. The cash consideration was funded by the Partnership from the proceeds from the sale of $30.0 million in marketable securities and $105.0 million in borrowings under our five-year $275.0 million revolving credit facility (“Revolving Credit Facility”). Subsequent to the closing of the Contribution Agreement II, DCT II was merged with and into Delaware City Terminaling.
On December 11, 2014, the Partnership also closed the transactions contemplated by the Contribution Agreement III. Pursuant to the Contribution Agreement III, PBF LLC contributed to the Partnership all of the issued and outstanding limited liability company interests of Toledo Terminaling, whose assets consist of our Toledo Storage Facility, for total consideration payable to PBF LLC of $150.0 million, consisting of $135.0 million of cash and $15.0 million of Partnership common units, or 620,935 common units. The cash consideration was funded by the Partnership from the proceeds from the sale of $30.0 million in marketable securities and $105.0 million in borrowings under our Revolving Credit Facility, which was amended, on December 5, 2014, to increase the borrowing availability from $275.0 million to $325.0 million. Subsequent to the closing of the Contribution Agreement III, we contributed the Toledo Truck terminal to Toledo Terminaling.

Commercial Agreements
We currently derive all of our revenue from long-term, fee-based agreements with PBF Holding, a subsidiary of PBF Energy (for terminaling and storage services), supported by contractual fee escalations for inflation adjustments and certain increases in our operating costs. We believe the terms and conditions under these agreements, as well as our omnibus and services agreements with PBF Holding described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

Delaware City Rail Terminaling Services Agreement
In connection with the Offering, PBFX entered into a rail terminaling services agreement with PBF Holding (the “DCR Terminaling Agreement”) under which it provides terminaling services at the DCR Rail Terminal. The DCR Terminaling Agreement terminates on the first December 31st following the seventh anniversary and may be extended, at PBF Holding's option, for up to two additional five-year terms. Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 75,000 bpd through September 30, 2014 and of at least 85,000 bpd for each quarter thereafter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel for volumes that exceed the minimum throughput commitment. PBFX also receives fees from PBF Holding for providing related ancillary services at the terminal that are specified in the DCR Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement.
Toledo Truck Unloading & Terminaling Services Agreement
In connection with the Offering, PBFX entered into a truck unloading and terminaling services agreement with PBF Holding (the “Toledo Terminaling Agreement”) under which it provides terminaling services at the Toledo Truck Terminal. The Toledo Terminaling Agreement terminates on the first December 31st following the seventh anniversary and may be extended, at PBF Holding's option, for up to two additional five-year terms. Under the Toledo Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBFX also receives fees from PBF Holding for providing related ancillary services at the Toledo Truck Terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement.
Delaware West Ladder Rack Terminaling Services Agreement
On October 1, 2014, PBF Holding and Delaware City Terminaling entered into a terminaling services agreement (the “West Ladder Rack Terminaling Agreement”) under which PBFX, through Delaware City Terminaling, provides rail terminaling services to PBF Holding at the DCR West Rack. The initial term of the West Ladder Rack Terminaling Agreement is approximately seven years after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of at least 40,000 bpd for a fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.
Toledo Storage Facility Storage and Terminaling Services Agreement
On December 12, 2014, PBF Holding and Toledo Terminaling entered into a ten-year storage and terminaling services agreement (the “Toledo Storage Facility Storage and Terminaling Agreement”) under which the

Partnership, through Toledo Terminaling, provides storage lease and terminaling services to PBF Holding. The Toledo Storage Facility Storage and Terminaling Agreement can be extended by PBF Holding for two additional five-year periods. Under the Toledo Storage Facility Storage and Terminaling Agreement, the Partnership provides PBF Holding with storage and throughput services in return for storage and throughput fees.
The storage lease requires the Partnership to accept, store and redeliver all products tendered by PBF Holding in the tanks at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the products rack and the overall capacity of the Toledo Storage Facility. PBF Holding pays a lease fee of $0.50 per barrel of shell capacity dedicated and operable to PBF Holding under the Toledo Storage Facility Storage and Terminaling Agreement.The minimum throughput commitment for the propane storage and loading facility is at least 4,400 bpd for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and in excess of the minimum throughput commitment.
The Partnership is required to maintain the Toledo Storage Facility in a condition and with a capacity sufficient to store and handle a volume of PBF Holding's products at least equal to the current operating capacity for the storage facility as a whole subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Toledo Storage Facility Storage and Terminaling Agreement.

Omnibus Agreement
In connection with the closing of the Offering, we entered into an Omnibus Agreement (the “Omnibus Agreement”) with PBF GP, PBF LLC and PBF Holding.
The Omnibus Agreement addresses the following matters:

•
the Partnership’s obligation to pay PBF LLC an administrative fee, in the amount of $2.7 million per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under our partnership agreement;

•	the Partnership’s obligation to reimburse PBF LLC for the salaries and benefits costs of employees who devote more than 50% of their time to PBFX, which is estimated to be $1.5 million annually;

•	the Partnership’s agreement to reimburse PBF LLC for all other direct or allocated costs and expenses incurred by PBF LLC on the Partnership’s behalf;

•	PBF LLC’s agreement not to compete with the Partnership under certain circumstances, subject to certain exceptions;

•
the Partnership’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions;

•	a license to use the PBF Logistics trademark and name; and

•
PBF Holding’s agreement to reimburse the Partnership for certain expenditures up to $20.0 million per event (net of any insurance recoveries) related to the Contributed Assets for a period of five years after the closing of the Offering, and our agreement to bear the costs associated with the prior expansion of the DCR Rail Terminal crude unloading capability.

On September 30, 2014, the Omnibus Agreement was amended and restated in connection with the acquisition of the DCR West Rack (the “A&R Omnibus Agreement”). The annual administrative fee to be paid by the Partnership to PBF Energy increased from $2.3 million to approximately $2.5 million. On December 12, 2014, the A&R Omnibus Agreement was amended and restated in connection with the acquisition of the Toledo Storage Facility (the “Second A&R Omnibus Agreement”). The Second A&R Omnibus Agreement clarifies the reimbursements to be made by the Partnership to PBF LLC and from PBF LLC to the Partnership and increased the annual administrative fee to be paid by the Partnership to PBF Energy from approximately $2.5 million to $2.7 million.

Services Agreement
In connection with the closing of the Offering, we entered into an operation and management services and secondment agreement (the “Services Agreement”) with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, we pay an annual fee of $0.5 million to PBF Holding for the provision of such services pursuant to the Services Agreement.
On September 30, 2014, the Services Agreement was amended and restated for the acquisition of the DCR West Rack (the “A&R Services Agreement”). The annual fee payable under the A&R Services Agreement increased from approximately $0.5 million to $0.8 million. On December 12, 2014, PBF Holding, DCR, Delaware City Terminaling, Toledo Terminaling, TRC, the Partnership and PBF GP entered into the Second Amended and Restated Operation and Management Services and Secondment Agreement (the “Second A&R Services Agreement”) to incorporate the Toledo Storage Facility into its provisions and increase the annual fee to be paid by the Partnership from $0.8 million to $4.4 million. All fees to be paid pursuant to the Second A&R Services Agreement are indexed for inflation. The Second A&R Services Agreement will terminate upon the termination of the Second A&R Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.

Properties
Our principal properties are described above in “Assets and Operations” under the captions “Terminaling Segment” and “Storage Segment.” We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. Our office is located in the same office as PBF Energy. PBF Energy leases approximately 53,000 square feet for its principal corporate offices in Parsippany, New Jersey. The lease for PBF Energy’s principal corporate offices expires in 2016. Functions performed in the Parsippany office include overall corporate management, refinery and HSE management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
Under the Contribution Agreements, PBF Energy, through certain of its subsidiaries, indemnifies us for certain environmental liabilities associated with the ownership and operation of the Contributed Assets and arising at or before the closing of the Offering and the Acquisitions from PBF. See “—Environmental Regulations—Environmental Liabilities” below for a more detailed discussion of PBF Energy's indemnification obligations.

Competition
As a result of our contractual relationship with PBF Energy under our commercial agreements and our direct connection to two of its refineries, we believe that our crude oil, refined product and intermediate unloading terminals and storage facility will not face significant competition from other crude oil, refined product and intermediate unloading terminals and storage facilities for PBF Energy’s crude oil, refined product and intermediate transportation and storage requirements to those refineries we support with respect to the services provided under our commercial agreements.
If PBF Energy reduces its purchases of crude oil shipped via rail or truck, PBF Energy may only receive the minimum volumes through our crude oil unloading terminals (or pay the shortfall payment if it does not receive the minimum volumes), which would cause a decrease in our revenues. PBF Energy may elect to ship crude oil to its refineries via pipeline or through its refinery marine facilities as an alternative mode of crude oil transportation. PBF Energy competes with integrated petroleum companies, which have their own crude oil storage, supplies and distribution and marketing systems, as well as with independent refiners, many of which also have their own storage, distribution and marketing systems. PBF Energy also competes with other suppliers that purchase refined petroleum products for resale. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in that area and by the availability of products and the cost of transportation to that area from distant refineries.

Safety and Maintenance
We perform preventive and normal maintenance on all of our facilities and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets as required by regulation.
Our terminal and storage facilities have response plans, spill prevention and control plans, and other programs designed to respond to emergencies. Our Toledo Truck Terminal is protected with fire systems that are actuated either by sensors or an emergency switch. We continually strive to maintain compliance with applicable air, solid waste, and wastewater regulations.

Employee Safety
We are subject to the requirements of the Occupational Safety and Health Administration (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state, and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

Insurance
Terminals and storage facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain insurance and/or are insured under the property, liability and business interruption policies of PBF Energy and/or certain of its subsidiaries, subject to the deductibles and limits applicable to us, which we believe are reasonable and prudent under the circumstances to cover our operations and assets. However, such insurance does not cover every potential risk associated with our assets, and we cannot ensure that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage, or that these levels of insurance will be available in the future at commercially reasonable prices. As we continue to grow, we will continue to monitor limits and retentions under our policies and those of PBF Energy and/or its subsidiaries as they relate to the overall cost and scope of our insurance program.

Terminal Control Operations
Our Toledo Truck Terminal and the propane loading facility at our Toledo Storage Facility are automated and generally unmanned outside of normal business hours, during the weekends, and most holidays. PBF Energy's customers’ truck drivers are provided with security badges to access and use these facilities. In addition, individual trucks are required to be registered in PBF Energy's system to ensure that required regulatory inspections are maintained by either PBF Energy's customers or their common carriers.

Environmental Regulation

Endangered Species Act
The Endangered Species Act restricts activities that may affect endangered species or their habitats. While some of our facilities are in areas that may be designated as habitats for endangered species, we believe that we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

Environmental Liabilities
As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we handled, used, released or disposed of.
Under the Contribution Agreements, PBF Energy will indemnify us for all known and unknown environmental losses we incur arising from the ownership or operation of the Contributed Assets that occurred or existed on or before the closing of the Offering, or the respective effective dates of the Acquisitions from PBF, subject to certain limitations. In addition, we will indemnify PBF Energy for any environmental losses it incurs relating to ownership or operation of the Contributed Assets that occur after the closing of the Offering or respective acquisition effective date to the extent PBF Energy is not required to indemnify us for such liabilities. We will not be indemnified for any future spills or releases of hydrocarbons or hazardous materials at our facilities, or, in addition to any other environmental liabilities, otherwise resulting from our operations. unless caused by PBF Holding's actions. As a result, we may incur such expenses in the future, which may be substantial.

Seasonality
The crude oil throughput at our facilities is affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenues will be substantially mitigated due to our commercial agreements with PBF Energy that include minimum volume commitments that are constant each calendar quarter. Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year.

Employees
We do not have any employees. We are managed by the directors and officers of our general partner. All of our executive management personnel are currently employees of PBF Energy or a subsidiary of PBF Energy and devote a portion of their time to our business and affairs that is required to manage and conduct our operations. The other personnel that conduct our operations are employees of PBF Holding or its subsidiaries. Pursuant to the Second A&R Omnibus Agreement, we pay an annual fee to PBF Energy of $2.7 million for the provision of various centralized administrative services and reimburse PBF Energy for direct or allocated costs and expenses incurred by PBF Energy on our behalf. Pursuant to the Second A&R Services Agreement, we use employees of PBF Energy to operate our assets and PBF Energy is reimbursed for such employees through an annual fee of $4.4 million, which also includes provisions of certain utilities and other infrastructure-related services. Please read “Agreements with PBF Energy.”
In addition, PBF Energy and its affiliates have entered into a rail operations services agreement with Savage Services Corporation (“Savage”), an unaffiliated third-party, to provide crude oil unloading and other operations services for the Delaware City refinery. Under the rail operations services agreement, Savage is responsible for providing the personnel necessary for the performance of our operations services. Savage is at all times considered an independent contractor and none of Savage’s employees or contractors are considered an employee, representative or agent of DCR or of us. The costs of Savage's services provided to us are passed through to us by PBF Holding and its subsidiaries.

ITEM 1A. RISK FACTORS
Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks were actually to occur, our business, financial condition, results of operations and our cash flows could be materially adversely affected. In that case, we might not be able to pay distributions on our common units or the trading price of our common units could decline.
Risks Related to Our Business
PBF Energy accounts for all of our revenues. Therefore, we are subject to its business risks. If PBF Energy changes its business strategy, fails to satisfy its obligations under our commercial agreements for any reason or significantly reduces the volumes throughput at our facilities, our revenues could decline, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
PBF Energy is our sole customer in our terminaling and storage segments. PBF Energy accounted for 100% of our revenues for the year ended December 31, 2014.  As we expect to continue to derive all of our revenues from PBF Energy for the foreseeable future, we are subject to the risk of nonpayment or nonperformance under our commercial agreements. If PBF Energy were to significantly decrease its use of our logistics assets, because of business or operational difficulties or strategic decisions by management, it is unlikely that we would be able to utilize any additional capacity as a result of this decreased use to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects PBF Energy’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are subject to the operational and business risks of PBF Energy, including:

•	supply, demand, prices and other market conditions for PBF Energy’s products, including volatility in commodity prices;

•	the effects of competition in PBF Energy’s markets;

•	changes in currency exchange rates, interest rates and capital costs;

•	adverse developments in PBF Energy’s relationship with both its key employees and unionized employees;

•	PBF Energy’s ability to operate its business efficiently, manage capital expenditures and costs (including general and administrative) effectively and generate earnings and cash flow;

•	PBF Energy’s substantial indebtedness and other contractual obligations and restrictive covenants related thereto that may adversely affect PBF Energy’s operational flexibility;

•
the risk of contract cancellation, non-renewal or failure to perform by PBF Energy’s suppliers, customers or other counterparties, and PBF Energy’s inability to replace such contracts and/or suppliers, customers or other counterparties;

•
termination of PBF Energy’s inventory intermediation and crude oil acquisition agreements could have a material adverse effect on its liquidity, as PBF Energy would be required to finance its refined products inventory covered by the agreements; additionally, PBF Energy is obligated to repurchase from the counterparty all volumes of products located at its Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;

•
PBF Energy’s obligations under its tax receivable agreement for certain tax benefits it may claim, and in particular that PBF Energy’s assumptions regarding such payments are subject to change due to various factors outside of its control;

•	PBF Energy’s expectations and timing with respect to its acquisition, capital improvements activity and turnaround projects;

•	disruptions due to equipment interruption or failure at PBF Energy’s facilities, or at third-party facilities on which PBF Energy’s business is dependent;

•
the price volatility of crude oil, other feedstocks, blendstocks, refined products and fuel and utility services in commodity prices and demand for PBF Energy’s refined products, and the availability and costs of crude oil and other refinery feedstocks;

•	fluctuations in crude oil differentials and any narrowing of these differentials;

•	concentration of PBF Energy’s earnings in operations at any of its refineries;

•
the impact of disruptions to crude oil or feedstock supply to any of PBF Energy’s refineries, including disruptions due to problems with third-party logistics infrastructure or operations, including pipeline and rail transportation;

•	the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail;

•	the effects of economic turmoil in the global financial system on PBF Energy’s business and the business of its suppliers, customers, business partners and lenders;

•	changes in the cost or availability of third-party logistics services;

•
state and federal environmental, economic, health and safety, energy and other policies and regulations, including any changes in those policies and regulations, and adverse impacts resulting from actions taken by environmental interest groups;

•
terrorist attacks, cyber-attacks, political instability, military strikes, sustained military campaigns, changes in foreign policy, threats of war, or actual war may negatively affect our and PBF Energy’s operations, financial condition, results of operations, cash flows, and our ability to make distributions to our unitholders;

•	environmental incidents and violations and related remediation costs, fines and other liabilities; and

•	changes in crude oil and refined product inventory levels and carrying costs.
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to holders of our common and subordinated units.
In order to pay the minimum quarterly distribution of $0.30 per unit, or $1.20 per unit on an annualized basis, we will require available cash of approximately $10.0 million per quarter, or $40.0 million per year, based on the number of common and subordinated units outstanding at December 31, 2014. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of crude oil throughputted;

•	our entitlement to payments associated with minimum volume commitments;

•	the fees we charge for the volumes throughputted;

•	the level of our operating, maintenance and general and administrative costs;

•	prevailing economic conditions; and

•	continued operation of our facilities.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level and timing of capital expenditures we make;

•
the amount of our operating expenses and general and administrative expenses, including reimbursements to our general partner and its affiliates, including PBF Energy, in respect of those expenses and payment of the administrative fees under the omnibus agreement and the operation and management services and secondment agreement for services provided to us by our general partner and its affiliates, including PBF Energy;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our Revolving Credit Facility and our three-year $300.0 million term loan facility (“Term Loan”) and other debt service requirements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.
We have limited operating history for certain of our assets and, accordingly, you will have a limited basis upon which to evaluate our ability to achieve our business objectives.
We have limited operating results to date. Construction of our DCR Rail Terminal was completed and the terminal began operating in February 2013. Construction on the DCR West Rack was completed and operations commenced in August 2014. At our Toledo Truck Terminal, one LACT unit commenced operations in December 2012 and two additional LACT units were made operational in May 2013. A fourth LACT unit, which had been owned and operated by PBF Energy’s vendor in connection with a crude oil supply agreement, was purchased in July 2013. Two additional LACT units were placed into service in June 2014. Since our terminaling assets have limited or no operating history, you will have a limited basis upon which to evaluate our ability to achieve our business objectives, which are to maintain stable cash flows and grow the quarterly distributions paid to our unitholders.
Each of our commercial agreements with PBF Energy and our operation and management services and secondment agreement with PBF Energy, contains provisions that allow our counterparty to such agreement to suspend, reduce or terminate its obligations under such agreement in certain circumstances, including events of force majeure, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
Each of our commercial agreements with PBF Energy and our Second A&R Services Agreement with PBF Energy provides that our counterparty to such agreement may suspend, reduce or terminate its obligations to us, including the requirement to pay the fees associated with the applicable minimum volume commitments, if certain events occur, including (i) a material breach of the agreement by us, (ii) PBF Energy deciding to permanently or indefinitely suspend crude oil refining operations at its Delaware City refinery, in the case of the DCR Terminaling Agreement and the West Ladder Rack Terminaling Services Agreement, or its Toledo refinery, in the case of the Toledo Terminaling Agreement and the Toledo Storage Facility Storage and Terminaling Services Agreement (after the second anniversary of the closing of the Offering) or (iii) the occurrence of certain force majeure events that would prevent us or PBF Energy from performing our or its obligations under the applicable agreement (in the case of PBF Energy, or with respect to the operation and management services and secondment agreement, us). In such circumstances, PBF Energy has the discretion to decide to suspend, reduce or terminate its obligations notwithstanding the fact that its decision may significantly and adversely affect us. For instance, under each of our commercial agreements with PBF Energy, if, at any time after the second anniversary of the closing of the Offering, PBF Energy decides to permanently or indefinitely suspend refining operations at the refinery served under the applicable agreement for a period that will continue for at least twelve consecutive months, then it may terminate the agreement on no less than twelve months’ prior written notice to us. Furthermore, under such agreements, PBF Energy has the right, commencing two years after the Offering, to suspend or reduce its obligations at the refinery served under the applicable agreement for the duration of a force majeure event affecting its assets with respect to any affected services, and may terminate the agreements with respect to such services if the force majeure event lasts in excess of twelve months. In addition, if the force majeure event occurs on our assets at any time, PBF Energy has the right to suspend or reduce its obligations for the duration of the force majeure event with respect to any affected services. As defined in our commercial agreements with PBF Energy, force majeure events include any acts or occurrences that prevent services from being performed either by us or PBF Energy under the applicable agreement, such as:

•	acts of God;

•	strikes, lockouts or other industrial disturbances;

•	acts of the public enemy, wars, terrorism, blockades, insurrections, riots or civil disturbances;

•	storms, floods or washouts; or other interruptions caused by acts of nature or the environment;

•	arrests or the order of any court or governmental authority claiming or having jurisdiction while the same is in force and effect;

•	civil disturbances, explosions, fires, breakage leaks, releases, accidents to machinery, vessels, storage tanks, lines of pipe, rail lines and equipment;

•	any inability to obtain or unavoidable delay in obtaining material or equipment;

•	any inability to receive crude oil because of a failure of third-party logistics systems; and

•	any other causes not reasonably within the control of the party claiming suspension and which by the exercise of commercially reasonable efforts such party is unable to prevent or overcome.
Accordingly, under our commercial agreements with PBF Energy there exists a broad range of events that could result in our no longer being able to utilize our facilities and PBF Energy no longer having an obligation to meet its minimum volume commitments or pay the full amount of fees or other amounts otherwise owing under these agreements. Furthermore, a single event relating to one of PBF Energy’s refineries could have such an impact on a number of our commercial agreements with PBF Energy. Any reduction, suspension or termination of any of our commercial agreements would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
If we are unable to renew or extend the various commercial agreements we have with PBF Energy, our ability to make distributions to our unitholders will be reduced.
The term of PBF Energy’s obligations under each of our commercial agreements range from approximately seven to ten years. If we are unable to renew or extend such commercial agreements and if we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders will be reduced.
A material decrease in the refining margins at PBF Energy’s refineries could materially reduce the volumes of crude oil that are throughputted, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
The volumes of crude oil that are throughputted depend substantially on PBF Energy’s refining margins and the differentials for crude oils that are throughputted at our facilities. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products. These prices are affected by numerous factors beyond our or PBF Energy’s control, including the global supply and demand for crude oil and gasoline and other refined products. Global economic weakness and high unemployment in the United States and/or globally could depress demand for refined products. The impact of low demand may be further compounded by excess global refining capacity and high inventory levels. Several refineries in North America and Europe have been temporarily or permanently shut down in response to falling demand and excess refining capacity in the past few years.
In addition to such market conditions, there are long-term factors that may impact the supply and demand of refined products in the United States, including:

•	changes in capacity and utilization rates of refineries worldwide;

•	increased fuel efficiency standards for vehicles, including greater acceptance of electric and alternative fuel vehicles;

•	development and marketing of alternative and competing fuels, such as ethanol and biodiesel;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to renewable fuel content;

•	potential and enacted climate change legislation;

•	the Environmental Protection Agency (EPA) regulation of greenhouse gas emissions under the Clean Air Act; and

•	other U.S. government regulations.
A significant portion of PBF Energy’s profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been less expensive than benchmark crude oils, such as the heavy, sour crude oils processed at the Delaware City and Paulsboro refineries and the WTI based crude oils processed at the Toledo refinery. These crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on PBF Energy’s earnings. PBF Energy’s rail investment and strategy to acquire cost advantaged Midcontinent and Canadian crude oil, which are priced based on WTI, could be adversely affected by changes in crude oil markets, including if the WTI-Brent differential narrows further from recent levels. For example, the WTI/WCS differential, a proxy for the difference between light U.S. and heavy Canadian crudes, has decreased from $24.62 per barrel in 2013 to $19.45 per barrel for the year ended December 31, 2014. The narrowing of this light-heavy differential may reduce PBF Energy’s refining margins and adversely affect its profitability and earnings. In addition, while PBF Energy’s Toledo refinery benefits from a widening of the Dated Brent/WTI differential, a narrowing of this differential may result in PBF Energy’s Toledo refinery losing a portion of its crude oil price advantage over certain of its competitors, which could negatively impact our profitability. Divergent views have been expressed as to the expected magnitude of changes to these crude oil differentials in future periods, including some analysts that currently expect the recent convergence of these crude oil differentials to persist in upcoming periods. Any further narrowing of these differentials could have a material adverse effect on PBF Energy’s and our business and profitability.
If the demand for refined products decreases significantly, if crude oil differentials for the crude run by PBF Energy narrow, or if there is a material increase in the price of crude oil supplied to PBF Energy’s refineries without an increase in the value of the refined products produced by those refineries, either temporary or permanent, which causes PBF Energy to reduce production of refined products at its refineries, there would likely be a reduction in the volumes of crude oil we handle for PBF Energy. Any such reduction could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
A material decrease in the supply of attractively priced crude oil could materially reduce the volumes of crude oil that are throughputted, which could materially adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
The volumes of crude oil that may be throughputted in excess of PBF Energy’s minimum volume commitments will depend on the volumes of crude oil purchased by PBF Energy and transported by rail or truck. This volume of crude oil purchased depends, in part, on the availability of attractively priced crude oil that can be transported to PBF Energy’s refineries by rail or truck.
In order to maintain or increase production levels at PBF Energy’s refineries, PBF Energy must continually contract for new crude oil supplies or consider connecting to alternative sources of crude oil. Adverse developments in major oil producing regions around the world could have a significantly greater impact on our financial condition, results of operations and cash flows because of our lack of industry and geographic diversity and substantial reliance on PBF Energy as a customer. Accordingly, in addition to risks related to accessing and transporting crude oil, we are disproportionately exposed to risks inherent in the broader oil and gas industry, including:

•	the volatility and uncertainty of regional pricing differentials for crude oil and refined products;

•	the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to agree to and maintain production controls;

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of crude oil and refined products in markets served by PBF Energy’s refineries.
If, as a result of any of these or other factors, the volumes of attractively priced crude oil available to PBF Energy’s refineries are materially reduced for a prolonged period of time, the volumes of crude oil that we handle, and the related fees for those services, could be materially reduced, which could materially adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders as well as the trading price of our common units.
Terrorist attacks, cyber-attacks, political instability, military strikes, sustained military campaigns, changes in foreign policy, threats of war, or actual war may negatively affect our and PBF Energy’s operations, financial condition, results of operations, cash flows, and our ability to make distributions to our unitholders.
Terrorist attacks in the U.S., as well as events occurring in response to or in connection with them, may adversely affect our and PBF Energy’s operations, financial condition, results of operations, cash flows, and our ability to make distributions to our unitholders. Energy related assets (that could include third-party pipelines and refineries, such as PBF Energy’s refineries on which we are substantially dependent, terminals and storage facilities such as ours) may be at greater risk of future terrorist attacks than other possible targets. A direct attack on our assets or assets used by us could have a material adverse effect on our operations, financial condition, results of operations, cash flows, and ability to make distributions to our unitholders. In addition, any terrorist attack could have an adverse impact on energy prices, including prices for PBF Energy’s crude oil and refined and other products. In addition, disruption or significant increases in energy prices could result in government imposed price controls. While we expect to maintain some insurance that provides coverage against terrorist attacks, such insurance has become increasingly expensive and difficult to obtain. As a result, insurance providers may not continue to offer this coverage to us on terms that we consider affordable, or at all.
We and PBF Energy are dependent on technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our respective businesses. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks, and other events. To the extent that these information systems are under our control, we and PBF Energy have implemented measures such as virus protection software, and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities.
Any political instability, military strikes, sustained military campaigns or changes in foreign policy in areas or regions of the world where we operate or where PBF Energy acquires crude oil and other raw materials or sells its refined petroleum products may affect our business in unpredictable ways, including forcing us to increase security measures and causing disruptions of supplies and distribution markets. We may also be subject to United States trade and economic sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to PBF Energy’s crude oil acquisition activities. Any act of war that results in damage to any of our logistics assets or PBF Energy’s refineries or third-party facilities upon which we or PBF Energy are dependent for our business operations could have a material adverse effect on our business, results of operations and financial condition.

We are substantially dependent on PBF Energy’s three refineries, particularly its Delaware City and Toledo refineries. PBF Energy’s recent historical earnings have been concentrated at its Toledo refinery and may continue to be concentrated at particular refineries in the future.
All of our revenues for the foreseeable future will be derived from operations supporting PBF Energy’s three refineries, particularly its Delaware City and Toledo refineries. PBF Energy’s three refineries have similar throughput capacity, however, favorable market conditions due to, among other things, geographic location, crude oil and refined product slates and customer demand may cause an individual refinery to contribute more significantly to its earnings than others for a period of time. For example, its Toledo refinery has produced a substantial portion of its earnings over the past few years. As a result, if there was a significant disruption to operations at this refinery, PBF Energy’s earnings could be materially adversely affected (to the extent not recoverable through insurance) disproportionately to Toledo’s portion of its consolidated throughput. The Toledo refinery, or one of its other refineries, may continue to disproportionately affect PBF Energy’s results of operations in the future. Any prolonged disruption to the operations of such refinery or its other refineries, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons or decrease in demand for refined products from PBF Energy’s refineries, could have a material adverse effect on PBF Energy’s business, financial condition or results of operations. If this occurs, our revenue would likely decline, and we may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution.
Our substantial dependence on PBF Energy's Delaware City and Toledo refineries as well as the lack of diversification of our assets and geographic locations could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
We currently rely exclusively on the revenues derived from operations supporting PBF Energy's Delaware City and Toledo refineries. Any event that renders either refinery temporarily or permanently unavailable or that temporarily or permanently reduces rates at either refinery could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
We rely on revenues generated from our terminaling and storage operations that are located in Toledo, Ohio, and Delaware City, Delaware. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of one or more commercial agreements in the impacted geographic area. In addition, during a refinery turnaround, we expect that PBF Energy may only satisfy its minimum volume commitments with respect to our assets that serve such refinery.
Our ability to expand may be limited if PBF Energy’s business does not grow as expected.
Part of our growth strategy depends on the growth of PBF Energy’s business. We believe our growth will be driven in part by identifying and executing organic expansion projects that will result in increased throughput volumes from PBF Energy and third parties. Our prospects for organic growth currently include projects that we expect PBF Energy to undertake, and that we expect to have an opportunity to purchase from PBF Energy. In addition, our organic growth opportunities will be limited if PBF Energy is unable to acquire new assets for which our execution of organic projects is needed. Additionally, if PBF Energy focuses on other growth areas or does not make capital expenditures to fund the organic growth of its logistics operations, we may not be able to fully execute our growth strategy.

We may not be able to significantly develop third-party revenue due to competition and other factors, which could limit our ability to grow and may extend our dependence on PBF Energy.
Our ability to develop third-party revenue is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when third-party customers require it.
In addition, our ability to obtain third-party customers will be partially dependent on our ability to make connections to third-party facilities and pipelines and we have no current plans to do so. If we do not or are unable to make connections to third-party facilities and pipelines, the throughput at our facilities may be limited to the demand from PBF Energy’s refineries. Furthermore, to the extent that we have capacity at our products terminals available for third-party volumes, competition from other existing or future products terminals owned by our competitors may limit our ability to utilize this available capacity.

We can provide no assurance that we will be able to attract material third-party revenues. Our efforts to establish our reputation and attract new unaffiliated customers may be adversely affected by our relationship with PBF Energy and our desire to provide services pursuant to fee-based contracts. Our potential third-party customers may prefer to obtain services under contracts through which we could be required to assume direct commodity exposure.
If we are unable to obtain needed capital or financing on satisfactory terms to fund expansions of our asset base, our ability to make quarterly cash distributions may be diminished or our financial leverage could increase. We do not have any commitment with any of our affiliates to provide direct or indirect financial assistance to us.
In order to expand our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions. We will be required to use cash from our operations or incur borrowings or sell additional common units or other limited partner interests in order to fund our expansion capital expenditures. Using cash from operations will reduce cash available for distribution to our common unitholders. Our ability to obtain financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering as well as the covenants in our debt agreements, general economic conditions and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining funds for expansion capital expenditures through equity or debt financing, the terms thereof could limit our ability to pay distributions to our common unitholders. Incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.
PBF Energy’s level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit ratings and profile. Our ability to obtain credit in the future and our future credit rating may also be affected by PBF Energy’s level of indebtedness.
PBF Energy has a significant amount of debt. As of December 31, 2014, PBF Energy had total debt of $1,260.3 million, all of which is secured. In addition to its outstanding debt, as of December 31, 2014, PBF Energy could have incurred an additional $1,004.7 million of senior secured indebtedness under its existing debt agreements. PBF Energy’s significant level of debt could increase its and our vulnerability to general adverse economic and industry conditions and require PBF Energy to dedicate a substantial portion of its cash flow from operations to service its debt and lease obligations, thereby reducing the availability of its cash flow to fund its growth strategy, including capital expenditures, acquisitions and other business opportunities. Furthermore, a higher level of indebtedness at PBF Energy increases the risk that it may default on its obligations, including under its commercial agreements with us. The covenants contained in the agreements governing PBF Energy’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, PBF Energy’s indebtedness requires that any transactions PBF Energy enters into with us must be on terms no less favorable to PBF Energy than those that could have been obtained with an unrelated person.
PBF Energy’s senior secured debt is rated BB- by Standard & Poor’s Rating Services. If we were to seek a credit rating in the future, our credit rating may be adversely affected by the leverage or any change in the credit rating of PBF Energy, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. may consider the leverage and credit profile of PBF Energy and its affiliates because of their ownership interest in and control of us and because PBF Energy accounts for all of our revenues. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make cash distributions to our unitholders.

In the event PBF Energy were to default under certain of its debt obligations, we could be materially adversely affected. We have no control over whether PBF Energy remains in compliance with the provisions of its debt obligations, except as such provisions may otherwise directly pertain to us. Further, any debt instruments that PBF Energy or any of its affiliates enter into in the future, including any amendments to existing credit facilities, may include additional or more restrictive limitations on PBF Energy that may impact our ability to conduct our business. These additional restrictions could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities.
PBF LLC has obligations to make tax distributions to the members of PBF LLC and these amounts could be material. PBF Energy has obligations to make certain payments under its tax receivable agreement to the members of PBF LLC other than PBF Energy, and the amounts PBF Energy has to pay could be significant and, in certain cases, may be accelerated and/or significantly exceed the actual benefits realized by PBF Energy.
PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, prorated in accordance with their respective percentage interests, subject to the terms and conditions of its limited liability company agreement. These amounts could be material to PBF LLC. PBF Energy is also party to a tax receivable agreement that provides for the payment from time to time by PBF Energy to the members of PBF LLC other than PBF Energy of 85% of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) the increases in tax basis resulting from its acquisitions of PBF LLC Series A Units, and (ii) certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The payments that PBF Energy may make under the tax receivable agreement will be substantial and there may be a material negative effect on PBF Energy’s liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the tax receivable agreement exceed the actual benefits it realizes in respect of the tax attributes subject to the tax receivable agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy, after it has paid its taxes and other obligations, to make payments under the tax receivable agreement. In addition, in certain cases, payments owed by PBF Energy under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits it realizes. PBF Energy's payment obligations under the tax receivable agreement are PBF Energy's obligation and not obligations of PBFX or any other subsidiary of PBF Energy. However, PBF Energy may not be able to finance its obligations under the tax receivable agreement and its existing indebtedness may limit its subsidiaries’ ability to make distributions to it to pay these obligations. These provisions could materially adversely affect PBF Energy.

Our logistics operations and PBF Energy’s refining operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our or PBF Energy’s facilities and liability for damages, particularly if not fully covered by insurance. If a significant accident or event occurs that results in business interruption or shutdown for which we are not adequately insured, our operations and financial results could be adversely affected.
Our logistics operations are subject to all of the risks and operational hazards inherent in receiving, handling and transferring crude oil and refined products, including:

•	damages to our facilities, related equipment and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•
the inability of third-party facilities on which our operations are dependent, including PBF Energy’s facilities, to complete capital projects and to restart timely refining operations following a suspension or shutdown;

•	mechanical or structural failures at our facilities or at third-party facilities on which our operations are dependent, including PBF Energy’s facilities;

•	curtailments of operations relative to severe seasonal weather;

•	inadvertent damage to our facilities from construction, farm and utility equipment; and

•	other hazards.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, PBF Energy’s refining operations, on which our operations are substantially dependent and over which we have no control, are subject to similar operational hazards and risks inherent in refining crude oil. A significant accident at our facilities or at PBF Energy’s facilities could result in serious injury or death to employees of PBF Energy or its affiliates or contractors, could expose us to significant liability for personal injury claims and reputational risk and could affect PBF Energy’s ability and/or requirement to satisfy the minimum volume commitments under our commercial agreements.
Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
We maintain insurance or are covered by insurance policies maintained by PBF Energy or its affiliates. These insurance policies provide limited coverage for some, but not all, of the potential risks and liabilities associated with our business. To the extent we are covered by insurance policies maintained by PBF Energy or its affiliates, our coverage is subject to the deductibles and limits under those policies and to the extent PBF Energy or its affiliates experience losses under these insurance policies, the limits of our coverage may be decreased. In addition, we are not insured against all potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We and PBF Energy may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our or PBF Energy’s insurance policies may increase substantially. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, coverage for hurricane damage can be limited, and coverage for terrorism risks can include broad exclusions. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.
The energy industry is highly capital intensive, and the entire or partial loss of individual facilities or multiple facilities can result in significant costs to both energy industry companies, such as us, and their insurance carriers. In recent years, several large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. As a result of large energy industry claims, insurance companies that have historically participated in underwriting energy-related facilities may discontinue that practice, may reduce the insurance capacity they are willing to offer or demand significantly higher premiums or deductible periods to cover these facilities. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at a reasonable cost.
Our insurance program may include a number of insurance carriers. Significant disruptions in financial markets could lead to a deterioration in the financial condition of many financial institutions, including insurance companies and, therefore, we may not be able to obtain the full amount of our insurance coverage for insured events.
The geographic concentration of PBF Energy’s East Coast refineries creates a significant exposure to the risks of the local economy and other local adverse conditions.
PBF Energy’s East Coast refineries are both located in the mid-Atlantic region and therefore are vulnerable to economic downturns in that region, as well as other factors, including adverse weather conditions. These refineries are located within a relatively limited geographic area and PBF Energy primarily markets its refined products in that area. As a result, we and PBF Energy are more susceptible to regional conditions than the operations of more geographically diversified competitors and any unforeseen events or circumstances that affect the area could also materially adversely affect our revenues and profitability. These factors include, among other things, changes in the economy, damages to infrastructure, weather conditions, demographics and population.
Restrictions in our Revolving Credit Facility and Term Loan could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders and the value of our units.
We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our Revolving Credit Facility and Term Loan and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders. The Revolving Credit facility limits our ability to, among other things:

•	incur or guarantee additional debt;

•	incur certain liens on assets;

•	dispose of assets;

•	make certain cash distributions or redeem or repurchase units;

•	change the nature of our business;

•	engage in certain mergers or acquisitions;

•	make certain investments and acquisitions; and

•	enter into non arms-length transactions with affiliates.
The Revolving Credit Facility contains covenants requiring us to maintain certain financial ratios. The provisions of our Revolving Credit Facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our Revolving Credit Facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest and other outstanding amounts, to be immediately due and payable. Such event of default would also permit our lenders to foreclose on our assets serving as collateral for our obligations under the Revolving Credit Facility. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. Our Revolving Credit Facility also has cross-default provisions that apply to our Term Loan and to any other material indebtedness we may have. Our Term Loan has cross default provisions that apply to our revolving credit facility and to any other material indebtedness we may have. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Credit Facilities.”
Our future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.
We have the ability to incur additional debt, including under our Revolving Credit Facility. Our level of debt could have important consequences to us, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our Revolving Credit Facility and Term Loan;

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.
Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms or at all. The amount of cash we have available for distribution to holders of our common and subordinated units depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.
The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses for financial accounting purposes, and we may not make cash distributions during periods when we record net income for financial accounting purposes.
Increases in interest rates could adversely impact the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.
Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.
Our right of first offer to acquire the right of first offer assets and certain assets that PBF Energy may acquire or construct in the future is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.
The Second A&R Omnibus Agreement provides us with a right of first offer for a period of 10 years after the closing of the Offering on certain of PBF Energy’s existing logistics assets and certain assets that it may acquire or construct in the future, subject to certain exceptions. The consummation and timing of any future acquisitions pursuant to this right will depend upon, among other things, PBF Energy’s willingness to offer subject assets for sale and obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and PBF Energy is under no obligation to accept any offer that we may choose to make. In addition, certain of the right of first offer assets may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, the Second A&R Omnibus Agreement and our right of first offer may be terminated by PBF Energy at any time in the event that PBF LLC or its affiliates no longer controls our general partner. Please read Item 1. “Business—Agreements with PBF Energy—Omnibus Agreement.”
Our purchase option under certain circumstances to acquire and our right to use certain of PBF Energy’s existing assets is subject to risks and uncertainty, and ultimately we may not acquire or have a right to use any of those assets.
Our commercial agreements provide us with options to purchase and use certain assets at PBF Energy’s Delaware City and Toledo refineries related to our business in the event PBF Energy shuts down either the Delaware City refinery in the case of the DCR Terminaling Agreement and the West Ladder Rack Terminaling Services Agreement, or the Toledo refinery, in the case of the Toledo Terminaling Agreement and the Toledo Storage Facility Storage and Terminaling Services Agreement. In the event PBF Energy shuts down either refinery and our option becomes exercisable, the consummation and timing of any future acquisitions pursuant to our purchase option will depend upon, among other things, our ability to obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to this purchase option. In addition, certain of the assets covered by this purchase option and our right of use may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise this purchase option if PBF Energy permanently shuts down the Delaware City refinery or the Toledo refinery, or to exercise our right of use if and when we have capacity in excess of PBF Energy’s throughput volumes, as applicable, and our decision to exercise any purchase options or right of use will not be subject to unitholder approval. Please read Item 1. “Business—Agreements with PBF Energy—Commercial Agreements.”
If we are unable to make acquisitions on economically acceptable terms from PBF Energy or third parties, our future growth would be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to make distributions to unitholders.
A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. If we are unable to make acquisitions from PBF Energy or third parties for any reason, including if we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms, we are outbid by competitors or we or the seller are unable to obtain any necessary consents, our future growth and ability to increase distributions to unitholders will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash flow. Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about revenues and costs, including synergies;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.
We may be unsuccessful in integrating the operations of the assets we have acquired or of any future acquisitions with our existing operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.
From time to time, we expect to evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions.
Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.
A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets. We have no material commitments for expansion or construction projects as of December 31, 2014. The construction of a pipeline or terminal or the expansion of our existing terminals involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these types of projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. Even if we receive such commitments, we may not realize an increase in revenue for an extended period of time. For instance, if we build a pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in production in a region or gain access to crude oil supplies at lower costs and such growth or access may not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.
We do not own all of the land on which our facilities are located, which could result in disruptions to our operations.
We do not own all of the land on which our facilities have been constructed, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way, if such rights-of-way lapse or terminate or if our facilities are not properly located within the boundaries of such rights-of-way. Although some of these rights are perpetual in nature, we occasionally obtain the rights to construct and operate our facilities on land owned by third parties and governmental agencies for a specific period of time. If we are unsuccessful in renegotiating rights-of-way, we may have to relocate our facilities.

A loss of rights-of-way or a relocation could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to make distributions to our unitholders.
Whether we have the power of eminent domain varies from state to state, depending upon the laws of the particular state. We must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court. Our inability to exercise the power of eminent domain could negatively affect our business if we were to lose the right to use or occupy the property on which our facilities are located.
We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.
Our industry is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, safety, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility and other requirements. These laws and regulations are enforced by federal agencies including the EPA, the Department of Transportation (“DOT”), OSHA, the Federal Railroad Administration (“FRA”), as well as numerous other state, local and federal agencies. Ongoing compliance with, or a violation of, these laws, regulations and other requirements could have a material adverse effect on our business, financial condition and results of operations.
We believe that our operations are in substantial compliance with applicable laws and regulations. However, these laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change and varying interpretation by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. Violation of environmental or other laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions and construction bans or delays.
Under various federal, state and local environmental requirements, as the owner or operator of terminals or other facilities, we may be liable for the costs of removal or remediation of contamination at or from our existing locations, whether we knew of, or were responsible for, the presence of such contamination. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, we may be liable for the costs of remediating third-party sites where hazardous substances from our operations have been transported for treatment or disposal, regardless of whether we own or operate that site. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not yet been discovered at our current or former locations or locations that we may acquire.
A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including the cost to recover the materials spilled, restore the affected natural resources, pay fines and penalties, and natural resource damages and claims made by employees, neighboring landowners, government authorities and other third parties, including for personal injury and property damage. We may experience future catastrophic sudden or gradual releases into the environment from our facilities or discover historical releases that were previously unidentified or not assessed. Although our inspection and testing programs are designed to prevent, detect and address any such releases promptly, the liabilities incurred due to any future releases into the environment from our assets, have the potential to substantially affect our business. Such events could also subject us to media and public scrutiny that could have a negative effect on our operations and also on the value of our common units.
The growth in production of crude oil from shale formations, which is expected to lead to increased crude oil production, may not continue at projected rates due to the uncertainty associated with legislative initiatives restricting such production and the economic viability of such formation.
Hydraulic fracturing generally involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. The proliferation of hydraulic fracturing has led to a marked growth in production of crude oil. However, various federal and state legislative and regulatory initiatives have been undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. In addition, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program and has begun the process of drafting guidance documents related to this assertion of regulatory authority. Further, some states and municipalities have adopted, and other states and municipalities are considering adopting, regulations that could prohibit hydraulic fracturing in certain areas or impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be.
Additional regulation at the federal, state or local level could result in corresponding delays, increased operating costs and process prohibitions for crude oil producers, and crude oil production may not continue to increase at projected rates. In addition, production from shale formations involves relatively higher operating costs and drops in crude oil prices can cause such formations to be uneconomical to produce. Because we generate a substantial part of our revenue by charging fees for receiving, handling and transferring crude oil, a reduction in crude oil production could reduce the volumes of crude oil that we handle and our fee revenue, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
Changes in laws or standards affecting the transportation of North American crude oil by rail could significantly reduce volumes throughput at our facilities, and as a result our revenues could decline, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
Investigations into past rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. The Secretary of Transportation issued an Emergency Restriction/Prohibition Order (the “Order”) that was later amended and restated on March 6, 2014 governing shipments of petroleum crude oil offered in transportation by rail. The Order requires shippers to properly test and classify petroleum crude oil and further requires shippers to treat Class 3 petroleum crude oil transported by rail in tank cars as a Packing Group I or II hazardous material only. To the extent that the Order is applicable, we believe our and PBF Energy’s operations already comply with it and that the Order will not have a material impact on our cash flows. Subsequently, on May 7, 2014, the DOT issued a Safety Advisory warning rail shippers and carriers against the use of older design “111” rail cars for shipments of crude oil from the Bakken region. We do not expect this Safety Advisory will affect our operations because all of the rail cars utilized by PBF Energy are the newer designed “111A” rail cars. Also on May 7, 2014, the DOT issued an order requiring rail carriers to provide certain notifications to State agencies along routes utilized by trains over a certain length carrying crude oil. The required notifications do not affect our unloading operations. In addition, in November 2014, the DOT issued a final rule regarding safety training standards under the Rail Safety Improvement Act of 2008. The rule required each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews. If further changes in law, regulations or industry standards occur that result in requirements to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to PBF Energy’s or subsequently to third party refineries, our revenues could decline, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
Our operations require numerous permits and authorizations under various laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have a negative effect on our business, results of operations and cash flows.
We may incur significant liability for costs and capital expenditures to comply with environmental and health and safety regulations, which are complex and change frequently.
Our operations are subject to federal, state and local laws regulating, among other things, the handling of petroleum, petroleum products and other regulated materials, the emission and discharge of materials into the environment, waste management, and remediation of discharges of petroleum and petroleum products, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment. Our operations are also subject to extensive laws and regulations relating to occupational health and safety.
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time.
Certain environmental laws impose strict, and in certain circumstances, joint and several, liability for costs of investigation and cleanup of such spills, discharges or releases on owners and operators of, as well as persons who arrange for treatment or disposal of regulated materials at contaminated sites. Under these laws, we may incur liability or be required to pay penalties for past contamination, and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future releases or spills, the failure of prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly-discovered information or conditions that may require a response could be significant, and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, PBF Energy's Delaware City refinery and our DCR Rail Terminal are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone Act and closely monitored by environmental interest groups. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively, the “Appellants”) regarding a permit DCR obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the “EAB”) and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State have filed cross-appeals. Briefs have been filed in this appeal and oral arguments were held in the first quarter of 2015. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs were submitted. Oral arguments on the appeals of the EAB's decision were heard at the same time as the appeal of the CZ Board decision. If the appellants in one or both of these matters ultimately prevail, our ability to conduct or expand our operations may be impaired, or PBF

Energy’s volumes may decline, any of which would have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating and capital costs and reduced demand for our products and the services we provide.
In December 2009, the EPA published its findings that emissions of greenhouse gases, or GHGs, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates GHG emissions from certain large stationary sources under the Clean Air Act Prevention of Significant Deterioration, or PSD, and Title V permitting programs. In addition, the EPA expanded its existing GHG emissions reporting rule to include onshore oil and natural gas processing, transmission, storage, and distribution activities, beginning in 2012 for emissions occurring in 2011. Congress has also from time to time considered legislation to reduce emissions of GHGs. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions may require us to incur increased operating costs and decrease the overall volume of crude oil or petroleum products being sold. Such decreases could have a material adverse effect on our business, financial condition and results of operations. Further, any increase in the prices of refined products resulting from GHG legislation could have a material adverse effect on our business, financial condition or results of operations. Moreover, GHG regulation could also impact the consumption of refined products, thereby affecting the demand for our services.
In 2010, the EPA and the National Highway Transportation Safety Administration, or NHTSA, finalized new standards, raising the required Corporate Average Fuel Economy, or CAFE, standard of the nation’s passenger fleet by 40% to approximately 35 miles per gallon by 2016 and imposing the first-ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. In August 2012, the EPA and NHTSA announced final regulations that mandated further decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 miles per gallon by 2025. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at PBF Energy’s refineries, which could adversely impact our business, results of operations and cash flows.
Our business may suffer if any of our or PBF Energy’s senior executives or other key employees discontinues employment with us or PBF Energy. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain labor productivity.
Our future success depends to a large extent on the services of our senior executives and other key employees and the same is true of PBF Energy and its senior executives and key employees. Our business depends on our continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including engineering, accounting, business operations, finance and other key back-office and mid-office personnel, or those of PBF Energy that we rely upon. Furthermore, our operations require skilled and experienced employees with proficiency in multiple tasks. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resigns or becomes unable to continue in his or her present role and is not adequately replaced, either by us or PBF Energy, our business operations could be materially adversely affected.
A portion of PBF Energy’s workforce is unionized, and we may face labor disruptions that would interfere with our operations.
As of December 31, 2014, PBF Energy's Delaware City and Toledo refineries had hourly employees which are covered by a collective bargaining agreement through the United Steel Workers (USW). While the contracts at these sites were scheduled to expire in February 2015, PBF Energy successfully negotiated early settlements at both locations through February 2018. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers (IOW) and while this contract was scheduled to expire in March 2015, PBF Energy also negotiated an early settlement with the IOW to expire in March 2018. Future negotiations after 2018 may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at our facilities.
Our operations could be disrupted if our or PBF Energy’s information systems fail, causing increased expenses and loss of sales.
Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including such systems of PBF Energy that we utilize pursuant to the omnibus agreement. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system were to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be adversely affected . The systems could be damaged or interrupted by a security breach, fire, flood, power loss, telecommunications failure or similar event. A formal disaster recovery plan is in place, but this plan may not prevent delays or other complications that could arise from an information systems failure. Further, our business interruption insurance may not compensate us adequately for losses that may occur.
PBF Energy’s operating results may be seasonal. PBF Energy depends on favorable weather conditions in the spring and summer months.
Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. Crude oil pricing and differentials may also be seasonal. As a result, the operating results in the refining sector, which is PBF Energy’s sector, can fluctuate seasonally. Unfavorable weather conditions during the spring and summer months and a resulting lack of the expected seasonal upswings in traffic and sales could adversely affect PBF Energy’s business, financial condition and results of operations, which may adversely affect our business, financial conditions and results of operations.
Derivatives laws and regulations could have an adverse effect on our ability to use derivatives contracts to reduce the effect of commodity price, interest rate and other risks associated with our business.
Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, established federal oversight and regulation of the over the-counter derivatives market and entities that participate in that market. Pursuant to such provisions of the Dodd-Frank Act, and regulations adopted or to be adopted by the Commodity Futures Trading Commission, or the CFTC, among other things, certain classes of swaps are and other classes of swaps may become subject to mandatory clearing and trade execution requirements. We would have to clear any derivative contracts within such a class that we enter if we do not qualify for and elect an exception to those requirements as to such derivative contracts and would have to provide collateral with respect to the cleared derivatives contracts to which we are a party. The CFTC must adopt and has proposed rules that set position limits for certain futures, futures equivalent and option contracts relating to certain physical commodities, including certain types of crude oil and natural gas, other than bona fide hedge positions. The legislation and other rules now proposed for adoption may also require us to comply with margin requirements with respect to any uncleared swaps we enter into, although the rules as currently proposed exempt non-financial end users of swaps from such margin requirements. The legislation may require some counterparties to our derivatives contracts to transfer or assign some of their derivatives contracts to a separate entity, which may not be as creditworthy as the current counterparty. The provisions of Dodd-Frank and the regulations adopted thereunder could significantly increase the cost of derivatives contracts (including through requirements to post collateral), materially alter the terms of derivatives contracts, and reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure any derivatives contracts, adversely affect our ability to execute any hedging strategies, and increase our exposure to less creditworthy counterparties. If we limit our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on us, our financial condition, our results of operations and liquidity.
Elimination of certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development could negatively impact crude oil production levels, which could materially reduce the volumes of crude oil that are throughputted and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
The Fiscal Year 2016 Budget proposed by the President recommends the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies, and from time to time legislation has been introduced in Congress which would implement many of these proposals. The proposed changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. We cannot predict whether these or similar changes will be enacted and, if enacted, when any such changes would become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could raise the cost of energy production and reduce oil and gas exploration and production activities. Because we generate revenue primarily by charging fees for receiving, handling and transferring crude oil, a reduction in crude oil production activities could reduce the volumes of crude oil that we handle and our fee revenue, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Risks Inherent in an Investment in Us
Our general partner and its affiliates, including PBF Energy, have conflicts of interest with us and limited fiduciary duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.
PBF Energy owns and controls our general partner and appoints all of the officers and directors of our general partner. All of the initial officers and a majority of the initial directors of our general partner are also officers of PBF Energy. Although our general partner has a duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to PBF Energy. Conflicts of interest will arise between PBF Energy and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of PBF Energy over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•
Neither our partnership agreement nor any other agreement requires PBF Energy to pursue a business strategy that favors us or utilizes our assets, including whether to increase or decrease refinery production, whether to shut down or reconfigure a refinery or what markets to pursue or grow. The directors and officers of PBF Energy have a fiduciary duty to make these decisions in the best interests of the stockholders of PBF Energy, which may be contrary to our interests. PBF Energy may choose to shift the focus of its investment and growth to areas not served by our assets.

•
PBF Energy, as our sole customer, has an economic incentive to cause us not to seek higher service fees, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s-length, third-party transactions.

•	Our general partner is allowed to take into account the interests of parties other than us, such as PBF Energy, in resolving conflicts of interest.

•
All of the initial officers and a majority of the initial directors of our general partner are also officers of PBF Energy and will owe fiduciary duties to it. These officers will devote significant time to the business of PBF Energy and will be compensated by it accordingly.

•	PBF Energy may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests.

•
Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty.

•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.

•	Disputes may arise under our commercial agreements with PBF Energy.

•
Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership units and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash available for distribution to our unitholders.

•
Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion or investment capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and the ability of the subordinated units to convert to common units. In addition, the inability of PBF Energy to suspend or reduce its obligations under its commercial agreements with us or to claim a force majeure event increases the likelihood of the conversion of the subordinated units.

•	Our general partner determines which costs incurred by it are reimbursable by us.

•
Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period.

•
Our partnership agreement permits us to classify up to $20.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to PBF LLC as the holder of all of our subordinated units and the IDRs.

•
Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.

•	Our general partner intends to limit its liability regarding our contractual and other obligations.

•	PBF Energy and its controlled affiliates may exercise their right to call and purchase all of the common units not owned by them if they own more than 80% of the common units.

•
Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including PBF Energy’s obligations under the omnibus agreement and its commercial agreements with us.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

•
Our general partner may elect to cause us to issue common units to PBF Energy in connection with a resetting of the target distribution levels related to our IDRs without the approval of the conflicts committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

PBF Energy may compete with us.
PBF Energy may compete with us. Under the Second A&R Omnibus Agreement, PBF Energy and its affiliates agree not to engage in, whether by acquisition or otherwise, the business of owning or operating any crude oil or refined products pipelines, terminals or storage facilities in the United States that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by PBF Energy. This restriction, however, does not apply to:

•	any assets owned by PBF Energy at the closing of the Offering (including replacements or expansions of those assets);

•	any assets acquired or constructed by PBF Energy that are within, substantially dedicated to, or an integral part of any refinery owned, acquired or constructed by PBF Energy;

•	any asset or business that PBF Energy acquires or constructs that has a fair market value of less than $25 million;

•
any asset or business that PBF Energy acquires or constructs that has a fair market value of $25 million or more if the Partnership has been offered the opportunity and has elected not to purchase such asset, group of assets or business;

•
any logistics asset that PBF Energy acquires or constructs that has a fair market value of $25 million or more but comprises less than half of the fair market value (as determined in good faith by PBF Energy) of the total asset package acquired or constructed by PBF Energy;

•	the purchase and ownership of a non-controlling interest in any publicly traded entity; and

•	the ownership of the equity interests in us, our general partner and our affiliates.
 As a result, PBF Energy has the ability to construct assets which directly compete with our assets. The limitations on the ability of PBF Energy to compete with us are terminable by either party if PBF Energy ceases to control our general partner.
Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including PBF Energy and its executive officers and directors. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.
If you are not an Eligible Holder, your common units may be subject to redemption.
We have adopted certain requirements regarding those investors who may own our common and subordinated units. Eligible Holders are limited partners whose (a) federal income tax status is not reasonably likely to have a material adverse effect on the rates that can be charged by us on assets that are subject to regulation by the Federal Energy Regulation Commission or an analogous regulatory body and (b) nationality, citizenship or other related status would not create a substantial risk of cancellation or forfeiture of any property in which we have an interest, in each case as determined by our general partner with the advice of counsel. If you are not an Eligible Holder, in certain circumstances as set forth in our partnership agreement, your units may be redeemed by us at the then current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.
It is our policy to distribute a significant portion of our cash available for distribution to our partners, which could limit our ability to grow and make acquisitions.
We distribute most of our cash available for distribution, which may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to our common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.
Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and there is no guarantee that we will pay the minimum quarterly distribution, or any distribution, in any quarter.
The market price of our common units may fluctuate significantly, which could cause the value of your investment to decline.
The market price of our common units may decline and will likely continue to be influenced by many factors, some of which are beyond our control, including:

•	the level of our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions, including interest rates and governmental policies impacting interest rates;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units.
These and other factors may cause the market price of our units to decrease significantly, which in turn would adversely affect the value of your investment.
In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could significantly harm our profitability and reputation.
Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.
Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replace those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in our partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its other affiliates;

•	whether to exercise its limited call right;

•	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner; and

•	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

Our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•
whenever our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the board of directors of our general partner and any committee thereof (including the conflicts committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was in the best interests of our partnership, and, except as specifically provided by our partnership agreement, will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;

•
our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
our general partner will not be in breach of its obligations under our partnership agreement (including any duties to us or our unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:

-	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

-	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;

-	determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

-
determined by the board of directors of our general partner to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner or the conflicts committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth subbullets above, then it will be presumed that, in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

The administrative services fee and reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce our cash available for distribution to our common unitholders. The amount and timing of such reimbursements will be determined by our general partner.
Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including PBF Energy, for costs and expenses they incur and payments they make on our behalf. Prior to making distributions, we will pay our general partner and its affiliates an annual fee for the provision of centralized administrative services and employees and reimburse our general partner and its affiliates for direct or allocated costs and expenses incurred on our behalf pursuant to the Second A&R Omnibus Agreement, which we currently estimate will total approximately $4.2 million annually. In addition, prior to making distributions, we will pay an annual fee of $4.4 million to PBF Energy for the provision of certain utilities and other infrastructure-related services with respect to our business pursuant to the Second A&R Services Agreement. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.
Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. Rather, the board of directors of our general partner will be appointed by PBF Energy. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.
Even if holders of our common units are dissatisfied, they cannot currently remove our general partner without its consent.
Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates, including PBF Energy, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. PBF Energy currently indirectly own 52.1% of our outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of unitholder dissatisfaction with the performance of our general partner in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.
Unitholders’ voting rights are further restricted by a provision of our partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Our general partner interest or the control of our general partner may be transferred to a third-party without unitholder consent.
Our general partner may transfer its general partner interest to a third-party in a merger or in a sale of all or substantially all of any assets it may own without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of PBF Energy to transfer its membership interest in our general partner to a third-party. The new members of our general partner would then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers.
The incentive distribution rights held by PBF LLC may be transferred without unitholder consent.
PBF LLC may transfer all or part of its incentive distribution rights, including to a third-party, at any time without the consent of our unitholders. If PBF LLC transfers its incentive distribution rights to a third-party but retains its ownership interest in our general partner, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if PBF LLC had retained ownership of the incentive distribution rights. For example, a transfer of incentive distribution rights by PBF LLC to an unaffiliated third-party could reduce the likelihood of PBF LLC, accepting offers made by us relating to assets owned by it or its subsidiaries, as PBF LLC would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.
We may issue additional units without unitholder approval, which would dilute unitholder interests.
Our partnership agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common units that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•
because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•
because the amount payable to holders of IDRs is based on a percentage of the total cash available for distribution, the distributions to holders of IDRs will increase even if the per unit distribution on common units remains the same;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

PBF Energy may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
PBF Energy holds 1,284,524 common units and 15,886,553 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. In addition, we have agreed to provide PBF Energy with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our general partner intends to limit its liability regarding our obligations.
Our general partner intends to limit its liability under contractual arrangements so that the counterparties to such arrangements have recourse only against our assets and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement permits our general partner to limit its liability, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.
PBF Energy has a limited call right that may require you to sell your units at an undesirable time or price.
If at any time PBF Energy and its controlled affiliates own more than 80% of our common units, PBF Energy will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. PBF Energy owns approximately 7.5% of our outstanding common units and at the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), PBF Energy will own approximately 52.1% of our outstanding common units.
PBF Energy, or any transferee holding a majority of the incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the minimum quarterly distribution and the target distribution levels related to the incentive distribution rights, without the approval of the conflicts committee of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.
The holder or holders of a majority of the incentive distribution rights, which are currently all held by PBF LLC, have the right, at any time when there are no subordinated units outstanding and such holders have received incentive distributions at the highest level to which they are entitled (50.0%) for each of the prior four consecutive fiscal quarters (and the amount of each such distribution did not exceed adjusted operating surplus for each such quarter), to reset the minimum quarterly distribution and the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be reset to an amount equal to the average cash distribution per unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. PBF LLC has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights shall have the same rights as PBF LLC with respect to resetting target distributions.

In the event of a reset of the minimum quarterly distribution and the target distribution levels, the holders of the incentive distribution rights will be entitled to receive, in the aggregate, the number of common units equal to that number of common units which would have entitled the holders to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions on the incentive distribution rights in the prior two quarters. We anticipate that PBF LLC would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not otherwise be sufficiently accretive to cash distributions per common unit. It is possible, however, that PBF LLC or a transferee could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may therefore desire to be issued common units rather than retain the right to receive incentive distribution payments based on target distribution levels that are less certain to be achieved in the then-current business environment. This risk could be elevated if our incentive distribution rights have been transferred to a third-party. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued common units to PBF LLC in connection with resetting the target distribution levels.

Your liability may not be limited if a court finds that unitholder action constitutes control of our business.
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in and outside of Delaware. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•
your right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.
Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable both for the obligations of the transferor to make contributions to the partnership that were known to the transferee at the time of transfer and for those obligations that were unknown if the liabilities could have been determined from our partnership agreement. Neither liabilities to partners on account of their partnership interest nor liabilities that are non-recourse to the partnership are counted for purposes of determining whether a distribution is permitted.
The NYSE does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.
We currently list our common units on the NYSE, under the symbol “PBFX”. Because we are a publicly traded limited partnership, the NYSE does not require us to have, and we do not intend to have, a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.
We incur costs as a result of being a publicly traded partnership.
As a public traded partnership, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and requirements of the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public traded partnerships. In addition, sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and other public company expenses.

Pursuant to the Jumpstart Our Business Startups Act of 2012, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an emerging growth company.
In general, public companies required to disclose changes made in our internal control over financial reporting on a quarterly basis, and we to assess the effectiveness of their system of internal control over financial reporting on an annual basis. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and reduced disclosure obligations regarding executive compensation in our periodic reports. We will remain an emerging growth company for up to five years. Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principals (“GAAP”), but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404. For example, Section 404 will require us, among other things, to annually review and report on the effectiveness of our internal control over financial reporting. We must comply with Section 404 (except for the requirement for an auditor’s attestation report) beginning with our current fiscal year ending December 31, 2015. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Even if we conclude that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to the operating effectiveness of our internal controls or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.
Given the difficulties inherent in the design and operation of internal controls over financial reporting, in addition to our limited accounting personnel and management resources, we can provide no assurance as to our, or our independent registered public accounting firms, future conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Any failure to implement and maintain effective internal controls over financial reporting will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.
We may take advantage of these exemptions until we are no longer an “emerging growth company.” We cannot predict if investors will find our units less attractive because we will rely on these exemptions. If some investors find our units less attractive as a result, there may be a less active trading market for our units and our trading price may be more volatile.
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, treats us as a corporation for U.S. federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.
The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for U.S. federal income tax purposes.
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a partnership for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would likely be liable for state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because taxes would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of the units.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced and the value of our common units could be negatively impacted.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the Obama Administration and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. One such Obama Administration budget proposal for fiscal year 2016 would, if enacted, tax publicly traded partnerships with “fossil fuels” activities as corporations for U.S. federal income tax purposes beginning in 2021. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS were to contest the U.S. federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.
The IRS may adopt positions that differ from the positions that we take, even positions taken with the advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.
Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.
You will be required to pay U.S. federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax due from you with respect to that income.

Tax gain or loss on the disposition of our units could be more or less than expected.
If you sell your units, you will recognize gain or loss equal to the difference, if any, between the amount realized and your adjusted tax basis in those units. Because distributions in excess of your allocable share of our net taxable income decrease your adjusted tax basis in your units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your adjusted tax basis therein, even if the price you receive is less than your original cost. Furthermore, a substantial portion of any amount realized, whether or not representing a gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation and depletion recapture. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if you sell your common units, you may incur a tax liability in excess of the amount of cash you receive from the sale.
Tax-exempt entities and non-U.S. persons owning our units face unique tax issues that may result in substantially adverse tax consequences to them.
Investment in our units by tax-exempt entities, such as individual retirement accounts (known as “IRAs”) and non-U.S. persons, raises tax issues unique to them. For example, virtually all of our income allocated to entities exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them, despite their exempt status. Allocations and/or distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons and each non-U.S. person will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.
We will treat each purchaser of our units as having the same tax benefits without regard to the units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.
Because we cannot match transferors and transferees of units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of units and could have a negative impact on the value of our units or result in audit adjustments to your tax returns.
We will prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We will prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly-traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations will not be effective until they are issued in their final form; and the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates ourselves using a methodology based on the market value of our common units as a means to determine the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of us as a partnership for U.S. federal income tax purposes.
We will be considered to have “constructively” terminated as a partnership for U.S. federal income tax purposes upon the sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of measuring whether the 50% threshold is reached, multiple sales of the same unit are counted only once. PBF LLC owns more than 50% or more of the total interests in our capital and profits. Therefore, a transfer of all or a portion of its interests in us could result in a termination of our partnership for federal income tax purposes. Further, PBF LLC is also a partnership for federal income tax purposes and a constructive termination of it would be considered an exchange of its entire interest in us. Therefore, a constructive termination of PBF LLC could also result in a termination of our partnership for federal income tax purposes. Our constructive termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year an could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in such unitholder’s taxable income for the year of termination. Our termination would not affect our classification as a partnership for U.S. federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

You will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where you do not live as a result of investing in our units.
In addition to U.S. federal income taxes, you will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We may own property or conduct business in other states in the future. It is your responsibility to file all U.S. federal, state and local tax returns.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
See “Item 1. Business.”

ITEM 3.  LEGAL PROCEEDINGS
Although the Partnership may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows. We are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UNIT PRICE AND CASH DISTRIBUTIONS
On May 8, 2014, our common units began trading on the NYSE under the symbol “PBFX.” On May 14, 2013, we completed the Offering of 15,812,500 common units to the public at a price of $23.00 per unit, which included a 2,062,500 common unit over-allotment option that was fully exercised by the underwriters. Prior to the Offering, there was no public market for our stock. There was one holder of record of our 15,812,500 outstanding common units held by the public, including common units held in street name as of February 25, 2015. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 25, 2015, PBF Energy owned 1,284,524 of our common units and 15,886,553 of our subordinated units, which together constitutes a 52.1% ownership interest in us.
The following table reflects intraday high and low sales prices per common unit and cash distributions declared to unitholders for each quarter starting May 8, 2014, the date on which our common units began trading on the NYSE:

	Common Unit Price		Quarterly Cash Distribution Per Unit*
	High	Low
2014:
Second Quarter ended June 30, 2014	$29.70	$26.50	$0.16
Third Quarter ended September 30, 2014	$27.91	$21.12	$0.30
Fourth Quarter ended December 31, 2014	$26.06	$18.50	$0.30

*Represents cash distribution attributable to the quarter and declared and paid on or about the last day of each of February, May, August and November, pursuant to our partnership agreement. The quarterly cash distribution per unit for the second quarter of 2014 was pro-rated for the period from May 14, 2014 through June 30, 2014.

Distributions of Available Cash
General
Our partnership agreement requires that, on or about the last day of each of February, May, August and November, beginning June 30, 2014, we distribute all of our available cash to unitholders of record on the applicable record date.
Definition of Available Cash
Available cash generally means, for any quarter, all cash on hand at the end of that quarter:

•	less, the amount of cash reserves established by our general partner to:

◦	provide for the proper conduct of our business (including cash reserves for our future capital expenditures and anticipated future debt service requirements subsequent to that quarter);

◦	comply with applicable law, any of our debt instruments or other agreements; or

◦
provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

•
plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

The purpose and effect of the last bullet point above is to allow our general partner, if it so decides, to use cash from working capital borrowings made after the end of the quarter but on or before the date of determination of available cash for that quarter to pay distributions to unitholders. Under our partnership agreement, working capital borrowings are generally borrowings that are made under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to unitholders, and with the intent of the borrower to repay such borrowings within twelve months with funds other than from additional working capital borrowings.
Intent to Distribute the Minimum Quarterly Distribution
We intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of at least $0.30 per unit, or $1.20 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, we have no obligation to, and there is no guarantee that we will pay the minimum quarterly distribution or any amount on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.
General Partner Interest
Our general partner owns a noneconomic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may in the future own common units or other equity securities in us and will be entitled to receive distributions on any such interests.

Incentive Distribution Rights
PBF LLC currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to PBF on its partner interest. The maximum distribution of 50.0% does not include any distributions that PBF LLC may receive on common units or subordinated units that it owns.

Percentage Allocations of Available Cash from Operating Surplus
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and PBF LLC (in its capacity as the holder of the IDRs) based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of PBF LLC and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for PBFX's unitholders and PBF LLC for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for PBF LLC assume that there are no arrearages on common units and that PBF LLC continues to own all of the IDRs.

	Total Quarterly Distribution per Unit Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	PBF LLC (as holder of Incentive Distribution Rights)
Minimum Quarterly Distribution	up to $0.300	100.0%	—
First Target Distribution	above $0.300 up to $0.345	100.0%	—
Second Target Distribution	above $0.345 up to $0.375	85.0%	15.0%
Third Target Distribution	above $0.375 up to $0.450	75.0%	25.0%
Thereafter	above $0.450	50.0%	50.0%
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. We make cash distributions subsequent to quarter end once the quarterly results are known.
Subordination Period
General
Our partnership agreement provides that, during the subordination period (which we describe below), the common units will have the right to receive distributions from operating surplus each quarter in an amount equal to $0.300 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be sufficient cash from operating surplus to pay the minimum quarterly distribution on the common units.
Determination of Subordination Period
PBF Energy owns all of our subordinated units. Except as described below, the subordination period began on the closing date of the Offering and will expire on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending March 31, 2017, if each of the following has occurred:

•
distributions from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the “adjusted operating surplus” (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distribution on all of the outstanding common and subordinated units during those periods on a fully diluted weighted average basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

Early Termination of Subordination Period
Notwithstanding the foregoing, the subordination period will automatically terminate, and all of the subordinated units will convert into common units on a one-for-one basis, on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending March 31, 2015, if each of the following has occurred:

•
distributions from operating surplus exceeded $1.80 per unit (150.0% of the annualized minimum quarterly distribution) on all outstanding common units and subordinated units, plus the related distributions on the incentive distribution rights for a four-quarter period immediately preceding that date;

•
the “adjusted operating surplus” (as defined in our partnership agreement) generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of $1.80 per unit (150.0% of the annualized minimum quarterly distribution) on all of the outstanding common and subordinated units during that period on a fully diluted weighted average basis, plus the related distribution on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distributions on the common units.
In addition to the tests outlined above, the subordination period will end only in the event that our conflicts committee, or the board of directors of our general partner based on the recommendation of our conflicts committee, reasonably expects to satisfy the tests set forth under the first and second bullet points above for the succeeding four-quarter period without treating as earned any shortfall payments that would be paid under our existing commercial agreements with PBF Energy (or similar fees to be paid by PBF Energy under future contracts) expected to be received during such period.
Expiration Upon Removal of the General Partner
In addition, if the unitholders remove our general partner other than for cause:

•
the subordinated units held by any person will immediately and automatically convert into common units on a one-for-one basis, provided (1) neither such person nor any of its affiliates voted any of its units in favor of the removal and (2) such person is not an affiliate of the successor general partner; and

•	if all of the subordinated units convert pursuant to the foregoing, all cumulative common unit arrearages on the common units will be extinguished and the subordination period will end.
Expiration of the Subordination Period
When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions.

UNREGISTERED SALE OF EQUITY SECURITIES
As described elsewhere in this Form 10-K and in the Partnership’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 2, 2014 and December 16, 2014, the Partnership issued an aggregate of 1,210,471 common units to PBF LLC, as part of the consideration for the acquisition of the DCR West Rack on September 30, 2014 and the Toledo Storage Facility on December 11, 2014. The issuance of common units was completed in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2), as a transaction by an issuer not involving a public offering. See Note 4 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for more information.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data as of and for each of the three years in the period ended December 31, 2014, which is derived from the combined financial results of our Predecessor for periods presented through May 13, 2014, and the consolidated financial results of PBFX for the period beginning May 14, 2014, the date PBFX commenced operations. Our Predecessor includes the financial results of the initial assets acquired from PBF Energy and its subsidiaries during the Offering through May 14, 2014. In addition, all financial information has been retrospectively adjusted for subsequent transactions as noted below.
During 2014, PBFX acquired from PBF LLC the DCR West Rack and the Toledo Storage Facility, which were transfers between entities under common control. Accordingly, the financial information of our Predecessor and PBFX contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from PBF prior to the effective date of each acquisition for all periods presented.
Our Predecessor generally recognized only the costs and did not record revenue for transactions with PBF Energy prior to the Offering and Acquisitions from PBF. Affiliate revenues have been recorded for all of our assets subsequent to the commencement of the commercial agreements with PBF Energy upon completion of the Offering and Acquisitions from PBF. As a result, the information included in the following tables is not necessarily comparable on a year-over-year basis. See “Factors Affecting the Comparability of Our Financial Results” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 56 for further information and our consolidated financial statements and the related notes thereto, included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2014 (a)	2013	2012
		Predecessor	Predecessor
	(Dollars in thousands, except units and per unit amounts)
Statement of operations data:
Total Revenues (b)	$49,830	$—	$—
Net Income (Loss)	13,292	(18,301)	(9,167)
Loss attributable to Predecessor	(16,672)	(18,301)	(9,167)
Limited partners' interest in net income attributable to the Partnership	$29,964	$—	$—

Net income per limited partner unit (c):
Common units - basic	$0.94	N/A	N/A
Common units - diluted	$0.94	N/A	N/A
Subordinated units - basic and diluted	$0.93	N/A	N/A

Weighted-average limited partner units outstanding (c):
Common units - public (basic)	15,812,500	N/A	N/A
Common units - public (diluted)	15,814,525	N/A	N/A
Common units - PBF (basic and diluted)	355,302	N/A	N/A
Subordinated units - PBF (basic and diluted)	15,886,553	N/A	N/A
Cash distribution per unit	$0.79	N/A	N/A

Balance Sheet Data (at period end):
Total assets	$393,951	$85,626	$23,557
Debt	510,000	—	—

Cash Flows From (Used In):
Operating activities	$7,568	$(15,935)	$(8,223)
Investing activities	(282,144)	(46,247)	(24,377)
Financing activities	288,741	62,182	32,600
Increase in cash and cash equivalents	$14,165	$—	$—

Capital expenditures (d):
Expansion	$43,520	$44,343	$22,783
Maintenance	3,695	1,904	1,594
Total Capital Expenditures	$47,215	$46,247	$24,377
____________________

(a)
The information presented includes the results of operations of our Predecessor for periods presented through May 13, 2014 and of PBFX for the period beginning May 14, 2014, the date PBFX commenced operations.

(b)
Our Predecessor did not record revenue for transactions with PBF Energy for the initial assets prior to the Offering on May 14, 2014 or for the DCR West Rack and Toledo Storage Facility acquired in the Acquisitions from PBF prior to the effective date of each acquisition.

(c)	Information is not applicable for the periods prior to the Offering.

(d)	Maintenance capital expenditures include expenditures required to maintain equipment, ensure the reliability, integrity and safety of our tankage and pipelines and address environmental regulations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information presented in this Form 10-K contains the audited combined financial results of our Predecessor, for periods presented through May 13, 2014. The financial information for our Predecessor includes the financial results of the initial assets acquired from PBF Energy at the closing of the Offering. The audited consolidated financial results for the years ended December 31, 2014 also include the results of operations for PBFX for the period beginning May 14, 2014, the date PBFX commenced operations.
The Acquisitions from PBF were transfers between entities under common control. Accordingly, the financial information of our Predecessor and PBFX contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from PBF prior to the effective date of each acquisition for all periods presented.
Our Predecessor generally recognized only the costs and did not record revenue for transactions with PBF Energy prior to the Offering and the Acquisitions from PBF. Affiliate revenues have been recorded for all of our assets in the Terminaling and Storage segments subsequent to the commencement of the commercial agreements with PBF Energy upon completion of the Offering and Acquisitions from PBF. See “Item 6. Selected Financial Data” and “Factors Affecting the Comparability of Our Financial Results” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 56 for further information. See “—Overview” for further information regarding the Acquisitions from PBF.
The following information concerning our results of operations and financial condition should be read in conjunction with “Items 1. 1A. and 2. Business, Risk Factors, and Properties,” “Item 6. Selected Financial Data,” and “Item 8. “Financial Statements and Supplementary Data,” respectively, included in this Form 10-K.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations“ and elsewhere in this Form 10-K. All forward-looking information in this Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

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

•	our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty;

•	holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors;

•	our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity level taxation by individual states;

•	changes at any time (including on a retroactive basis) in the tax treatment of publicly traded partnerships or an investment in our common units;

•	our unitholders will be required to pay taxes on their share of our taxable income even if they do not receive any cash distributions from us;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Form 10-K.
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-K may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
Our forward-looking statements speak only as of the date of this Form 10-K or as of the date which they are made. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

Overview
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. On May 14, 2014, PBFX completed the Offering of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and as of December 31, 2014 owned 89.9% of the total economic interest in PBF LLC. Upon completion of the Offering, PBF LLC held a 50.2% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 49.8% limited partner interest held by public unitholders.
On September 16, 2014, the Partnership entered into the Contribution Agreement II with PBF LLC to acquire the DCR West Rack, a heavy crude oil unloading facility at the Delaware City refinery with total throughput capacity of at least 40,000 bpd. The transaction closed on September 30, 2014. Also, on December 2, 2014, the Partnership entered into the Contribution Agreement III with PBF LLC to acquire the Toledo Storage Facility, including a propane storage and loading facility. The transaction closed on December 11, 2014.

The financial results presented and related discussion and analysis include the consolidated financial position, results of operations and cash flow information of our Predecessor.
Our Predecessor did not historically operate their assets for the purpose of generating revenues independent of other PBF Energy businesses that we support. Upon closing of the Offering and the Acquisitions from PBF, we entered into fee based commercial and service agreements with subsidiaries of PBF Energy under which we operate the Contributed Assets for the purpose of generating fee based revenues. We receive, handle and transfer crude oil from sources located throughout the United States and Canada and store crude oil, refined products, and intermediates for PBF Energy in support of its three refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. The Contributed Assets consist of the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack and the Toledo Storage Facility, which are integral components of the crude oil delivery and storage operations at all three of PBF Energy’s refineries.
Business Strategies
We continue to focus on the following strategic areas:

•
Generate Stable, Fee-Based Cash Flow. We intend to generate stable revenues by providing traditional logistics services to PBF Energy and third-parties pursuant to long-term, fee-based contracts. In any new service contracts we may enter into, we will endeavor to negotiate minimum volume commitments similar to those included under our current commercial agreements with PBF Energy.

•
Grow Through Acquisitions. We plan to pursue strategic acquisitions of assets from PBF Energy as well as third parties. We believe PBF will offer us opportunities to purchase additional transportation and midstream assets that it may acquire or develop in the future or that it currently owns. We also may have opportunities to pursue the acquisition or development of additional assets jointly with PBF Energy.

•
Seek to Optimize Our Existing Assets and Pursue Third-Party Volumes. We intend to enhance the profitability of our existing assets by increasing throughput volumes from PBF Energy, attracting third-party volumes, improving operating efficiencies and managing costs.

•
Maintain Safe, Reliable and Efficient Operations. We are committed to maintaining and improving the safety, reliability, environmental compliance and efficiency of our operations. We seek to improve operating performance through our commitment to our preventive maintenance program and to employee training and development programs. We will continue to emphasize safety in all aspects of our operations.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our segment performance. These metrics are significant factors in assessing our operating results and profitability and include but are not limited to volumes, including terminal and storage volumes; operating and maintenance expenses; and EBITDA and distributable cash flow. We define EBITDA and distributable cash flow below.
Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil that is throughputted at our terminaling operations and operable shell capacity at our storage facility. The throughput volumes are primarily affected by the supply of and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Shell capacity is mainly impacted by scheduled and unplanned maintenance at our Toledo Storage Facility. Although PBF Energy has committed to minimum volumes under certain commercial agreements described above, our results of operations will be impacted by:

•	PBF Energy’s utilization of our assets in excess of its minimum volume commitments;

•	our ability to identify and execute accretive acquisitions and organic expansion projects, and capture PBF Energy’s incremental volumes or third-party volumes; and

•	our ability to increase throughput volumes at our facilities and provide additional ancillary services at those terminals.

Operating and Maintenance Expenses. Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses, outside contractor expenses, utility costs, insurance premiums, repairs and maintenance expenses and related property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes and shell capacity but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We will continue to manage our maintenance expenditures on our terminals and tank farm by scheduling maintenance overtime to avoid significant variability in our maintenance expenditures and to minimize their impact on our cash flow.
EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense. We define distributable cash flow as EBITDA plus non-cash unit-based compensation expense, less net cash paid for interest, maintenance capital expenditures and income taxes, to analyze our performance. Distributable cash flow does not reflect changes in working capital balances. Distributable cash flow and EBITDA are not presentations made in accordance with GAAP.
EBITDA and distributable cash flow are not measures prescribed by GAAP (“non-GAAP”) but are supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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
We believe that the presentation of EBITDA provides useful information to investors in assessing our financial condition and results of operations. We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance and provides investors with an enhanced perspective of the operating performance of our assets and the cash our business is generating. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. EBITDA is reconciled to net income (loss) in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.” As our Predecessor did not have distributable cash flows, a reconciliation to its most directly comparable GAAP financial measure has not been provided.

Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences in the way our Predecessor historically reported revenues for services provided to PBF Energy and the way we record revenues subsequent to the closing of the Offering and effective date of the Acquisitions from PBF. Our assets have historically been a part of the integrated operations of PBF Energy, and the operation of our assets did not generate third-party or inter-entity revenue. Following the closing of the Offering and the Acquisitions from PBF, revenues are generated from the commercial agreements that we entered into with PBF Holding under which we receive revenues for logistics services. These contracts contain minimum volume commitments, shell capacity commitments and fees that are indexed for inflation. We expect to generate incremental revenue from volumes in excess of minimum volume committed under our commercial agreements with PBF Holding and its subsidiaries.
General and Administrative Expenses. Historically, our general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by PBF Energy for general corporate services, such as treasury, accounting and legal services. These expenses were allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Following the closing of the Offering and the Acquisitions from PBF, PBF Energy charges us an annual fee of $2.7 million for the provision of various centralized administrative services. Additionally, we reimburse our general partner and its affiliates, including subsidiaries of PBF Energy, for the salaries and benefits costs of employees who devote more than 50% of their time to us, which we currently estimate will be approximately $1.5 million annually. We also expect to incur $4.5 million of incremental annual general and administrative expense as a result of being a publicly traded partnership. For more information about such fees and services, please read “Item 1. Business - Agreements with PBF Energy - Omnibus Agreement.”
Financing. We have made, and intend to make, cash distributions to our unitholders at a minimum distribution rate of $0.30 per unit per quarter ($1.20 per unit on an annualized basis). As a result, we expect to fund future capital expenditures primarily from the sale of U.S. Treasury or other investment grade securities used as collateral to secure obligations under our Term Loan, external sources including borrowings under our Revolving Credit Facility, and issuances of equity and debt securities. In connection with the closing of the Offering, we entered into the Revolving Credit Facility and the Term Loan. In connection with the Acquisitions from PBF and additional capital spending, we amended and restated the terms of our Revolving Credit Facility to increase the maximum availability under the facility from $275.0 million to $325.0 million. At December 31, 2014, we had $275.1 million outstanding under the Revolving Credit Facility and $234.9 million outstanding under the Term Loan.

Other Factors That Will Significantly Affect Our Results
Supply and Demand for Crude Oil and Refined Products. We generate revenue by charging fees for receiving, handling and transferring crude oil and storing and processing crude oil and refined products. All of our revenues are derived from fee-based commercial agreements with subsidiaries of PBF Energy with initial terms of seven to ten years, which enhances the stability of our cash flows. The volume of crude oil that are throughputted depends substantially on PBF Energy’s refining margins. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products.
Factors driving the prices of petroleum based commodities include supply and demand for crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Please read “Item 1A. Risk Factors” in this Form 10-K.
Acquisition Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under the Second A&R Omnibus Agreement, subject to certain exceptions, we have a right of first offer on certain logistics assets retained by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Energy’s Delaware City and Toledo refineries related to our business in the event PBF Energy permanently shuts down either the Delaware City refinery or the Toledo refinery. In addition, our commercial agreements provide us with the right to use certain assets at PBF Energy’s Delaware City or Toledo refineries in the event of a temporary shutdown. In addition, we may pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.
Third-Party Business. As of December 31, 2014, PBF Holding accounts for all of our revenues. We are examining further diversification of our customer base by potentially developing third-party throughput volumes at our existing assets and expanding our asset portfolio to service third-party customers. Unless we are successful in attracting third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying combined financial statements for the period prior to May 14, 2014, represent our Predecessor's results of operations, while the consolidated financial statements for the period subsequent to May 14, 2014, represent the results of operations for the Partnership. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Combined Overview. The following tables and discussion are a summary of our results of operations for the years ended December 31, 2014, 2013 and 2012 including a reconciliation of EBITDA to net income (loss) and net cash provided by (used in) operating activities and distributable cash flow to net income:

	Year ended December 31,
	2014 (a)	2013	2012
		Predecessor	Predecessor
	(In thousands)

Revenue from affiliates	$49,830	$—	$—

Operating costs and expenses:
Operating and maintenance expenses	22,364	13,911	7,558
General and administrative expenses	7,766	2,024	665
Depreciation and amortization	3,731	2,366	944
Total costs and expenses	33,861	18,301	9,167
Income (loss) from operations	15,969	(18,301)	(9,167)
Other income (expense):
Interest expense, net	(2,312)	—	—
Amortization of loan fees	(365)	—	—
Net income (loss)	13,292	$(18,301)	$(9,167)
Less: Net loss attributable to Predecessor	(16,672)
Limited partners' interest in net income attributable to the Partnership	$29,964

Other Data:
EBITDA	$19,700	$(15,935)	$(8,223)
Distributable cash flow	32,801	N/A	N/A
Capital expenditures	47,215	46,247	24,377

____________

(a)
The information presented includes the results of operations of our PBF MLP Predecessor for periods presented through May 13, 2014 and of PBFX for the period beginning May 14, 2014, the date PBFX commenced operations. The information also includes the results of operations of the DCR West Rack and the Toledo Storage Facility for periods presented through the effective date of each acquisition. PBFX includes the DCR West Rack and the Toledo Storage Facility for the period subsequent to the acquisitions. Prior to the the Offering and Acquisitions from PBF, revenues were not recorded for terminaling.

Reconciliation of Non-GAAP Financial Measures. As described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Operations,” our management uses EBITDA and distributable cash flow to analyze our performance. The following table presents a reconciliation of net income (loss) to EBITDA and distributable cash flow, the most directly comparable GAAP financial measure on a historical basis, for the periods indicated.

	Year ended December 31,
	2014	2013	2012
		Predecessor	Predecessor
	(In thousands)

Net income (loss)	$13,292	$(18,301)	$(9,167)
Interest expense, net	2,312	—	—
Amortization of loan fees	365	—	—
Depreciation and amortization	3,731	2,366	944
EBITDA	19,700	$(15,935)	$(8,223)
Less: Predecessor EBITDA loss	(14,327)
EBITDA attributable to PBFX	34,027
Add: Non-cash unit-based compensation expense	1,086
Less: Interest expense, net	(2,312)
Less: Maintenance capital expenditures	—
Distributable cash flow	$32,801
The following table presents a reconciliation of net cash provided by (used in) operating activities to EBITDA and distributable cash flow, for the periods indicated.

	Year ended December 31,
	2014	2013	2012
		Predecessor	Predecessor
	(In thousands)

Net cash provided by (used in) operating activities:	$7,568	$(15,935)	$(8,223)
Change in current assets and liabilities	10,906	—	—
Interest expense, net	2,312	—	—
Non-cash unit-based compensation expense	(1,086)	—	—
EBITDA	19,700	$(15,935)	$(8,223)
Less: Predecessor EBITDA loss	(14,327)
EBITDA attributable to PBFX	34,027
Add: Non-cash unit-based compensation expense	1,086
Less: Interest expense, net	(2,312)
Less: Maintenance capital expenditures	—
Distributable cash flow	$32,801

The following table is a summary of our results of operations for the year ended December 31, 2014, disaggregated to present the results of operations of the Partnership and our Predecessor:

	Year Ended December 31, 2014
	PBF Logistics LP	Predecessor	Consolidated Results
	(In thousands)

Revenue from affiliates	$49,830	$—	$49,830

Operating costs and expenses:
Operating and maintenance expenses	9,418	12,946	22,364
General and administrative expenses	6,385	1,381	7,766
Depreciation and amortization	1,386	2,345	3,731
Total costs and expenses	17,189	16,672	33,861
Income (loss) from operations	32,641	(16,672)	15,969
Other income (expense):
Interest expense, net	(2,312)	—	(2,312)
Amortization of loan fees	(365)	—	(365)
Net income (loss)	$29,964	$(16,672)	$13,292

Reconciliation of EBITDA to net income (loss):
Net income (loss)	$29,964	$(16,672)	$13,292
Interest expense, net	2,312	—	2,312
Amortization of loan fees	365	—	365
Depreciation and amortization	1,386	2,345	3,731
EBITDA	34,027	(14,327)	19,700
Less: Predecessor EBITDA loss	—	(14,327)	(14,327)
EBITDA attributable to limited partners	34,027	—	34,027
Add: Non-cash unit-based compensation expense	1,086	—	1,086
Less: Interest expense, net	(2,312)	—	(2,312)
Less: Maintenance capital expenditures	—	—	—
Distributable cash flow	$32,801	$—	$32,801

Reconciliation of distributable cash flow to net income (loss):
Net cash provided by (used in) operating activities:	$25,118	$(17,550)	$7,568
Change in current assets and liabilities	7,683	3,223	10,906
Interest expense, net	2,312	—	2,312
Non-cash unit-based compensation expense	(1,086)	—	(1,086)
EBITDA	34,027	(14,327)	19,700
Less: Predecessor EBITDA loss	—	(14,327)	(14,327)
EBITDA attributable to PBFX	34,027	—	34,027
Add: Non-cash unit-based compensation expense	1,086	—	1,086
Less: Interest expense, net	(2,312)	—	(2,312)
Less: Maintenance capital expenditures	—	—	—
Distributable cash flow	$32,801	$—	$32,801

Summary. Our net income for the year ended December 31, 2014 increased $31.6 million to $13.3 million from a net loss of $18.3 million for the year ended December 31, 2013. The increase in net income was primarily due to the following:

•	an increase in revenues of $49.8 million to $49.8 million attributable to the effect of the new commercial agreements with PBF Energy;

•	partially offset by the following:

◦	an increase in operating and maintenance expenses of $8.5 million, or 60.8%, mainly related to higher repairs and maintenance and contract labor expenses;

◦
an increase in general and administrative expenses of $5.7 million, or 283.7%, as a result of increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership and expenses associated with PBFX unit-based compensation;

◦
an increase in interest expense, net and other financing costs of $2.3 million which was attributable to the interest costs associated with the Term Loan and Revolving Credit Facility, partially offset by interest income associated with our marketable securities; and

◦	an increase in amortization of loan fees of $0.4 million due to the amortization of capitalized debt issuance costs associated with the Term Loan and Revolving Credit Facility.

Our net loss for the year ended December 31, 2013 increased $9.1 million, or 99.6%, to $18.3 million from a net loss of $9.2 million for the year ended December 31, 2012. The increase in net loss was primarily due to the following:

•
an increase in operating and maintenance expenses of $6.4 million, or 84.1%, attributable to operating costs associated with the DCR Rail Terminal which commenced operations in February 2013, as well as two additional LACT units being placed in service in May 2013;

•	an increase in general and administrative expenses of $1.4 million, or 204.4%, attributable to corporate administrative costs associated with the DCR Rail Terminal and additional LACT units; and

•	an increase in depreciation and amortization expenses of $1.4 million, or 150.6%, related to the new assets being placed in service in 2013.

Operating Segments
We review operating results in two reportable segments: (i) Terminaling and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net sales less operating expenses and depreciation and amortization. General and administrative expenses not included in the Terminaling and Storage segments are included in Corporate. Segment reporting is more fully discussed in Note 12 to our accompanying consolidated financial statements.

Terminaling Segment
The following table and discussion is an explanation of our results of operations of the Terminaling segment for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014 (a)	2013	2012
		Predecessor	Predecessor
	(In thousands, except per barrel amounts)

Revenue from affiliates	$48,632	$—	$—

Operating costs and expenses:
Operating and maintenance expenses	15,005	7,267	1,209
Depreciation and amortization	1,952	1,034	—
Total costs and expenses	16,957	8,301	1,209
Terminaling Segment Operating Income (Loss)	$31,675	$(8,301)	$(1,209)
____________

(a)
The information presented includes the results of operations of PBF MLP Predecessor for periods presented through May 13, 2014 and of PBFX for the period beginning May 14, 2014, the date PBFX commenced operations. The information also includes the results of operations of the DCR West Rack and the terminaling assets of the Toledo Storage Facility for periods presented through the effective date of each acquisition. PBFX includes the DCR West Rack and terminaling segment of the Toledo Storage Facility for the period subsequent to the acquisitions. Prior to the the Offering and Acquisitions from PBF revenues were not recorded for terminaling.

	Year ended December 31,
	2014	2013	2012
		Predecessor	Predecessor
	(In thousands)
Key Operating Information:
Throughput (barrels per day ("bpd"))
Delaware City Rail Terminal	74.4	N/A	N/A
DCR West Rack	51.2	N/A	N/A
Toledo Truck Terminal	9.2	N/A	N/A
Toledo Propane Loading Facility	3.9	N/A	N/A
Total throughput
Delaware City Rail Terminal	17,265.8	N/A	N/A
DCR West Rack	4,708.9	N/A	N/A
Toledo Truck Terminal	2,131	N/A	N/A
Toledo Propane Loading Facility	78.4	N/A	N/A
Total	24,184.1	N/A	N/A

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following discussion of results for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflects the combined results of our Predecessor and PBFX. As such, the year ended December 31, 2013 includes the historical results of our Predecessor. The year ended December 31, 2014 includes the historical results of our Predecessor and of PBFX. The Partnership's future results of operations may not be comparable to our Predecessor's historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results.”
Revenue. Prior to the Offering and the Acquisitions from PBF, our assets were a part of the integrated operations of PBF Energy, and our Predecessor generally recognized only the costs and did not record revenue associated with the terminaling services provided to PBF Energy on an intercompany basis. Following the closing of the Offering and the Acquisitions from PBF, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately $7.7 million, or 106.5%, to approximately $15.0 million for the year ended December 31, 2014 compared to approximately $7.3 million for the year ended December 31, 2013. The increase in operating and maintenance expenses was primarily attributable to $5.2 million in outside services and $1.8 million in materials and operating supplies associated with the DCR West Rack assets which were placed in service in August 2014. The remaining increase was primarily attributable to increased insurance premiums of approximately $0.7 million. The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our proportionate share of PBF Holding's employee time and headcount. The allocation of employee costs was based on each employee's compensation plus associated employee benefits. Employee benefits include an allocation of PBF Holding's pension benefits and equity-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased by approximately $0.9 million, or 88.8%, to $2.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in depreciation and amortization expense was primarily attributable to $0.6 million of additional depreciation associated with the DCR West Rack assets which were placed in service in August 2014. The remaining increase in depreciation and amortization was due to the DCR Rail Terminal being in operation for the entire period in 2014, compared to only ten months of the corresponding period in 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following discussion of results for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflects the combined results of our Predecessor. As such, the years ended December 31, 2013 and 2012 include the historical results of our Predecessor. The Partnership's future results of operations may not be comparable to our Predecessor's historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results.”
Revenue. Prior to the Offering and the Acquisitions from PBF, our assets were a part of the integrated operations of PBF Energy, and our Predecessor generally recognized only the costs and did not record revenue associated with the terminaling services provided to PBF Energy on an intercompany basis.
Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately  $6.1 million, or 501.1%, to approximately $7.3 million for the year ended December 31, 2013 compared to approximately $1.2 million for the year ended December 31, 2012. The increase in operating and maintenance expenses was primarily attributable to $5.4 million in outside services and $0.4 million in materials and operating supplies associated with the DCR Rail Terminal assets which were placed in service in February 2013. The remaining increase in cost is associated with the additional LACT units which commenced operations in May 2013. The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our allocation of PBF Holding's employee time and headcount. The allocation of employee costs was based on each employee's compensation plus associated employee benefits. Employee benefits include an allocation of PBF Holding's pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense was $1.0 million for the year ended December 31, 2013. We did not have any depreciation or amortization expense for the year ended December 31, 2012. The increase in depreciation and amortization expense was attributable to the DCR Rail Terminal assets being placed in service in February 2013. The remaining increase in depreciation and amortization was due to two additional LACT units commencing operations in May 2013.
Storage Segment
The following table and discussion is an explanation of our results of operations of the Storage segment for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014 (a)	2013	2012
		Predecessor	Predecessor
	(In thousands, except per barrel amounts)

Revenue from affiliates	$1,198	$—	$—

Operating costs and expenses:
Operating and maintenance expenses	7,359	6,644	6,349
Depreciation and amortization	1,779	1,332	944
Total costs and expenses	9,138	7,976	7,293
Storage Segment Operating Income (Loss)	$(7,940)	$(7,976)	$(7,293)

VOLUMES
Storage capacity reserved (shell capacity barrels)	3,713,052	N/A	N/A
____________

(a)
The information presented includes the results of operations of the storage assets of the Toledo Storage Facility for periods presented through December 11, 2014 and of PBFX for the period beginning December 12, 2014, the date PBFX commenced operations of the Toledo Storage Facility. Prior to the acquisition of the Toledo Storage Facility revenues were not recorded for storage.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following discussion of results for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflects the combined results of our Predecessor and PBFX. As such, the year ended December 31, 2013 includes the historical results of our Predecessor. The year ended December 31, 2014 includes the historical results of our Predecessor and of PBFX. The Partnership's future results of operations may not be comparable to our Predecessor's historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results.”
Revenue. Prior to the Offering and the Acquisitions from PBF, our assets were a part of the integrated operations of PBF Energy, and our Predecessor generally recognized only the costs and did not record revenue associated with the storage services provided to PBF Energy on an intercompany basis. Following the closing of the Offering and the Acquisitions from PBF, our revenues were generated from commercial agreements with PBF Energy.

Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately $0.7 million, or 10.8%, to approximately $7.4 million for the year ended December 31, 2014 compared to approximately $6.6 million for the year ended December 31, 2013. The increase in operating and maintenance expenses was primarily attributable to $0.6 million in maintenance labor and materials associated with the new 0.5 million barrel crude storage tank which was placed into service in October 2014. The remaining increase was primarily attributable to increased insurance premiums of approximately $0.1 million. The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our allocation of PBF Holding's employee time and headcount. The allocation of employee costs was based on each employee's compensation plus associated employee benefits. Employee benefits include our share of PBF Holding's pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased by approximately $0.4 million, or 33.6%, to approximately $1.8 million for the year ended December 31, 2014 compared to approximately $1.3 million for the year ended December 31, 2013. The increase in depreciation and amortization expense was primarily attributable to $0.3 million of additional depreciation associated with the new crude tank which was placed into service in October 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following discussion of results for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflects the combined results of our Predecessor. As such, the years ended December 31, 2013 and 2012 include the historical results of our Predecessor. The Partnership's future results of operations may not be comparable to our Predecessor's historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results.”
Revenue. Prior to the Offering and the Acquisitions from PBF, our assets were a part of the integrated operations of PBF Energy, and our Predecessor generally recognized only the costs and did not record revenue associated with the storage services provided to PBF Energy on an intercompany basis.
Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately $0.3 million, or 4.6%, to approximately $6.6 million for the year ended December 31, 2013 compared to approximately $6.3 million for the year ended December 31, 2012. The increase in operating and maintenance expenses was primarily attributable to an increase of $0.3 million in tank maintenance expenses at the storage facility. The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our allocation of PBF Holding's employee time and headcount. The allocation of employee costs was based on each employee's compensation plus associated employee benefits. Employee benefits include our allocation of PBF Holding's pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased by approximately  $0.4 million, or 41.1%, to approximately $1.3 million for the year ended December 31, 2013 compared to approximately $0.9 million for the year ended December 31, 2012. The increase in depreciation and amortization expense was primarily attributable to $0.3 million of additional depreciation associated with maintenance capital expenditures on tank farm assets during 2013.

Liquidity and Capital Resources
Historically, our sources of liquidity primarily consisted of funding from PBF Energy. Our cash receipts were deposited in PBF Energy’s bank accounts and all cash disbursements were made from these accounts. Thus, historically our Predecessor's financial statements have reflected no cash balances. Following the Offering, we have separate bank accounts, but PBF Energy provides treasury services on the general partner’s behalf under our Second A&R Omnibus Agreement. Following completion of the Offering and the Acquisitions from PBF, PBF Energy retained the working capital of our Predecessor, as these balances represented assets and liabilities related to our Predecessor's assets prior to the closing of the Offering and Acquisitions from PBF.

We received proceeds (after deducting underwriting discounts and structuring fees but before offering expenses) from the Offering of approximately $341.0 million. We used the net proceeds from the Offering (i) to distribute approximately $35.0 million to PBF LLC to reimburse it for certain capital expenditures incurred prior to the closing of the Offering with respect to assets contributed to us and to reimburse us for offering expenses it incurred on behalf of the Partnership; (ii) to pay debt issuance costs of approximately $2.3 million related to our Revolving Credit Facility and Term Loan; (iii) to purchase $298.7 million in U.S. Treasury securities which are being used as collateral to secure our obligations under the Term Loan and which have been, and will continue to be, used by us in the future to fund anticipated capital expenditures; and (iv) to retain approximately $5.0 million for general partnership purposes. We also borrowed $298.7 million at the closing of the Offering under the Term Loan and distributed the proceeds of such borrowings to PBF LLC.
In connection with the Acquisitions from PBF, the Partnership acquired assets for total consideration paid to PBF LLC of $300.0 million, consisting of $270.0 million of cash and $30.0 million of Partnership common units, or an aggregate 1,210,471 common units. The cash consideration was funded by proceeds from the sale of $60.0 million in marketable securities and $210.0 million in borrowings under the Revolving Credit Facility. We borrowed an additional $60.0 million under the Revolving Credit Facility to repay $60.0 million outstanding under the Term Loan in order to release the $60.0 million in marketable securities that had collateralized the Term Loan. At December 31, 2014, PBFX had $275.1 million outstanding under the Revolving Credit Facility and $234.9 million outstanding under the Term Loan.
In addition to the retention of proceeds from our commercial and service agreements with PBF Holding, we expect our ongoing sources of liquidity to include cash generated from operations, the liquidation of U.S. Treasury and other investment grade securities that are pledged under our Term Loan, borrowings under our Revolving Credit Facility, and the issuance of additional debt and equity securities as appropriate given market conditions. We have sold, and intend to continue to sell, our U.S. Treasury or other investment grade securities over time to fund our capital expenditures. Immediately prior to selling such securities, we expect to continue to repay an equal amount of borrowings under our Term Loan with borrowings under our Revolving Credit Facility. As a result, our U.S. Treasury and other investment grade securities, coupled with the availability under our Revolving Credit Facility, initially provide us with the ability to fund capital expenditures without increasing the net amount of our outstanding borrowings. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and distributions on our units, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness.
We have paid, and intend to pay at least the minimum quarterly distribution of $0.30  per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to $10.0 million per quarter and $40.0 million per year based on the number of common and subordinated units outstanding as of December 31, 2014. We adjusted the amount of our distribution for the period May 14, 2014 through June 30, 2014 based on the number of days in the period divided by 90. We do not have a legal or contractual obligation to pay these distributions.
Credit Facilities
Concurrent with the closing of the Offering, we entered into the Revolving Credit Facility and the Term Loan, each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The Revolving Credit Facility was increased from $275.0 million to $325.0 million in December 2014.
The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We also have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $275.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and a $25.0 million sublimit for swingline loans. Obligations under the credit facility and certain cash management and hedging obligations designated by us are guaranteed by our restricted subsidiaries, and are secured by a first priority lien on our assets (including our equity interests in Delaware City Terminaling) and those of our restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon our Consolidated Total Leverage Ratio (as defined in the Revolving Credit Facility).
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
Additionally, the Partnership is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as the Partnership obtains an investment grade credit rating, Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Facility), of at least 2.50 to 1.00, (b) Consolidated Total Leverage Ratio of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) the Partnership has issued at least $100.0 million of unsecured notes and (ii) in addition (and without prejudice) to clause (i), upon the consummation of a material permitted acquisition (as defined in the Revolving Credit Facility) and for two-hundred seventy days immediately thereafter (an “Increase Period”), if elected by the Partnership by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level (the “Step-Up”) provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up)) and (c) after the Partnership has issued at least $100.0 million of unsecured notes, Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement) of not greater than 3.50 to 1.00. The Revolving Credit Facility generally prohibits the Partnership from making cash distributions (subject to certain exceptions) except so long as no default or event of default exists or would be caused thereby, and only to the extent permitted by our partnership agreement, the Partnership may make cash distributions to unitholders up to the amount of the Partnership’s available cash (as defined in our partnership agreement). We are in compliance with our debt covenants as of December 31, 2014.
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

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by (used in) operating activities	$7,568	$(15,935)	$(8,223)
Net cash used in investing activities	(282,144)	(46,247)	(24,377)
Net cash provided by financing activities	288,741	62,182	32,600
Net change in cash and cash equivalents	$14,165	$—	$—
Cash Flows from Operating Activities
Cash flows provided by operating activities increased $23.5 million to approximately $7.6 million for the year ended December 31, 2014 compared to net cash used in operating activities of approximately $15.9 million for the year ended December 31, 2013. The increase in net cash provided by operating activities was primarily the result of net income of approximately $13.3 million recognized during the year ended December 31, 2014, compared to a net loss of approximately $18.3 million for the year ended December 31, 2013. Our operating cash flows for the year ended December 31, 2014 also included non-cash charges relating to depreciation and amortization of $3.7 million, amortization of loan fees of $0.4 million and unit-based compensation of $1.1 million, partially offset by net changes in working capital of $10.9 million primarily driven by the timing of collection of accounts receivables. Our operating cash flows for the year ended December 31, 2013 included non-cash charges relating to depreciation and amortization of $2.4 million.
Cash flows used in operating activities increased $7.7 million to approximately $15.9 million for the year ended December 31, 2013 compared to net cash used in operating activities of approximately $8.2 million for the year ended December 31, 2012. The increase in net cash provided by operating activities was primarily the result of a net loss of approximately $18.3 million recognized during the year ended December 31, 2013, compared to a net loss of approximately $9.2 million for the year ended December 31, 2012. Our operating cash flows for the year ended December 31, 2013 also included non-cash charges relating to depreciation and amortization of $2.4 million, compared to non-cash charges relating to depreciation and amortization of $0.9 million in December 31, 2012.
Cash Flows from Investing Activities
Cash flows used in investing activities increased approximately $235.9 million to approximately $282.1 million for the year ended December 31, 2014 compared to approximately $46.2 million for the year ended December 31, 2013. The increase in net cash used in investing activities was a result of the net purchase of approximately $234.9 million in marketable securities and an increase in capital expenditures of $1.0 million for the year ended December 31, 2014.
Cash flows used in investing activities increased approximately $21.9 million to approximately $46.2 million for the year ended December 31, 2013 compared to approximately $24.4 million for the year ended December 31, 2012. The increase in net cash used in investing activities was a result of an increase in capital expenditures of $21.9 million for the year ended December 31, 2013.

Cash Flows from Financing Activities
Cash flows provided by financing activities increased approximately $226.6 million to approximately $288.7 million for the year ended December 31, 2014 compared to approximately $62.2 million for the year ended December 31, 2013. Cash flows provided by financing activities for the year ended December 31, 2014 consisted of the net proceeds from the issuance of common units in the Offering of $341.0 million, net proceeds from the Term Loan of $234.9 million, proceeds from the Revolving Credit Facility of $275.1 million and contributions from PBF LLC of $58.9 million, partially offset by distributions to PBF LLC of $598.7 million, distributions to unitholders of $14.9 million, offering costs of $5.0 million and deferred financing costs of $2.5 million. Our cash flows provided by financing activities for the year ended December 31, 2013, were comprised entirely of contributions by PBF Energy and were primarily used to fund capital expenditures and operating costs.
Cash flows provided by financing activities increased approximately $29.6 million to approximately $62.2 million for the year ended December 31, 2013 compared to approximately $32.6 million for the year ended December 31, 2012. Our cash flows provided by financing activities for the year ended December 31, 2013 and 2012, were comprised entirely of contributions by PBF Energy and were primarily used to fund capital expenditures and operating costs.

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
Capital expenditures for the year ended December 31, 2014 were $47.2 million, including $22.0 million for the expansion of the DCR West Rack and $18.0 million for the Toledo Storage Facility. For the year ended December 31, 2013 our Predecessor incurred a total of $46.2 million for expansion capital expenditures including $19.2 million for the Toledo Storage Facility, $15.4 million for the DCR West Rack and $10.9 million for the DCR Rail Terminal. For the year ended December 31, 2012 our Predecessor incurred a total of $24.4 million for expansion capital expenditures including $18.2 million for the DCR Rail Terminal and $5.9 million for the Toledo Storage Facility. Our Predecessor's capital funding requirements were funded by capital contributions from PBF Energy. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2014.
We currently expect to spend an aggregate of approximately between $5.0 to $6.0 million during 2015 for maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations.
We have sold, and expect to continue to sell, our U.S. Treasury or other investment grade securities currently used to secure our obligations under the Term Loan over time to fund our capital expenditures, and immediately prior to selling such securities, we expect to continue to repay an equal amount of Term Loan borrowings with borrowings under our Revolving Credit Facility. We may also rely on external sources including other borrowings under our Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion. During the year ended December 31, 2014, we borrowed an additional $65.1 million under our Revolving

Credit Facility to repay $65.1 million of our Term Loan in order to release the $65.1 million in marketable securities to fund capital expenditures and acquistions.
Under the Second A&R Omnibus Agreement, PBF Energy has agreed to reimburse us for any costs up to $20.0 million per event (net of any insurance recoveries) that we incur for repairs required due to the failure of any Contributed Asset to operate in substantially the same manner and condition as such asset was operating prior to the closing of the Offering and closing date of the Acquisitions from PBF during the first five years after the closing of the Offering, and any matters related thereto.

Contractual Obligations
Information regarding our contractual obligations of the types described below as of December 31, 2014, is set forth in the following table:

	Payments Due by Period
	Totals	2015	2016 and 2017	2018 and 2019	2020 and Beyond
	(In thousands)

Long term debt obligation (1)	$510,000	$—	$234,900	$275,100	$—
Interest (2)	32,762	7,950	15,214	9,598	—
Affiliate - services agreement (3)	51,242	8,600	17,200	17,200	8,242
Total obligations	$594,004	$16,550	$267,314	$301,898	$8,242
____________________
(1) No principal amounts are due under our Term Loan and Revolving Credit Facility until May 2017.
(2) Includes interest on our Term Loan and Revolving Credit Facility. Includes commitment fees on the Revolving Credit Facility through May 2019 using rates in effect at December 31, 2014.
(3) Includes annual fixed payments under the Second A&R Omnibus Agreement and the Second A&R Services Agreement, as well as an estimate of $1.5 million annually of obligations under the Second A&R Omnibus Agreement to reimburse PBF LLC for salaries and benefit costs of employees who devote more than 50% of their time to PBFX.

Effects of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the year ended December 31, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental and Other Matters
Environmental Regulation
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
Environmental Liabilities
Contamination resulting from spills of crude oil is not unusual within the petroleum storage, terminaling or transportation industries. Historic spills along truck and rail racks, and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater.
Under the Contribution Agreements, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor's properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of the Offering and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for certain events and conditions associated with the ownership or operation of our assets that occur after the closings of the Offering and the Acquisitions from PBF and for environmental liabilities related to our assets to the extent PBF Energy is not required to indemnify us for such liabilities or if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of PBF Energy or its employees, including those seconded to us. As a result, we may incur the type of expenses described above in the future, which may be substantial.
Iran Sanctions Compliance Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it may include any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Neither we nor any of our affiliates or subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the reporting period.

Funds affiliated with The Blackstone Group L.P. (“Blackstone”) were holders of approximately 3.5% of the outstanding voting interests of PBF Energy as of December 31, 2014 and in 2014 had nominated certain former directors on PBF Energy's board of directors. Accordingly, Blackstone may have been deemed an “affiliate” of PBF Energy, as that term is defined in Exchange Act Rule 12b-2, during part of 2014.  We received notice from Blackstone that it has included the disclosures described below in its SEC filings pursuant to ITRA regarding one of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of PBF Energy, may also have been deemed to be affiliates of ours.  We have not independently verified the disclosures described in the following paragraphs.

We have received notice from Blackstone that Travelport Limited (“Travelport“), as part of their global business in the travel industry, provide certain passenger travel-related GDS and Technology Services to Iran Air and certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, Travelport intends to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2 to our consolidated financial statements. We prepare our consolidated financial statements in conformity with GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader’s understanding, management has identified our critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring, at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over.
Depreciation
We calculate depreciation expense using the straight-line method over the estimated useful lives of our property, plant and equipment. Because of the expected long useful lives of the property and equipment, we depreciate our property, plant and equipment over 5-25 years. Changes in the estimated useful lives of the property and equipment could have a material adverse effect on our results of operations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Debt that we incur under our Revolving Credit Facility and Term Loan bear interest at a variable rate and expose us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $5.4 million change in our interest expense, assuming we were to borrow all $325.0 million under our Revolving Credit Facility and the outstanding balance of our Term Loan was $234.9 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PBF Logistics GP LLC and
Unitholders of PBF Logistics LP
We have audited the accompanying consolidated balance sheets of PBF Logistics LP and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PBF Logistics LP and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 1 to the consolidated financial statements, retrospective effect has been given for the Partnership’s acquisitions of the entities under common control. Also, the portion of the accompanying consolidated financial statements for the three years in the period ended December 31, 2014 attributed to PBF MLP Predecessor, Delaware City West Heavy Crude Unloading Rack, and Toledo Storage Facility has been prepared from the separate records maintained by PBF Energy Inc. and subsidiaries and may not necessarily be indicative of the conditions that would have existed or results of operations if these entities had been operated as unaffiliated entities.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 26, 2015

PBF LOGISTICS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2014	December 31, 2013
		Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$14,165	$—
Accounts receivable - affiliates	11,630	—
Prepaid expenses and other current assets	295	—
Total current assets	26,090	—
Property, plant and equipment, net	130,779	85,626
Marketable securities	234,930	—
Other assets, net	2,152	—
Total assets	$393,951	$85,626
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable- affiliates	$3,223	$—
Accounts payable and accrued liabilities	1,021	3,224
Total current liabilities	4,244	3,224
Long-term debt	510,000	—
Other long-term liabilities	—	—
Total liabilities	514,244	3,224

Commitments and contingencies (Note 10)

Equity:
Net investment - Predecessor	—	82,402
Common unitholders - Public (15,812,500 units issued and outstanding)	336,369	—
Common unitholder - PBF LLC (1,284,524 units issued and outstanding)	(167,787)	—
Subordinated unitholder - PBF LLC (15,886,553 units issued and outstanding)	(288,875)	—
Total equity	(120,293)	82,402
Total liabilities and equity	$393,951	$85,626

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2014	2013	2012
		Predecessor	Predecessor
Revenue from affiliates	$49,830	$—	$—

Costs and expenses:
Operating and maintenance expenses	22,364	13,911	7,558
General and administrative expenses	7,766	2,024	665
Depreciation and amortization	3,731	2,366	944
Total costs and expenses	33,861	18,301	9,167

Income (loss) from operations	15,969	(18,301)	(9,167)

Other income (expense):
Interest expense, net	(2,312)	—	—
Amortization of loan fees	(365)	—	—
Net income (loss)	13,292	$(18,301)	$(9,167)
Less: Net loss attributable to Predecessor	(16,672)
Limited partners' interest in net income attributable to the Partnership	$29,964

Net income per limited partner unit:
Common units - basic	$0.94
Common units - diluted	0.94
Subordinated units- basic and diluted	0.93
Weighted average limited partner units outstanding:
Common units - basic	16,167,802
Common units - diluted	16,169,827
Subordinated units- basic and diluted	15,886,553

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(unaudited, in thousands)

		Partnership
	Predecessor	Common Units - Public	Common Units - PBF	Subordinated Units - PBF	Total
Balance at January 1, 2012	$14,488	$—	$—	$—	$14,488
Loss attributable to Predecessor	(9,167)	—	—	—	(9,167)
Sponsor contributions to the Predecessor	33,035	—	—	—	33,035
Balance at December 31, 2012	38,356	—	—	—	38,356
Loss attributable to Predecessor	(18,301)	—	—	—	(18,301)
Sponsor contributions to the Predecessor	62,347	—	—	—	62,347
Balance at December 31, 2013	82,402	—	—	—	82,402
Loss attributable to Predecessor	(16,672)	—	—	—	(16,672)
Sponsor contributions to the Predecessor	58,881	—	—	—	58,881
Allocation of Predecessor net investment to unitholders	(30,906)	—	143	30,763	—
Allocation of DCR West Rack assets acquired to the unitholders	(39,279)	(4,249)	43,528	—	—
Allocation of Toledo Storage Facility assets acquired to the unitholders	(54,426)	(3,768)	58,194	—	—
Contributions from PBF LLC	—	—	1,669	—	1,669
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	340,957	—	—	340,957
Offering costs	—	(5,000)	—	—	(5,000)
Distribution to PBF LLC related to Offering	—	—	(1,525)	(327,139)	(328,664)
Distribution to PBF LLC related to Acquisitions from PBF	—	—	(270,000)	—	(270,000)
Quarterly cash distributions to unitholders	—	(7,397)	(211)	(7,308)	(14,916)
Net income attributable to Partnership	—	14,740	415	14,809	29,964
Unit-based compensation expense	—	1,086	—	—	1,086
Balance at December 31, 2014	$—	$336,369	$(167,787)	$(288,875)	$(120,293)

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
		Predecessor	Predecessor
Cash flows from operating activities:
Net income (loss)	$13,292	$(18,301)	$(9,167)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,731	2,366	944
Amortization of deferred financing fees	365	—	—
Unit-based compensation expense	1,086	—	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(11,630)	—	—
Prepaid expenses and other current assets	(295)	—	—
Accounts payable - affiliates	3,223	—	—
Accounts payable and accrued liabilities	(2,204)	—	—
Other assets and liabilities	—	—	—
Net cash provided by (used in) operations	7,568	(15,935)	(8,223)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(47,215)	(46,247)	(24,377)
Purchase of marketable securities	(1,918,637)	—	—
Maturities of marketable securities	1,683,708	—	—
Net cash (used in) provided by investing activities	(282,144)	(46,247)	(24,377)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters' discount and commissions	340,957	—	—
Offering costs for issuance of common units	(5,000)	—	—
Distribution to PBF LLC related to Offering	(328,664)	—	—
Distribution to PBF LLC related to acquisitions	(270,000)	—	—
Parent contributions	58,881	62,182	32,600
Proceeds from term loan	300,000	—	—
Repayment of term loan	(65,100)	—	—
Proceeds from revolving credit facility	275,100	—	—
Distributions to unitholders	(14,916)	—	—
Deferred financing costs	(2,517)	—	—
Net cash provided by (used in) financing activities	288,741	62,182	32,600

Net change in cash and cash equivalents	14,165	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of period	$14,165	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$32,575	$165	$—
Accrued capital expenditures	—	3,224	6,591
Cash paid for interest	2,153	—	—

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and as of December 31, 2014 owned 89.9% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”) of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). Upon completion of the Offering, PBF LLC held a 50.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 49.8% limited partner interest owned by public unit holders. Refer to Note 3 “Initial Public Offering” of the Notes to Consolidated Financial Statements for further discussion.

PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates. The Partnership does not take ownership of or receive any payments based on the value of the crude oil and products that it handles and does not engage in the trading of any commodities. PBFX's assets are integral to the operations of PBF Energy's refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Subsequent to the Offering, PBFX generates all of its revenues from transactions with PBF Holding.

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

PBFX's initial assets consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which was part of PBF Holding’s Toledo, Ohio refinery, which together with the DCR Rail Terminal, we refer to as the Initial Assets. In connection with the Offering, the Initial Assets were distributed from PBF Holding to PBF LLC. The DCR Rail Terminal consists of a double loop track and ancillary pumping and unloading equipment. Construction of the DCR Rail Terminal began in July 2012 and commenced operations in February 2013. The DCR Rail Terminal originally had a total throughput capacity of up to 105,000 barrels per day (“bpd”), and prior to the Offering, PBF Holding was, and continues to be, the owner of all crude oil handled at the terminal. An expansion project was completed in the third quarter of 2014 that increased the DCR Rail Terminal's unloading capacity from 105,000 bpd to 130,000 bpd. The Toledo Truck Terminal commenced operations in December 2012 with one lease automatic custody transfer (“LACT”) unit. Two additional LACT units were made operational in May 2013. In July 2013, a fourth LACT unit was purchased that had previously been owned and operated at the Toledo Truck Terminal by a vendor in connection with a crude oil supply agreement. Subsequent to the closing of the Offering, two additional LACT units were placed into service in June 2014, increasing the total LACT units to six and total throughput capacity to approximately 22,500 bpd. The Initial Assets, along with the LACT units placed into service in June 2014, operate within the totality of the Toledo refinery and adjacent to the Delaware City refinery. The Initial Assets did not generate third party or affiliate revenue prior to the Offering. Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to PBF MLP Predecessor.

On September 16, 2014, the Partnership entered into a contribution agreement with PBF LLC to acquire the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery with total throughput capacity of approximately 40,000 bpd (the “DCR West Rack Acquisition”). The DCR West Rack Acquisition closed on September 30, 2014 (the “DCR West Rack Effective

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

Date”). Also, on December 2, 2014, the Partnership entered into an additional contribution agreement with PBF LLC to acquire a tank farm and related facilities located at PBF Energy's Toledo refinery (the “Toledo Storage Facility”), including a propane storage and loading facility (the “Toledo Storage Facility Acquisition”). The Toledo Storage Facility Acquisition closed on December 11, 2014 (the “Toledo Storage Facility Effective Date”). The DCR West Rack Acquisition and Toledo Storage Facility Acquisition are collectively referred to as “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, Toledo Truck Terminal, DCR West Rack and Toledo Storage Facility are collectively referred to as the “Contributed Assets.”

The financial statements presented in this Annual Report on Form 10-K include the consolidated financial results of PBF MLP Predecessor (the “Predecessor”), our predecessor for accounting purposes, for periods presented through May 13, 2014, and the consolidated financial results of PBFX for the period beginning May 14, 2014, the date of the Offering. The balance sheet as of December 31, 2014, presents solely the consolidated financial position of PBFX and the balance sheet as of December 31, 2013, presents solely the consolidated financial position of our Predecessor. PBFX recorded the acquisition of the DCR West Rack and Toledo Storage Facility at PBF Energy's historical book value, as the acquisitions were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of the Predecessor and PBFX contained herein to include the historical results of the DCR West Rack and Toledo Storage Facility acquired prior to the effective date of each transaction. The financial statements of our Predecessor, the DCR West Rack and Toledo Storage Facility have been prepared from the separate records maintained by subsidiaries of PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if they were operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate expenses applicable to PBF Energy as a whole. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion.

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

Marketable Securities
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs (as defined below). The terms of the marketable securities range from one to three months and are classified on the balance sheet as non-current assets. The gross unrecognized holding gains and losses as of December 31, 2014 were not material. As of December 31, 2014, these investments are used as collateral to secure the Term Loan (as defined below) and are intended to be used only to fund future capital expenditures.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

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
PBFX’s depreciable property, plant and equipment are comprised of storage, terminals and equipment which are depreciated using the straight-line method over estimated useful lives of 5-25 years.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

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

Unit-Based Compensation
PBF GP provides unit-based compensation to certain officers, non-employee directors and seconded employees of our general partner or its affiliates, consisting of phantom units. The fair value of PBFX's phantom units are measured based on the fair market value of the underlying common units on the date of the grant based on the common unit closing price on the grant date. The estimated fair value of PBFX's phantom units is amortized over the vesting period using the straight-line method. Awards vest over a four year service period. The phantom unit awards may be settled in common units, cash or a combination of both. Expenses related to unit-based compensation are included in general and administrative expenses.

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
Prior to May 14, 2014, PBF Energy owned all of the limited partner interest in PBFX and, accordingly, PBFX did not calculate or report net income per unit. Net loss attributable to the DCR West Rack and Toledo Storage Facility prior to the DCR West Rack Effective Date and Toledo Storage Facility Effective Date was allocated entirely to PBF GP as if only PBF GP had rights to that net loss, therefore there is no retrospective adjustment to previously reported net income per unit.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

Income Taxes
PBFX is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account his, her or its share of items of income, gain, loss and deduction in computing his, her or its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of PBFX's assets, the acquisition price of such partner's units and the taxable income allocation requirements under the Second Amended and Restated Agreement of Limited Partnership of the Partnership (“partnership agreement”). We are unable to readily determine the net difference in the bases of our assets and liabilities for financial and tax reporting purposes because individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units.
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
In February 2015, the FASB issued ASU No. 2015-02, “Consolidations (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The Partnership is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

3. INITIAL PUBLIC OFFERING

Initial Public Offering and Contribution of Assets
PBFX initially filed a registration statement on Form S-1 on July 31, 2013, and the SEC declared the registration statement effective on May 8, 2014. On May 9, 2014, PBFX's common units began trading on the New York Stock Exchange. On May 14, 2014, PBFX completed the Offering of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the over-allotment option that was granted to the underwriters, to the public at a price of $23.00 per unit. Upon completion of the Offering, PBF LLC owned 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in the Partnership, all of the incentive distribution rights in the Partnership and the non-economic general partner interest in the Partnership.
The Partnership received proceeds (after deducting underwriting discounts and structuring fees but before offering expenses) from the Offering of approximately $340,957. The Partnership used the net proceeds from the Offering (i) to distribute approximately $35,000 to PBF LLC to reimburse it for certain capital expenditures incurred prior to the closing of the Offering with respect to assets contributed to the Partnership and to reimburse it for offering expenses it incurred on behalf of the Partnership; (ii) to pay debt issuance costs of approximately $2,293

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

related to the Partnership’s Revolving Credit Facility (as defined below) and the Term Loan; (iii) to purchase $298,664 in U.S. Treasury securities which are to be used to fund anticipated capital expenditures and acquisitions; and (iv) to retain approximately $5,000 for general partnership purposes. The Partnership also borrowed $298,664 under the Term Loan and distributed the proceeds of such borrowings to PBF LLC.
On May 8, 2014, the Partnership, PBF GP, PBF Energy, PBF LLC, PBF Holding, DCR, Delaware City Terminaling Company LLC (“Delaware City Terminaling”) and TRC entered into the Contribution and Conveyance Agreement (the “Contribution Agreement I”). On May 14, 2014, in connection with the closing of the Offering, the following transactions occurred pursuant to the Contribution Agreement I:

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

4. ACQUISTIONS
DCR West Rack Acquisition
On September 16, 2014, the Partnership entered into a Contribution Agreement (the “Contribution Agreement II”) with PBF LLC. Pursuant to the terms of the Contribution Agreement II, PBF LLC contributed to the Partnership all of the equity interests of Delaware City Terminaling Company II LLC (“DCT II”), which assets consisted solely of the DCR West Rack, for total consideration payable to PBF LLC of $150,000, consisting of $135,000 of cash and $15,000 of Partnership common units, or 589,536 common units. The cash consideration was funded by the Partnership from the proceeds from the sale of $30,000 in marketable securities and $105,000 in borrowings under the Revolving Credit Facility. The DCR West Rack Acquisition closed on September 30, 2014. The Partnership borrowed an additional $30,000 under the Revolving Credit Facility to repay $30,000 of its Term Loan in order to release the $30,000 in marketable securities that had collateralized the Term Loan.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

Immediately following the closing of the DCR West Rack Acquisition, DCT II was merged with and into Delaware City Terminaling, a wholly-owned subsidiary of the Partnership, with all property, rights, liabilities and obligations of DCT II vesting in Delaware City Terminaling as the surviving company.
Toledo Storage Facility Acquisition
On December 2, 2014, the Partnership entered into a Contribution Agreement with PBF LLC (“Contribution Agreement III” and together with the Contribution Agreement I and the Contribution Agreement II, the “Contribution Agreements”). Pursuant to the terms of the Contribution Agreement III, PBF LLC contributed to the Partnership all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC (“Toledo Terminaling”), whose assets consist of a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility, for total consideration payable to PBF LLC of $150,000, consisting of $135,000 of cash and $15,000 of Partnership common units, or 620,935 common units. The Toledo Storage Facility Acquisition closed on December 11, 2014. The cash consideration was funded by the Partnership from the proceeds from the sale of $30,000 in marketable securities and $105,000 in borrowings under the Revolving Credit Facility. The Partnership borrowed an additional $30,000 under its Revolving Credit Facility to repay $30,000 of its Term Loan in order to release the $30,000 in marketable securities that had collateralized the Term Loan.
Total transaction costs of approximately $1,100 associated with the Acquisitions from PBF were expensed and are included in general and administrative expense in the consolidated statement of operations. In connection with the Acquisitions from PBF, the Partnership entered into commercial agreements with PBF Holding and a second amended and restated omnibus agreement and operational services agreement with PBF Holding. See Note 11—Related Party Transactions, for a summary of the terms of these agreements.
After completion of the Toledo Storage Facility Acquisition, PBF LLC owns 1,284,524 common units and 15,886,553 subordinated units, representing an aggregate 52.1% limited partner interest in PBFX.
As the Acquisitions from PBF were considered transfers of businesses between entities under common control, the DCR West Rack was transferred at its historical carrying value of $39,279 on September 30, 2014 and the Toledo Storage Facility was transferred at its historical carrying value of $54,426 on December 11, 2014. The historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of the DCR West Rack and Toledo Storage Facility as if it was owned by the Partnership for all periods presented. Net loss attributable to the DCR West Rack and Toledo Storage Facility prior to their respective effective dates were allocated entirely to PBF GP as if only PBF GP had rights to that net loss, therefore there is no retrospective adjustment to net income per unit.
The following tables present the Partnership's statement of financial position and results of operations giving effect to the Acquisitions from PBF. For the years ended December 31, 2014, 2013 and 2012, the consolidated results of the DCR West Rack prior to the DCR West Rack Acquisition are included in “DCR West Rack” and the consolidated results of the Toledo Storage Facility prior to the Toledo Storage Facility Acquisition are included in “Toledo Storage Facility.” The consolidated results of the DCR West Rack and Toledo Storage Facility after the Acquisitions from PBF are included in “PBF Logistics LP.”

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

	December 31, 2013
	Predecessor	DCR West Rack	Toledo Storage Facility	Consolidated Results
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—
Total current assets	—	—	—	—

Property, plant and equipment, net	29,996	17,577	38,053	85,626
Total assets	$29,996	$17,577	$38,053	$85,626

Liabilities
Current liabilities:
Accrued construction in progress	$499	$2,029	$696	$3,224
Total current liabilities	499	2,029	696	3,224

Equity
Net investment	29,497	15,548	37,357	82,402
Total Liabilities and Equity	$29,996	$17,577	$38,053	$85,626

	Year ended December 31, 2014
	PBF Logistics LP (a)	DCR West Rack	Toledo Storage Facility	Consolidated Results

Revenues from affiliates	$49,830	$—	$—	$49,830

Costs and expenses:
Operating and maintenance expenses	11,710	2,305	8,349	22,364
General and administrative expenses	7,527	111	128	7,766
Depreciation and amortization	1,815	263	1,653	3,731
Total costs and expenses	21,052	2,679	10,130	33,861

Income (loss) from operations	28,778	(2,679)	(10,130)	15,969

Other income (expense):
Interest expense, net and other financing costs	(2,312)	—	—	(2,312)
Amortization of loan fees	(365)	—	—	(365)
Net Income (loss)	26,101	(2,679)	(10,130)	13,292
Less: Net income attributable to Predecessor	(3,863)	(2,679)	(10,130)	(16,672)
Limited partners' interest in net income attributable to the Partnership	$29,964	$—	$—	$29,964
____________

(a)
The information presented includes the results of operations of PBF MLP Predecessor for periods presented through May 13, 2014 and of PBFX for the period beginning May 14, 2014, the date PBFX commenced operations.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

	Year ended December 31, 2013
	Predecessor	DCR West Rack	Toledo Storage Facility	Consolidated Results

Revenues from affiliates	$—	$—	$—	$—

Costs and expenses:
Operating and maintenance expenses	6,024	—	7,887	13,911
General and administrative expenses	1,834	78	112	2,024
Depreciation and amortization	1,032	—	1,334	2,366
Total costs and expenses	8,890	78	9,333	18,301

Income (loss) from operations	(8,890)	(78)	(9,333)	(18,301)

Other income (expense):
Interest expense, net and other financing costs	—	—	—	—
Amortization of loan fees	—	—	—	—
Net Income (loss)	(8,890)	(78)	(9,333)	(18,301)
Less: Net income attributable to Predecessor	(8,890)	(78)	(9,333)	(18,301)
Limited partners' interest in net income attributable to the Partnership	$—	$—	$—	$—

	Year ended December 31, 2012
	Predecessor	DCR West Rack	Toledo Storage Facility	Consolidated Results

Revenues from affiliates	$—	$—	$—	$—

Costs and expenses:
Operating and maintenance expenses	21	—	7,537	7,558
General and administrative expenses	569	—	96	665
Depreciation and amortization	—	—	944	944
Total costs and expenses	590	—	8,577	9,167

Income (loss) from operations	(590)	—	(8,577)	(9,167)

Other income (expense):
Interest expense, net and other financing costs	—	—	—	—
Amortization of loan fees	—	—	—	—
Net Income (loss)	(590)	—	(8,577)	(9,167)
Less: Net income attributable to Predecessor	(590)	—	(8,577)	(9,167)
Limited partners' interest in net income attributable to the Partnership	$—	$—	$—	$—

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, consisted of the following:

	December 31, 2014	December 31, 2013
		Predecessor
Land	$2,207	$2,207
Terminals and equipment	80,893	29,092
Storage equipment	55,006	27,875
Construction in progress	454	30,473
	138,560	89,647
Accumulated depreciation	(7,781)	(4,021)
Property, plant and equipment, net	$130,779	$85,626

Capitalized interest in connection with construction in progress during 2014 and 2013 was $2,172 and $990, respectively.

6. DEBT
On May 14, 2014, in connection with the closing of the Offering, the Partnership entered into agreements for a five-year, $275,000 senior secured revolving credit facility (the “Revolving Credit Facility”) and a three-year, $300,000 term loan facility (the “Term Loan”), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The Revolving Credit Facility was increased from $275,000 to $325,000 in December 2014.
The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The Partnership has the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $275,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25,000 sublimit for standby letters of credit and a $25,000 sublimit for swingline loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations designated by the Partnership are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on all the Partnership’s assets (including the Partnership’s equity interests in Delaware City Terminaling) and those of the Partnership’s restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.
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
The Revolving Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature that, among other things, limit or restrict the Partnership’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material contracts, engage in business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length. The Term Loan contains affirmative and negative covenants

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

customary for term loans of this nature that, among other things, limit the Partnership’s use of the proceeds and restrict the Partnership’s ability to incur liens and enter into burdensome agreements.
Additionally, the Partnership is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as the Partnership obtains an investment grade credit rating, Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Facility), of at least 2.50 to 1.00, (b) Consolidated Total Leverage Ratio (as defined in the Revolving Credit Facility) of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) the Partnership has issued at least $100,000 of unsecured notes and (ii) in addition (and without prejudice) to clause (i), upon the consummation of a material permitted acquisition (as defined in the Revolving Credit Facility) and for two-hundred seventy days immediately thereafter (an “Increase Period”), if elected by the Partnership by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level (the “Step-Up”) provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up) and (c) after the Partnership has issued at least $100,000 of unsecured notes, Consolidated Senior Secured Leverage Ratio (as defined in the Revolving Credit Facility) of not greater than 3.50 to 1.00. The Revolving Credit Facility generally prohibits the Partnership from making cash distributions (subject to certain exceptions) except so long as no default or event of default exists or would be caused thereby, and only to the extent permitted by the partnership agreement, the Partnership may make cash distributions to unitholders up to the amount of the Partnership’s available cash (as defined in the partnership agreement).
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
At December 31, 2014, PBFX had $275,100 outstanding under the Revolving Credit Facility and $234,900 outstanding under the Term Loan. The estimated fair values of the Revolving Credit Facility and Term Loan approximates their carrying values, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.

Debt Maturities
Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2015	$—
2016	—
2017	234,900
2018	—
2019	275,100
Thereafter	—
$510,000

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

7. EQUITY
PBFX had 15,812,500 common units held by the public outstanding as of December 31, 2014. PBF Energy owns 1,284,524 of PBFX's common units and 15,886,553 of PBFX's subordinated units constituting an aggregate of 52.1% of PBFX's limited partner interest as of December 31, 2014. In accordance with the partnership agreement, PBF Energy's subordinated units will convert into common units on a one-for-one basis once PBFX has met specified distribution targets and successfully completed other tests set forth in the partnership agreement.

Issuance of Additional Interests
The partnership agreement authorizes PBFX to issue an unlimited number of additional partnership interests for the consideration and on the terms and conditions determined by PBFX's general partner without the approval of the unitholders. During 2014, PBFX partially funded the Acquisitions from PBF with $30,000 of Partnership common units, or 1,210,471 common units. It is possible that PBFX will fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests.
Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX's distributions of available cash. Refer to Note 8 “Unit-Based Compensation” of our Notes to Condensed Consolidated Financial Statements for further information.

Allocations of Net Income
The partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to PBF LLC.

Percentage Allocations of Available Cash from Operating Surplus
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and PBF LLC (in its capacity as the holder of PBFX's IDRs) based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of PBF LLC and the unitholders in any available cash from operating surplus PBFX distributes up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for PBFX's unitholders and PBF LLC for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for PBF LLC assume that there are no arrearages on common units and that PBF LLC continues to own all of the IDRs.

	Total Quarterly Distribution per Unit Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	PBF LLC (as holder of Incentive Distribution Rights)
Minimum Quarterly Distribution	up to $0.300	100.0%	—
First Target Distribution	above $0.300 up to $0.345	100.0%	—
Second Target Distribution	above $0.345 up to $0.375	85.0%	15.0%
Third Target Distribution	above $0.375 up to $0.450	75.0%	25.0%
Thereafter	above $0.450	50.0%	50.0%

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

The partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. PBFX declares distributions subsequent to quarter end.
The table below summarizes our 2014 quarterly distribution cash declarations, payments and scheduled payments through March 4, 2015:

	2014
	Declaration Date	Record Date	Payment Date	Quarterly Distribution per Common and Subordinated Unit
Second quarter (1)	August 1	August 15	August 29	$0.16
Third quarter	October 27	November 14	November 28	0.30
Fourth quarter	February 6, 2015	February 23, 2015	March 4, 2015	0.33
Total				$0.79
____________________
(1) Represents the period from May 14, 2014, the date of the Offering, to June 30, 2014.
Our distributions are declared subsequent to quarter end. The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

Year ended December 31, 2014
General partner's distribution	$—
Limited partners’ distributions:
Common units – public	12,706
Common units – PBF LLC	635
Subordinated units – PBF LLC	12,551
Total limited partners’ distributions	25,892
Total cash distributions (1)	$25,763
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
In May and August 2014, PBFX issued phantom unit awards under the LTIP to certain directors, officers and seconded employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX's common unit on that date. The estimated fair value of PBFX's phantom units is amortized over the vesting period of four years, using the straight-line method. Total unrecognized compensation cost related to PBFX's nonvested phantom units totaled $6,231 as of December 31, 2014, which is expected to be recognized over a weighted-average period of four years. The fair value of nonvested service phantom units outstanding as of December 31, 2014, totaled $7,318.
A summary of PBFX's unit award activity for the year ended December 31, 2014, is set forth below:

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	—	$—
Granted	285,522	26.57
Forfeited	(10,000)	26.74
Nonvested at December 31, 2014	275,522	26.56
PBFX's long-term incentive plans provide for the issuance of distribution equivalent rights (“DERs”) in connection with phantom unit awards.  A DER entitles the participant to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the participant and the cash distribution per common unit paid by PBFX to its common unitholders.  Cash payments made in connection with DERs are charged to partners' equity, accrued and paid upon vesting.  As of December 31, 2014, no cash payments have been made in connection with DERs.

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
Diluted net income per unit includes the effects of potentially dilutive units of PBFX's common units that consist of unvested phantom units. Diluted net income per unit excludes the effects of 254,000 phantom units because they were anti-dilutive for the year ended December 31, 2014. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, PBFX has also identified the general partner interest and incentive distribution rights as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. In 2014, the Partnership issued 1,210,471 additional common units to PBF LLC in conjunction with the Acquisitions from PBF. As of December 31, 2014, there were no incentive distribution right amounts available for distribution to PBF LLC. Therefore, net income available to the limited partner units has not been reduced.
When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings less than distributions:

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

Year ended December 31, 2014
Net income	$13,292
Less distributions declared on:
Limited partner common units - public	12,706
Limited partner common units - PBF LLC	635
Limited partner subordinated units - PBF LLC	12,551
General partner - PBF LLC	—
Total distributions declared	25,892
Earnings less than distributions	$(12,600)

	Year ended December 31, 2014
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	General Partner - PBF LLC	Total
Net income (loss):
Distributions declared	$12,706	$635	$12,551	$—	$25,892
Earnings less than distributions	2,034	(220)	2,258	(16,672)	(12,600)
Net income (loss)	$14,740	$415	$14,809	$(16,672)	$13,292

Weighted-average units outstanding - basic	15,812,500	355,302	15,886,553
Weighted-average units outstanding - diluted	15,814,525	355,302	15,886,553

Net income per limited partner unit - basic	$0.93	$1.17	$0.93
Net income per limited partner unit - diluted	$0.93	$1.17	$0.93

10. COMMITMENTS AND CONTINGENCIES
The DCR Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively, the “Appellants”) regarding an air permit DCR obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the DCR Rail Terminal violate the Delaware Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (“EAB”) and appeals Secretary's Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants' appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State of Delaware have filed cross-appeals. Briefs have been filed in this appeal and the oral arguments were held in the first quarter of 2015. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State of Delaware and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

EAB’s decision and briefs were submitted in the third quarter. Oral arguments on the appeals of the EAB's decision were heard at the same time as the appeal of the CZ Board decision. If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material effect on PBFX's financial condition, results of operations, cash flows and ability to make distributions to its unitholders.

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
In connection with PBF Holding’s acquisition of the DCR assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations. In connection with its acquisition of the DCR assets and the Paulsboro refinery, PBF Holding and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco Inc. (R&M) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.

11. RELATED PARTY TRANSACTIONS

Commercial Agreements
PBFX currently derives all of its revenue from long-term, fee-based agreements with PBF Holding, supported by fee escalations for inflation adjustments and certain increases in operating costs. PBFX believes the terms and conditions under these agreements, as well as the omnibus and services agreements with PBF Holding described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
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
Toledo Truck Unloading & Terminaling Services Agreement
In connection with the Offering, PBFX entered into a truck unloading and terminaling services agreement with PBF Holding (the “Toledo Terminaling Agreement”) under which it provides terminaling services at the Toledo Truck Terminal. Under the Toledo Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 5,500 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBFX also receives fees from PBF Holding for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement.
Delaware West Ladder Rack Terminaling Services Agreement
On October 1, 2014, PBF Holding and PBFX entered into a terminaling services agreement (the “West Ladder Rack Terminaling Agreement”) under which the Partnership, through Delaware Terminaling, provides rail terminaling services to PBF Holding at the DCR West Rack. The initial term of the West Ladder Rack Terminaling Agreement is approximately seven years after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes on the DCR West Rack as follows:
The minimum throughput commitment is at least 40,000 bpd for a fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.
Toledo Storage Facility Storage and Terminaling Services Agreement
On December 12, 2014, PBF Holding and Toledo Terminaling entered into a ten-year storage lease and terminaling services agreement (the “Toledo Storage Facility Storage and Terminaling Agreement”) under which the Partnership, through Toledo Terminaling, provides a storage lease and terminaling services to PBF Holding. The Toledo Storage Facility Storage and Terminaling Agreement can be extended by PBF Holding for two additional five-year periods. Under the Toledo Storage Facility Storage and Terminaling Agreement, the Partnership provides PBF Holding with a storage lease and throughput services in return for storage and throughput fees.
The storage lease requires the Partnership to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the products rack and the overall capacity of the Toledo Storage Facility Assets. PBF Holding pays a lease fee of $0.50 per barrel of shell capacity dedicated to PBF Holding under the Toledo Storage Facility Storage and Terminaling Agreement.The minimum throughput commitment for the propane storage and loading facility will be at least 4,400 bpd for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $2.52 per barrel.
The Partnership is required to maintain the Toledo Storage Facility in a condition and with a capacity sufficient to store and handle a volume of PBF Holding's products at least equal to the current operating capacity for the storage facility as a whole subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Toledo Storage Facility Storage and Terminaling Agreement.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

Omnibus Agreement
PBFX entered into an Omnibus Agreement (“Omnibus Agreement”) with PBF GP, PBF LLC and PBF Holding at the closing of the Offering for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions.
The Omnibus Agreement addresses the following matters:

•
the Partnership’s obligation to pay PBF LLC an administrative fee, in the amount of $2,700 per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under the partnership agreement);

•	The Partnership’s obligation to reimburse PBF LLC for the salaries and benefits costs of employees who devote more than 50% of their time to PBFX;

•	the Partnership’s agreement to reimburse PBF LLC for all other direct or allocated costs and expenses incurred by PBF LLC on the Partnership’s behalf;

•	PBF LLC’s agreement not to compete with the Partnership under certain circumstances, subject to certain exceptions;

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

On September 30, 2014, the Omnibus Agreement was amended and restated in connection with the DCR West Rack Acquisition (the “A&R Omnibus Agreement”). The annual fee payable under the A&R Omnibus Agreement increased from $2,300 to $2,525. On December 12, 2014, the A&R Omnibus Agreement was amended and restated in connection with the Toledo Storage Facility Acquisition (the “Second A&R Omnibus Agreement”). The Second A&R Omnibus Agreement clarifies the reimbursements to be made by the Partnership to PBF LLC and from PBF LLC to the Partnership. The Second A&R Omnibus Agreement incorporates the Toledo Storage Facility Assets into its provisions and increases the annual administrative fee to be paid by the Partnership to PBF Energy from $2,525 to $2,700.
Prior to the closing of the Offering and the Acquisitions from PBF, PBF Energy allocated to the Predecessor the estimated cost of providing executive and administrative services based on an estimate of the time devoted by PBF Holding employees to provide such services to the Predecessor. General and administrative expenses in the consolidated statement of operations include aggregate payments and reimbursements paid to PBF Holding and PBF LLC under the omnibus agreements for periods after the closing of the Offering and the Acquisitions from PBF and amounts allocated to the Predecessor by PBF Holding prior to the closing of the Offering of $3,184, $1,290 and $496 for the years ended December 31, 2014, 2013 and 2012, respectively.
PBFX believes the amounts allocated to it are a reasonable reflection of the utilization of the services provided. However, these allocations may not fully reflect the expenses that would have been incurred if PBFX had been a stand-alone company during the periods presented.

Services Agreement
In connection with the Offering, PBFX entered into an Operation and Management Services and Secondment Agreement (the “Services Agreement”) with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provides PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. PBFX paid an annual fee of $490 to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.
On September 30, 2014, the Services Agreement was amended and restated in connection with the DCR West Rack Acquisition (the “A&R Services Agreement”). The annual fee payable under the A&R Services Agreement increased from $490 to $797. On December 12, 2014, the A&R Services Agreements was amended and restated for the Toledo Storage Facility Acquisition (the “Second A&R Services Agreement”). The annual fee payable under the Second A&R Services Agreement increased from $797 to $4,400. All fees to be paid pursuant to the Second A&R Services Agreement are indexed for inflation.
Prior to the closing of the Offering and the Acquisitions from PBF, PBF Energy allocated to the Predecessor the estimated cost of providing operation and management services based on an estimate of the time devoted by PBF Holding employees to provide such services to the Predecessor. Operating and maintenance expenses in the condensed consolidated statement of operations include aggregate payments and reimbursements paid to PBF Holding and PBF LLC under the services agreements for periods after the closing of the Offering and amounts allocated to the Predecessor by PBF Holding prior to the closing of the Offering and the Acquisitions from PBF of $579, $298 and $71 for the years ended December 31, 2014, 2013 and 2012, respectively.
PBFX believes the amounts allocated to it are a reasonable reflection of the utilization of the services provided. However, these allocations may not fully reflect the expenses that would have been incurred if PBFX had been a stand-alone company during the periods presented.

12. SEGMENT INFORMATION
The Partnership's operations are organized into two reportable segments, Terminaling and Storage. Operations that are not included in the Terminaling and Storage segments are included in Corporate. Intersegment transactions are eliminated in the consolidated financial statements and are included in Eliminations.
Our Terminaling segment consists of the following assets:
•light crude oil rail unloading terminal which serves PBF Energy’s Delaware City and Paulsboro refineries and has an unloading capacity of 130,000 bpd;
•a heavy crude oil unloading facility which serves PBF Energy’s Delaware City refinery with total throughput capacity of at least 40,000 bpd;
•a crude oil truck unloading terminal, which serves PBF Energy’s Toledo refinery, currently comprised of six LACT units and has unloading capacity of 22,500 bpd; and
•a propane truck loading facility which is part of PBF Energy's Toledo, Ohio refinery, with a throughput capacity of approximately 11,000 barrels bpd.
Our Storage segment consists of the following asset:
•a tank farm which is part of PBF Energy's Toledo, Ohio refinery. The tank farm consists of a storage facility which services the Toledo refinery and consists of 30 tanks for storing crude oil, refined products and intermediates. The aggregate capacity of the storage facility is approximately 3.9 million barrels, of which 1.3 million barrels are dedicated to crude oil storage and 2.6 million barrels are allocated to refined products and intermediates.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

Revenues are generated from commercial agreements entered into with PBF Holding under which PBF Holding pays the Partnership fees for terminaling and storage of crude oil and refined products. The commercial agreements with PBF Holding are described in Note 11. The Partnership does not have any foreign operations.
The operating segments adhere to the accounting polices used for the combined consolidated financial statements, as described in Note 2. The Partnership's operating segments are strategic business units that offer different services in different geographical locations. PBFX has evaluated the performance of each segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the segment, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with a specific operating segment.

	Year Ended December 31, 2014
	Terminaling	Storage	Corporate	Consolidated Total
Revenues	$48,632	$1,198	$—	$49,830
Depreciation and amortization expense	1,952	1,779	—	3,731
Income (loss) from operations	31,675	(7,940)	(7,766)	15,969
Interest expense, net and amortization of loan fees	—	—	(2,677)	(2,677)
Capital expenditures	31,689	15,526	—	47,215

	Year Ended December 31, 2013
	Predecessor
	Terminaling	Storage	Corporate	Consolidated Total
Revenues	$—	$—	$—	$—
Depreciation and amortization expense	1,034	1,332	—	2,366
Income (loss) from operations	(8,301)	(7,976)	(2,024)	(18,301)
Interest expense, net and amortization of loan fees	—	—	—	—
Capital expenditures	27,455	18,792	—	46,247

	Year Ended December 31, 2012
	Predecessor
	Terminaling	Storage	Corporate	Consolidated Total
Revenues	$—	$—	$—	$—
Depreciation and amortization expense	—	944	—	944
Income (loss) from operations	(1,209)	(7,293)	(665)	(9,167)
Interest expense, net and amortization of loan fees	—	—	—	—
Capital expenditures	18,655	5,722	—	24,377

	Balance at December 31, 2014
	Terminaling	Storage	Corporate	Consolidated Total
Total assets	89,441	53,038	251,472	$393,951

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL, UNIT AND PER UNIT DATA)

	Balance at December 31, 2013
	Predecessor
	Terminaling	Storage	Corporate	Consolidated Total
Total assets	48,259	37,367	—	$85,626

13. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes quarterly financial data for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts).

	2014 Quarter Ended (a)
	March 31	June 30	September 30	December 31
Revenues	$—	$7,782	$14,744	$27,304
Income (loss) from operations	(5,375)	1,722	4,943	14,679
Net income (loss)	(5,375)	1,362	4,119	13,186
Limited partners' interest in net income attributable to the Partnership	—	5,417	9,308	15,239
Net income per limited partner unit: (b)
Common (basic)	$—	$0.17	$0.29	$0.47
Common (diluted)	$—	$0.17	$0.29	$0.47
Subordinated - PBF LLC (basic and diluted)	$—	$0.17	$0.29	$0.47

	2013 Quarter Ended (Predecessor) (b)
	March 31	June 30	September 30	December 31
Revenues	$—	$—	$—	$—
Income (loss) from operations	(3,820)	(4,678)	(4,578)	(5,225)
Net income (loss)	(3,820)	(4,678)	(4,578)	(5,225)

(a)
The information presented includes the results of operations of our Predecessor for periods presented through May 13, 2014 and of PBFX for the period beginning May 14, 2014, the date PBFX commenced operations.

(b)	Net income per unit is only calculated for the Partnership after the completion of the Offering as no units were outstanding prior to May 14, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX's management, including PBFX's principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2014. Based on that evaluation, PBFX's principal executive officer and the principal financial officer have concluded that PBFX's disclosure controls and procedures are effective at the reasonable assurance level.
Internal Controls Over Financial Reporting and Changes in Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring every public company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, such company's independent registerd public accounting firm must attest to its internal control over financial reporting. However, pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for up to five years or through such earlier date that we are no longer an emerging growth company as defined in the JOBS Act. Additionally, this Form 10-K, our first Annual Report on Form 10-K, is not required to include a report of management's assessment regarding internal control over financial reporting due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.
Management has not identified any changes in PBFX's internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Management of PBF Logistics LP
We are managed by the directors and executive officers of our general partner, PBF GP, which is a wholly owned subsidiary of PBF LLC. PBF LLC is, in turn, a subsidiary of PBF Energy. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Our general partner has a board of directors.The initial directors were appointed by PBF Energy and thereafter were appointed by the directors then in office. Our unitholders are not entitled to elect the directors of PBF GP or, directly or indirectly, to participate in our management or operations.
Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations pursuant to the Second A&R Services Agreement. All of the personnel utilized in the conduct of our business are employed by affiliates of our general partner and, from time to time, certain specified employees of PBF Energy and its affiliates may be seconded to us to provide operating, routine maintenance and other services with respect to the assets owned and operated by us under our direction, supervision and control pursuant to the services agreement. We sometimes refer to these individuals in this Form 10-K as our employees because they provide services to us directly.

Director Independence
Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members within one year of the date our common units are first listed on the NYSE, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act. The board of directors of our general partner has determined that Bruce A. Jones, George E. Ogden and Dave Roush are independent under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the board of directors of our general partner affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Jones, Ogden and Roush has no material relationship with PBF Energy or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with PBF Energy or us, and each of them is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.
Director Experience and Qualifications
The board of directors of the general partner as a whole is responsible for filling vacancies on the board of directors at any time during the year, and for selecting individuals to serve on the board of directors of our general partner. From time to time, the board of directors may utilize the services of search firms or consultants to assist in identifying and screening potential candidates.
Committees of the Board of Directors
The board of directors of our general partner has two standing committees, an audit committee and a conflicts committee, and may have such other committees as the board of directors of our general partner shall determine from time to time.

Each of the standing committees of the board of directors of our general partner has the composition and responsibilities described below. The standing audit committee has a written charter that may be found on our website at www.pbflogistics.com. In addition, paper copies of the charter are available free of charge to all unitholders by written request to the Secretary, PBF Logistics LP, One Sylvan Way, Second Floor, Parsippany, New Jersey 07054. The audit committee reviews the adequacy of its charter on an annual basis, in addition to evaluating its performance and reporting to the board on such evaluation. All of the members of the standing committees are independent and outside directors as defined by the rules and regulations of the NYSE, the SEC, the IRS and our corporate guidelines, as applicable.
Audit Committee
The audit committee of the board of directors of our general partner assists the board of directors of our general partner in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee also is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee. The board of directors of our general partner has determined that each of Bruce A. Jones, George E. Ogden and Dave Roush meet the requirements to serve on the audit committee and our audit committee is therefore comprised of the following independent directors: Bruce A. Jones, George E. Ogden and Dave Roush. Mr. Roush serves as the Chairman of the audit committee and as an “audit committee financial expert.”
Conflicts Committee
At least three members of the board of directors of our general partner serve on the conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee are not officers or employees of our general partner or directors, officers or employees of its affiliates, and meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or its affiliates or any interest in us or our subsidiaries other than common units or awards under our incentive compensation plan. Any matters approved by the conflicts committee in good faith will be deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The board of directors of our general partner has determined that each of Bruce A. Jones, George E. Ogden and Dave Roush meet the requirements to serve on the conflicts committee and the conflicts committee is therefore comprised of the following independent directors: Bruce A. Jones, George E. Ogden and Mr. Roush serves as the Chairman of the conflicts committee.
Meetings of the Board of Directors
During the last fiscal year, the board of directors of our general partner had five meetings, while the audit committee had three meetings and the conflicts committee had fifteen meetings. All directors have access to members of management and a substantial amount of information transfer and informal communication occurs between meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board of directors of our general partner on which the director served. Under our corporate governance guidelines, executive sessions of the non-management directors are held periodically as part of the routine activities and deliberation of the board of directors. The non-management directors determine among themselves who shall preside at such meetings. The non-management directors may request that certain employees and executive officers of our general partner and/or PBF Energy and other advisors and consultants to make presentations or participate in discussions at such meetings. To the extent this group of non-management directors does not also meet the independence standards of the NYSE, the directors who do meet such independence requirements shall also meet in executive sessions at least once a year.

Directors and Executive Officers of PBF Logistics GP, LLC
The following table shows information for the executive officers and directors of our general partner as of February 25, 2015. Directors are elected by the board members of our general partner and are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, retirement, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Todd O'Malley, President, is the nephew and Matthew C. Lucey, Executive Vice President and Director, is the nephew by marriage of Thomas D. O'Malley, the Chairman of the board of directors of PBF GP.  Some of our directors and all of our executive officers also serve as executive officers of PBF Energy.

	Age
Name	(as of December 31, 2014)	Position with PBF Logistics GP, LLC
Thomas D. O’Malley	73	Chairman of the Board of Directors
Thomas J. Nimbley	63	Chief Executive Officer and Director
Michael D. Gayda	60	Director and Retired President
Todd O'Malley	41	President
Matthew C. Lucey	41	Executive Vice President and Director
Jeffrey Dill	53	Senior Vice President and General Counsel
C. Erik Young	37	Senior Vice President, Chief Financial Officer
Bruce A. Jones	61	Director
George E. Ogden	72	Director
Dave Roush	61	Director
Thomas D. O’Malley was appointed Chairman of the board of directors of our general partner in 2014. Mr. O’Malley has served as Executive Chairman of the board of directors of PBF Energy since its formation in November 2011, served as Executive Chairman of PBF LLC and its predecessor from March 2008 to February 2013 and was its Chief Executive Officer from inception until June 2010. Mr. O’Malley also served as the Chairman of PBF Holding from April 2010 to June 2010 and from January 2011 to October 2012. Mr. O’Malley has more than 30 years’ experience in the refining industry. He served as Chairman of the Board of Petroplus Holdings A.G. (“Petroplus”), listed on the Swiss Exchange, from May 2006 until February 2011, and was Chief Executive Officer from May 2006 until September 2007. Mr. O’Malley was Chairman of the Board and Chief Executive Officer of Premcor Inc. (“Premcor”), a domestic oil refiner and Fortune 250 company listed on the NYSE, from February 2002 until December 2004, and continued as Chairman until its sale to Valero Energy Corporation in August 2005. Before joining Premcor, Mr. O’Malley was Chairman and Chief Executive Officer of Tosco Corporation (“Tesco”). This Fortune 100 company, listed on the NYSE, was the largest independent oil refiner and marketer of oil products in the United States when it was sold to Phillips Petroleum Corporation (“Phillips”).
Thomas J. Nimbley was appointed Chief Executive Officer and a Director of our general partner in 2013. Mr. Nimbley has served as the Chief Executive Officer of PBF Energy and its subsidiaries since June 2010 and was the Executive Vice President, Chief Operating Officer of PBF Energy from March 2010 through June 2010. Prior thereto, he served as a Principal for Nimbley Consultants LLC from June 2005 to April 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips and subsequently Senior Vice President and head of Refining for ConocoPhillips(“ConocoPhillips”) domestic refining system (13 locations) following the merger of Phillips and Conoco. Before joining Phillips at the time of its acquisition of Tosco in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.
Michael D. Gayda was appointed a Director of our general partner in 2013. Mr. Gayda previously also served as President of our general partner and of PBF Energy until his retirement in January 2015. Mr. Gayda joined PBF

Energy as Executive Vice President, General Counsel and Secretary in April 2010 and has served as its President since June 2010 and was a director from inception until October 2009. Prior thereto, from May 2006 until January 2010 Mr. Gayda served as Executive Vice President, General Counsel and Secretary of Petroplus. Prior to Petroplus, he served as an executive officer of Premcor until its sale to Valero in August 2005 and as General Counsel-Refining for Phillips 66 Company, a division of Phillips, following Phillips' acquisition of Tosco in September 2001. Mr. Gayda previously served as a Vice President of certain of Tosco’s subsidiaries.
Todd O'Malley was appointed our President in February 2015 and Senior Vice President of PBF Energy. Mr. O'Malley previously served as PBF Energy's Senior Vice President and Chief Commercial Officer from April 2014 to December 2014. Mr. O'Malley joined PBF Energy in November 2010, with over 15 years of energy industry experience, and was named Vice President, Products responsible for petroleum products and power in May 2013. Mr. O’Malley joined PBF from the Hess Energy Trading Company where he traded petroleum products in both the United States and Europe from October 2008 to November 2010. Prior to that, Mr. O’Malley established a proprietary refined petroleum products and ethanol trading platform for an international investment bank. Previously, Mr. O’Malley was Vice President of Supply and Distribution of Gulf Oil in charge of petroleum products trading and optimization of storage and terminal assets. Prior thereto, Mr. O’Malley managed the northeast clean products commercial operations for Premcor. Mr. O’Malley has held similar commercial roles in other energy-focused organizations where he traded electricity, natural gas, grains, biofuels, crude oil and petroleum products, both physically and financially.
Matthew C. Lucey was appointed Senior Vice President, Chief Financial Officer and a Director of our general partner in 2013. Effective January 2015, Mr. Lucey serves as the President of PBF Energy. From April 2014 to January 2015, Mr. Lucey served as Executive Vice President of PBF Energy and our Executive Vice President and Director. Mr. Lucey joined PBF Energy as Vice President, Finance in April 2008 and served as Senior Vice President, Chief Financial Officer of PBF Energy from April 2010 until his promotion in March 2014. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. While at M.E. Zukerman & Co., Mr. Lucey participated in all aspects of the firm’s energy investment activities and served on the Management Committee of Penreco, a manufacturer of specialty petroleum products; Cortez Pipeline Company, a 500 mile CO2 pipeline; and Venture Coke Company, a merchant petroleum coke calciner. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
Jeffrey Dill was appointed Senior Vice President, General Counsel and Secretary of our general partner in 2013. Mr. Dill has served as Senior Vice President, General Counsel and Secretary of PBF Energy since May 2010 and from March 2008 until September 2009. Mr. Dill served as Senior Vice President, General Counsel and Secretary for Maxum Petroleum, Inc., a national marketer and logistics company for petroleum products, from September 2009 to May 2010 and as Consulting General Counsel and Secretary for NTR Acquisition Co., a special purpose acquisition company focused on downstream energy opportunities, from April 2007 to February 2008. Previously he served as Vice President, General Counsel and Secretary at Neurogen Corporation, a drug discovery and development company, from March 2006 to December 2007. Mr. Dill has almost 20 years’ experience providing legal support to refining, transportation and marketing organizations in the petroleum industry, including positions at Premcor, ConocoPhillips, Tosco and Unocal Corporation.
C. Erik Young was appointed Senior Vice President and Chief Financial Officer of our general partner and of PBF Energy effective April 1, 2014. Mr. Young previously served as Director, Strategic Planning at PBF Energy since December 2010, where he was responsible for coordinating corporate development and capital markets initiatives for PBF Energy. Prior to joining PBF Energy, Mr. Young spent eleven years in corporate finance, strategic planning and mergers and acquisitions roles across a variety of industries. He began his career in investment banking before joining J.F. Lehman & Company, a private equity investment firm, in 2001.
Bruce A. Jones has approximately 32 years of experience in energy related industries, including 19 years in refining and distribution. From May 2006 until February 2010, Mr. Jones served as Executive Vice President, Chief Operating Officer of Petroplus during its acquisitions of five European refineries. Since February 2010, after leaving Petroplus, Mr. Jones has been retired. Prior to Petroplus, he served as Vice President Environmental Health and Safety for Premcor until its sale to Valero in August 2005. Mr. Jones previously held various positions with Phillips, Tosco, Exxon Corporation and Public Service Electric and Gas Company. Mr. Jones has extensive experience in the energy industry, including refining and distribution operations with a strong basis in safe and environmentally compliant operations and for these reasons Mr. Jones is a valuable member of the board of directors of our general partner.
George E. Ogden has over 45 years of experience in the energy sector. From January 1999 to the present, Mr. Ogden has served as an independent refining and marketing consultant for energy and investment companies. Previously he was a Senior Vice President of Tosco from 1992 to 1999, where he was responsible for mergers, acquisitions and divestments and general corporate planning, and prior to that Mr. Ogden held various positions at Tosco, Occidental Petroleum Corportation and the Mobil Oil Corporation in business development, refinery operations, planning and economics and as a refinery engineer. Mr. Ogden’s extensive career across many aspects of the energy and refining industries make him a valuable member of the board of directors of our general partner.
Dave Roush is a licensed CPA and an experienced entrepreneur and financial expert. Mr. Roush is a founder and principal of JDP Holdings, Inc. (“JDP Holdings”), an investment company which acquires and develops technology companies. He founded JDP Holdings in the early part of 2010. Prior to that, Mr. Roush founded Insurance.com, a leading, web-based, auto insurance agency, in 2000 and worked as its Chairman and Chief Executive Officer until February 2009, and also held various positions at Progressive Insurance and worked as an internal auditor for the Bendix/Allied Signal Corporation. Mr. Roush has over 38 years of accounting and management experience, is a licensed CPA and for these reasons he is a valuable member of the board of directors of our general partner.

Board of Directors Leadership Structure
The board of directors of our general partner has no policy with respect to the separation of the offices of chairman of the board and chief executive officer; rather, that relationship is defined and governed by the limited liability company agreement of our general partner, which permits the same person to hold both offices.
Board of Directors Role in Risk Oversight
Our corporate governance guidelines provide that the board of directors of our general partner is responsible for assessing the major risks facing us and the options for their mitigation. Specifically, pursuant to its charter, the audit committee is responsible for reviewing and discussing with management the guidance and policies governing the process by which risk assessment and management is undertaken.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our general partner's officers and directors and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3 and 4, including any amendments, filed with the SEC in 2014 (no Forms 5, or any amendments, were filed with respect to 2014), all required report filings by our (or our general partner's) directors and executive officers and greater than 10% affiliated beneficial owners were timely made.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees as well as a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. These codes are posted on our website at www.pbflogistics.com under “Corporate Governance” in the “Investor Relations” section. In addition, paper copies of these codes are available to all unitholders free of charge by written request to the Secretary, PBF Logistics LP, One Sylvan Way, Second Floor, Parsippany, New Jersey 07054. We will, within the time periods proscribed by the SEC and the NYSE, timely post on our website at

www.pbflogistics.com any amendments to these codes and any waiver applicable to any of the Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer.
Communications with PBF Logistics GP Board of Directors by Unitholders and Other Interested Parties
Unitholders and other interested parties may send communications to the board of directors of our general partner or any committee thereof, the Chairman of the Board or any other director in care of the Secretary of PBF Logistics LP, One Sylvan Way, Second Floor, Parsippany, New Jersey 07054 and should clearly mark the envelope as “Unitholder Communications with Directors” and clearly identify the intended recipient(s). The General Counsel of our general partner will review each communication received and will forward the communication, as expeditiously as reasonably practicable, to the addressees if: (1) the communication complies with the requirements of any applicable policy adopted by the board of directors relating to the subject matter of the communication; and (2) the communication falls within the scope of matters generally considered by the board of directors. To the extent the subject matter of a communication relates to matters that have been delegated by the board of directors to a committee or to an executive officer of our general partner, then the General Counsel may forward the communication to the executive officer or chairman of the committee to which the matter has been delegated. The acceptance and forwarding of communications to the directors or an executive officer does not imply or create any fiduciary duty of the directors or executive officer to the person submitting the communications.

Item 11. EXECUTIVE COMPENSATION
Neither we nor our general partner directly employs any of the persons responsible for managing our business. All of our general partner's executive officers and other personnel necessary for our business to function are employees of subsidiaries of PBF Energy.
Named Executive Officers
This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2014. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2014 were as follows:
•Thomas D. O'Malley, Chairman of the Board of Directors
•Thomas J. Nimbley, Chief Executive Officer and Director
•C. Erik Young, Senior Vice President, Chief Financial Officer
•Matthew C. Lucey, Executive Vice President and Director
•Michael Gayda, Retired President and Director
Overview - Compensation Decisions and Allocation of Compensation Expenses
The board of directors of general partner does not have a compensation committee. The board of directors of our general partner does not feel that a compensation committee is necessary at this time, primarily because neither our general partner nor the Partnership has any direct employees to compensate. However, the board of directors believes it is important to promote the interests of the Partnership and the general partner by providing to employees of the Partnership's affiliates and others who perform services for us or on our behalf incentive compensation awards for their service. Accordingly, pursuant to our partnership agreement, the general partner is allowed to and has adopted the PBF Logistics LP Long-Term Incentive Plan (“Long-Term Incentive Plan” or “LTIP”). Due to the fact that several of the members of the board of directors of the general partner perform services on our behalf in their roles as executive officers of PBF Energy, the LTIP is fully administered by the disinterested members of the board of directors. The disinterested members of the board of directors may also delegate to an executive officer of the general partner the authority to issue awards to employees other than Section 16 officers of the general partner.
Under the terms of the Second A&R Omnibus Agreement, we pay an annual administrative fee of $2.7 million per year to PBF Energy for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of PBF Energy employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Second A&R Omnibus Agreement requires us to reimburse PBF Energy directly for a proportionate amount of the salary and employee benefits costs of PBF Energy employees who devote more than 50% of their time to our business and affairs.
None of our NEOs devoted more than 50% of his total business time to our business and affairs in 2014. Although our NEOs provide services to both PBF Energy and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us. Instead, the administrative fee covers all centralized services provided to us by PBF Energy, and we have not reimbursed PBF Energy for the cost of such services. Except for awards under the LTIP, which were approved by the independent directors of the board of directors of our general partner, PBF Energy had the ultimate decision-making authority with respect to the compensation of our NEOs.
Compensation Objectives and Philosophy
Overview
Our 2014 NEO compensation framework was designed to reward our NEOs for their efforts with respect to our Offering, provide retention incentives for our NEOs, and motivate our NEOs to increase the value of our units. Our compensation program is intended to:
•motivate and retain our general partner's key executives;
•align the long-term economic interests of our general partner's executives with those of our unitholders; and
•reward excellence and performance by our general partner's executives that increases the value of our units.
These objectives govern the disinterested directors' decisions with respect to the amount of awards made under the LTIP to our NEOs.
At present, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP. Our general partner did not engage a compensation consultant in 2014. Because neither we nor our general partner employ any of our NEOs and because our NEOs are compensated by PBF Energy to manage our business and affairs, we do not provide traditional fixed or discretionary compensation (e.g. salary and bonus) to our NEOs.
2014 Long-Term Incentive Plan
Awards may be made under the LTIP to officers, directors and employees of subsidiaries of PBF Energy, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. In recognition of the successful completion of the Offering, the Compensation Committee of PBF Energy and the board of directors of our general partner approved grants under the LTIP to our NEOs. Each of our NEOs received a grant of phantom units that vests over a four year period. These phantom units are accompanied by distribution equivalent rights (“DERs”) that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. Phantom units motivate our NEOs to attain our long term goals and support our overall business priorities as well as aligning our NEOs interests with those of our unitholders. The initial equity grants provided our NEOs with an immediate stake in our performance and were intended to immediately align the interests of our NEOs and our unitholders by providing a direct incentive for our NEOs to focus on unitholder value. The LTIP is now administered by the disinteredted directors on the board of directors of our general partner.
Upon a “change in control” (as defined in the LTIP), the disinterested directors may, in their discretion, (i) remove any forfeiture restrictions applicable to an award, (ii) accelerate the time of exercisability or vesting of an award, (iii) require awards to be surrendered in exchange for a cash payment, (iv) cancel unvested awards without payment or (v) make adjustments to Awards as the directors deems appropriate to reflect the change of control. Unless determined otherwise by the directors or provided for otherwise in an Award agreement, upon involuntary termination of employment or service of a participant within twenty-four (24) months of a change in control, all of the participant’s Awards that have not at such time become vested or otherwise remain subject to lapse restrictions shall immediately become vested or no longer subject to lapse restrictions, as applicable. By providing the potential for immediate value to our NEOs in connection with a change in control, this provision aligns our NEOs' interests with those of our unitholders and incentivizes our NEOs to work to maximize the value of our units in the event such a transaction were to occur. For additional detail regarding the amount of compensation our NEOs may be entitled to in the event of their termination or a change-in-control, see “—Potential Payments Upon Termination or Change of Control.”
Compensation Consultants
The board of directors of our general partner does not have a compensation committee, and it did not retain a compensation consultant in 2014.
Perquisites
Our general partner does not provide any fringe benefits or perquisites to our NEOs.
Prohibition Against Speculative Transactions
We maintain in a policy that applies to all executive officers and directors of our general partner prohibiting speculative transactions in our units such as short sales, puts, calls or other similar options to buy or sell our units in an effort to hedge certain economic risks or otherwise.
Guidelines for Trades by Insiders
We maintain policies that govern trading in our units by officers and directors required to report under Section 16 of the Exchange Act, as well as certain other employees who may have regular access to material non-public information about us. These policies include pre-approval requirements for all trades and periodic trading “black-out” periods designed with reference to our quarterly financial reporting schedule. We also require pre-approval of all trading plans adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act. To mitigate the potential for abuse, no trades are allowed under a trading plan within 30 days after adoption. In addition, we discourage termination or amendment of trading plans by prohibiting trades under new or amended plans within 90 days following a plan termination or amendment.
2014 Summary Compensation Table
The Summary Compensation Table summarizes the total compensation paid or earned by each of our named executive officers.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Award	All Other Compensation	Total
		($) (1)	($) (1)	($) (2)	($) (1)	($) (1)	($)
Thomas D. O'Malley, Chairman of the Board of Directors	2014	—	—	802,200	—	—	802,200
Thomas J. Nimbley, Chief Executive Officer and Director	2014	—	—	534,800	—	—	534,800
C. Erik Young, Senior Vice President, Chief Financial Officer	2014	—	—	401,100	—	—	401,100
Matthew C. Lucey, Executive Vice President and Director	2014	—	—	534,800	—	—	534,800
Michael Gayda, Director and Retired President	2014	—	—	534,800	—	—	534,800
____________

(1)	As noted above, no compensation other than grants of phantom units under our LTIP is reported for the NEOs.

(2)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes for the phantom units granted under the 2014 Long-Term Incentive Plan. Fair value is calculated using the closing price of our units on the date of grant. The per unit grant date fair value for the 2014 grants was $26.74. Assumptions used in the calculation of this amount are included in Note 8 to our audited consolidated financial statements for the 2014 fiscal year included in this Form 10-K.

Grants of Plan Based Awards in 2014
The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2014.

Name and Principal Position	Grant Date	Awards: Number of Units (1)	Option Awards: Number of Securities Underlying Option	Exercise or Base Price of Options Awards (Per Share)	Grant Date Fair Value of Units and Option Awards (2)
Thomas D. O'Malley, Chairman of the Board of Directors	5/23/2014	30,000	—	—	$802,200
Thomas J. Nimbley, Chief Executive Officer and Director	5/23/2014	20,000	—	—	$534,800
C. Erik Young, Senior Vice President, Chief Financial Officer	5/23/2014	15,000	—	—	$401,100
Matthew C. Lucey, Executive Vice President and Director	5/23/2014	20,000	—	—	$534,800
Michael Gayda, Director and Retired President	5/23/2014	20,000	—	—	$534,800
____________

(1)	All awards in this column are phantom units under our LTIP.

(2)
The amounts in this column reflect the aggregate grant date fair value of $26.74 per unit, which is equal to the NYSE closing price of our common units on the grant date. Assumptions used in the calculation of this amount for the 2014 fiscal year are included in Note 8 to our audited consolidated financial statements for the 2014 fiscal year included in this Annual Report on Form 10-K.

Outstanding Equity Awards at December 31, 2014
The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2014.

	Option Awards				Unit Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexerciable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (2)
Thomas D. O'Malley, Chairman of the Board of Directors	—	—	n/a	n/a	30,000	$640,500
Thomas J. Nimbley, Chief Executive Officer and Director	—	—	n/a	n/a	20,000	$427,000
C. Erik Young, Senior Vice President, Chief Financial Officer	—	—	n/a	n/a	15,000	$320,250
Matthew C. Lucey, Executive Vice President and Director	—	—	n/a	n/a	20,000	$427,000
Michael Gayda, Director and Retired President (3)	—	—	n/a	n/a	20,000	$427,000
____________

(1)	All awards in this column are phantom units granted under our LTIP which vest ratably over a four year period.

(2)	Amounts in this column are based upon a fair market value of $21.35 per unit which was the NYSE closing price of our common units on December 31, 2014.

(3)	Per the award agreement, upon Mr. Gayda's retirement in January 2015, 100% of the phantom units vested.
Option Exercises and Stock Vested in 2014
No unit awards vested and therefore no value was realized on vesting of any such awards during the fiscal year ended December 31, 2014. Additionally, we have not issued any options.
Potential Payments Upon Termination or Change of Control
The following table discloses the estimated payments and benefits that would be provided to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change of control described in their respective employment agreements and the LTIP took place on December 31, 2014 and their last day of employment with our general partner or its affiliates was December 31, 2014. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Name and Principal Position	Termination of Employment (1)	Other Termination of Employment	Change of Control (2)
Thomas D. O'Malley, Chairman of the Board of Directors	$654,300 (3)	—	$654,300 (3)
Thomas J. Nimbley, Chief Executive Officer and Director	$436,200 (4)	—	$436,200 (4)
C. Erik Young, Senior Vice President, Chief Financial Officer	$327,150 (5)	—	$327,150 (5)
Matthew C. Lucey, Executive Vice President and Director	$436,200 (4)	—	$436,200 (4)
Michael Gayda, Director and Retired President (6)	$436,200 (4)	—	$436,200 (4)
____________

(1)	Death, disability, without cause and good reason are defined in the applicable award agreements.

(2)
The agreements evidencing the phantom unit grants to our NEOs in 2014 provide that in the event of a Change of Control (as defined below), all of the then outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settled in accordance with its terms. The amounts in this column assume that a Change of Control occurred on

December 31, 2014, all of the then outstanding phantom units and associated DERs became nonforfeitable as of December 31, 2014, and such phantom units would vest on the March 4, 2015 distribution date. That portion of the dollar value given that is attributable to the PBFX phantom units is based on the market value of PBFX’s common units on December 31, 2014 ($21.35), without discount for service period.

(3)	Consists of the value of 30,000 phantom units and associated DERs.

(4)	Consists of the value of 20,000 phantom units and associated DERs.

(5)	Consists of the value of 15,000 phantom units and associated DERs.

(6)	Per award agreement, upon retirement in January 2015, 100% of the phantom units shall vest.
Under the LTIP and the applicable award agreements, phantom units that have not vested at the time the participant’s employment with our general partner or its affiliates terminates will generally be immediately forfeited unless the board of directors of our general partner determines otherwise. However, upon a Change of Control, 100% of the phantom units subject to current award agreements shall vest (but only to the extent the award agreement has not otherwise previously been forfeited), and the phantom units shall become nonforfeitable.
Pursuant to the LTIP, the phrase “Change of Control” means, and shall be deemed to have occurred upon the occurrence of, one or more of the following events:
(i) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than PBF Energy or any of its controlled Affiliates (as defined in our LTIP), is or becomes the beneficial owner, by way of merger, consolidation, recapitalization, reorganization, or otherwise, of 50% or more of the voting power of the equity securities of the general partner or the Partnership;
(ii) the limited partners of the Partnership approve, in one transaction or a series of transactions, a plan of complete liquidation of the Partnership;
(iii) the sale or other disposition by either the general partner or the Partnership of all or substantially all of its assets in one or more transactions to any Person (as defined the LTIP) other than PBF Energy or any of its controlled Affiliates;
(iv)(A) the General Partner or an Affiliate of our general partner ceases to be the general partner of the Partnership or (B) our general partner ceases to be PBF Energy or one of its controlled Affiliates;
(v) a “Change in Control” as defined in the PBF Energy Inc. 2012 Equity Incentive Plan, as such plan may be amended, supplemented, restated or succeeded; or
(vi) any other event specified as a “Change of Control” in an applicable award agreement.
We retain the discretion to compensate any officer upon any future termination of employment or change in control.
Director Compensation
Officers or employees of our general partner who also serve as directors of our general partner do not receive additional compensation for such service. Directors of our general partner who are not also officers or employees of our general partner receive cash compensation on a quarterly basis as a retainer and for attending meetings of the board of directors and committee meetings and grants under our LTIP as follows:
•A cash retainer of $50,000 per year, paid quarterly.
•For the audit committee chair, an additional cash retainer of $10,000 per year, each paid quarterly.
•An additional cash payment of $1,500 for each board of directors or committee meeting attended.

•Annual grants under our LTIP of a number of phantom units with a fair market value equal to approximately $50,000 at the date of grant. These phantom units will generally vest over a four year period and have associated DERs.
In addition, we reimburse each director for out-of-pocket expenses in connection with attending meetings. We will fully indemnify each director for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to a director indemnification agreement and our partnership agreement.
The following table reflects all compensation granted to each non-employee director during 2014.

	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Name	($)(1)	($)(2)(3)	($)	($)
Bruce A. Jones	68,280	50,000	—	118,280
George E. Ogden	66,780	50,000	—	116,780
Dave Roush	73,236	50,000	—	123,236
____________

(1)	The annual cash fees for non-employee directors' board of directors and committee service for the period of May 14, 2014 through December 31, 2014 were prorated.

(2)
On May 8, 2014, each of the non-employee directors received a grant of 2,174 phantom units, representing his annual phantom unit award grant of $50,000, based on the public offering stock price of $23.00. As of December 31, 2014, this annual phantom unit award was the only outstanding award for each non-employee director.

(3)
The grant date fair value is computed in accordance with Financial Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”). The values for the phantom unit awards reflect the aggregate grant date fair values of the awards. The phantom units will vest ratably over a four year period.

Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. Thomas D. O'Malley, Thomas J. Nimbley and Matthew C. Lucey are directors of our general partner, and are also executive officers of our general partner and PBF Energy. However, all compensation decisions with respect to Thomas D. O'Malley, Thomas J. Nimbley and Matthew C. Lucey are made by PBF Energy and they do not receive any compensation directly from us or our general partner other than grants under our LTIP. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for information about relationships among us, our general partner and PBF Energy. Please see above for information about our director and executive officer compensation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth as of February 25, 2015 the beneficial ownership of our units held by:

•	each person who beneficially owns 5% or more of the outstanding units;

•	each director and named executive officer of PBF GP; and

•	all directors and officers of PBF GP as a group.
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a “beneficial owner” of a security if that person has or shares “voting power” that includes the power to vote or to direct the voting of the security, or “investment power” that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 25, 2015, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units that they beneficially own, subject to community property laws where applicable.
The percentage of our units beneficially owned is based on a total of 17,097,024 common units and 15,886,553 subordinated units outstanding. The percentage of PBF Energy common stock beneficially owned is based on the shares of Class A common stock and Class B common stock outstanding, with each share of Class B common stock representing the number of PBF LLC Series A units beneficially owned. As of February 25, 2014, 85,779,540 shares of Class A common stock were beneficially owned, as determined in accordance with the rules and regulations of the SEC.

	PBF Logistics LP					PBF Energy Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Thomas D. O’Malley (2)	580,448	3.4%	—	—	1.8%	3,862,833	4.3%
Thomas J. Nimbley	100,000	0.6%	—	—	0.3%	775,000	0.9%
Michael D. Gayda	25,000	0.1%	—	—	0.1%	226,538	0.3%
Dave Roush	12,500	0.1%	—	—	*	—	—
Matthew C. Lucey	7,500	*	—	—	*	101,698	0.1%
Jeffrey Dill	5,000	*	—	—	*	89,314	0.1%
Bruce A. Jones	5,000	*	—	—	*	—	—
Erik Young	1,200	*	—	—	*	46,667	0.1%
George E. Ogden	—	—	—	—	—	—	—
All directors and executive officers as a group (10 persons)	756,648	4.4%	—	—	2.3%
Other 5% or more unitholders:
PBF Energy Inc. (3)	1,284,524	7.5%	15,886,553	100.0%	52.1%
Clearbridge Investments, LLC (4)	2,819,950	16.5%	—	—	8.5%
Goldman Sachs Asset Management (5)	2,164,032	12.7%	—	—	6.6%

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

(2)
Consists of (a) 270,970 common units of PBFX held directly by Mr. Thomas D. O'Malley; (b) 33,000 common units of PBFX held by Argus Energy Corporation, in which Mr. O'Malley holds a controlling interest; (c) 33,000 common units of PBFX held by Argus Investments Inc., in which Mr. O'Malley holds a controlling interest; (d) 200,000 common units of PBFX held by

Horse Island Partners LLC, of which Mr. O'Malley is the Managing Member and (d) 43,478 common units held by the Mr. Thomas D. O'Malley's spouse. Mr. Thomas D. O'Malley disclaims beneficial ownership of the securities held by Argus Energy Corporation, Argus Investments Inc. and Horse Island Partners LLC, except to the extent of his pecuniary interest therein.

(3)
A subsidiary of PBF Energy Inc. holds the common units, subordinated units and general partner units. PBF Energy Company LLC directly holds 1,284,524 common units, 15,886,553 subordinated units and all the general partner units. PBF Energy Inc. is the ultimate parent of PBF Energy Company LLC and may, therefore, be deemed to beneficially own the units held. PBF Energy Inc. files information with, or furnishes information to, the United States Securities and Exchange Commission (the “SEC”) pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(4)
According to a Schedule 13G filed with the SEC on February 17, 2015 by Clearbridge Investments, LLC, with an address of 620 8th Avenue, New York, New York 10018. The Schedule 13G reports that Clearbridge Investments, LLC has sole voting and dispositive power with respect to the reported units.

(5)
According to a Schedule 13G/A filed with the SEC on February 13, 2015 by Goldman Sachs Asset Management, with an address of 200 West Street, New York, New York 10282. The Schedule 13G reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and dispositive power with respect to the reported units.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (3)
Equity compensation plans approved by security holders	275,522	—	1,313,133
Equity compensation plans not approved by security holders	—	—	—
Total	275,522	—	1,313,133

(1)
The amounts in column (a) of this table reflect only phantom units that have been granted under the LTIP. No awards (as defined under the LTIP) have been made other than the phantom units, each of which represent rights to receive (upon vesting and payout) one common unit in the Partnership or an amount of cash equal to the fair market value of such unit. These phantom units vest pro-rata, annually over four years from the date of grant.

(2)	Column (b) is not applicable because phantom units do not have an exercise price.

(3)
The LTIP was adopted by the PBF GP in connection with the closing of the Offering and provides for the making of certain awards, including common units, restricted units, phantom units, unit appreciation rights and distribution equivalent rights. For information about the LTIP that did not require approval by our limited partners, see “Item 11. Executive Compensation.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions
As of February 25, 2015, PBF LLC owns 1,284,524 common units and 15,886,553 subordinated units, representing an approximate 52.1% limited partner interest in us, a non-economic general partner interest and owns all of PBFX’s IDRs. Transactions with PBF Energy and its affiliated entities are considered to be related party transactions because PBF Energy and its affiliates own more than 5% of our equity interests; in addition, PBF Energy's executive officers serve as executive officers of both PBF Energy and our general partner.Whenever a conflict arises between our general partner or its affiliates on the one hand, and us or our limited partners on the other hand, the resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution or course of action in respect of such conflict of interest is:
•approved by the conflicts committee of our general partner, although our general partner is not obligated to seek such approval;
•approved by the holders of a majority of the outstanding common units, excluding any such units owned by our general partner or any of its affiliates;
•determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to, or available from, unrelated third parties; or
•determined by the board of directors of our general partner to be fair and reasonable to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us.
Our general partner may, but is not required to, seek the approval of such resolutions or courses of action from the conflicts committee of its board of directors or from the holders of a majority of the outstanding common units as described above. If our general partner does not seek approval from the conflicts committee or from holders of common units as described above and the board of directors of our general partner approves the resolution or course of action taken with respect to the conflict of interest, then it will be presumed that, in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in our partnership agreement, the board of directors of our general partner or the conflicts committee of the board of directors of our general partner may consider any factors they determine in good faith to consider when resolving a conflict. An independent third party is not required to evaluate the resolution. Under our partnership agreement, a determination, other action or failure to act by our general partner, the board of directors of our general partner, or any committee thereof (including the conflicts committee) will be deemed to be in “good faith” if our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) subjectively believed such determination, other action or failure to act was in, or not opposed to, the best interests of the partnership or meets the standard otherwise specified in our partnership agreement.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
The board of directors of our general partner has adopted a written related party transactions policy to document procedures pursuant to which “related party transactions” are reviewed, approved or ratified. Under Item 404 of Regulation S-K, a “related party transaction” means any transaction or series of transactions in which we are a participant, the amount involved exceeds $120,000, and any related person has a direct or indirect material interest. The policy covers all transactions between us and any related party (including any transactions requiring disclosure under Item 404), other than (1) employment of executive officers if the compensation is disclosed in applicable SEC filings or approved by the independent directors of our general partner; (2) compensation of the directors of our general partner that is disclosed in applicable SEC filings; (3) pro rata payments arising solely from the ownership of our equity securities; (4) certain indebtedness arising from ordinary course transactions or with owners of more than 5% of our common units; (5) transactions where the rates or charges are determined by competitive bids; (6) certain charitable contributions; (7) regulated transactions; and (8) certain financial services. In addition, any transactions between us, any of our subsidiaries or any of our limited partners, on the one hand, and our general partner or any of its affiliates, on the other hand, that has been submitted to the conflicts committee of our general partner for review and approval shall not constitute a related party transaction under the policy.

The policy provides that the audit committee of our general partner will be responsible to review and approve related party transactions that may arise within our partnership. The audit committee will review the material facts of all related party transactions that require the committee’s approval and either approve or disapprove of the entry into the related party transaction, subject to certain exceptions described above. The policy prohibits any director from participating in any discussion or approval of a related party transaction for which such director is a related party, except that such director is required to provide all material information concerning the interested transaction to the committee. As part of its review and approval of a related party transaction, the committee will consider whether the transaction is made on terms no less favorable than terms that would be generally available to an unaffiliated third-party under the same or similar circumstances, the extent of the related-party’s interest in the transaction and any other matters the committee deems appropriate.

Initial Public Offering
On May 9, 2014, the common units of PBFX began trading on the NYSE under the symbol “PBFX.” On May 14, 2014, PBFX completed the Offering of 15,812,500 common units representing limited partner interests at a price of $23.00 per unit that included a 2,062,500 common partnership unit over-allotment option that was fully exercised by the underwriters.
On May 14, 2014 in exchange for assets contributed at historical cost, PBF Energy received:
•74,053 common units and 15,886,553 subordinated units, representing an aggregate 50.2% limited partner interest;
•all of PBFX's incentive distribution rights; and
•an aggregate cash distribution of $328.7 million to certain of PBF Energy's wholly-owned subsidiaries.
Acquisitions
DCR West Rack Acquisition
On September 16, 2014, the Partnership acquired the DCR West Rack located at PBF Energy's Delaware City refinery, for total consideration paid to PBF LLC of $150,000, consisting of $135,000 of cash and $15,000 of Partnership common units, or 589,536 common units (the “DCR West Rack Acquisition”). The DCR West Rack Acquisition closed on September 30, 2014.
Toledo Storage Facility Acquisition
On December 2, 2014, the Partnership acquired the Toledo Storage Facility located at PBF Energy's Toledo refinery, including a propane storage and loading facility, for total consideration paid to PBF LLC of $150,000, consisting of $135,000 of cash and $15,000 of Partnership common units, or 620,935 common units (the “Toledo Storage Facility Acquisition”). The Toledo Storage Facility Acquisition closed on December 11, 2014.
After completion of the Toledo Storage Facility Acquisition, PBF LLC owns 1,284,524 common units and 15,886,553 subordinated units, representing an aggregate 52.1% limited partner interest.

Distributions and Payments to Our General Partner and its Affiliates
We will generally make cash distributions to our unitholders pro rata, including PBF LLC, as the holder of all of our IDRs, 1,284,524 common units and 15,886,553 subordinated units. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, PBF Energy will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. Total cash distributions paid to PBF LLC in 2014 was $7.5 million.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, PBF Energy would receive an annual distribution of approximately $20.6 million on its common and subordinated units.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the Second A&R Omnibus Agreement or the Second A&R Services Agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed.
If our general partner withdraws or is removed, the incentive distribution rights, which are all held by PBF LLC, will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
If we are ever liquidated, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements with PBF Energy
Commercial Agreements
We currently derive all of our revenue from long-term, fee-based agreements with PBF Holding, a subsidiary of PBF Energy (for terminaling and storage services), supported by fee escalations for inflation adjustments and certain increases in our operating costs. We believe the terms and conditions under these agreements, as well as our other agreements with PBF Holding described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
Delaware City Rail Terminaling Services Agreement
In connection with the Offering, we entered into the DCR Terminaling Agreement under which the Partnership provides terminaling services at the DCR Rail Terminal to PBF Holding. PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 75,000 bpd through September 30, 2014 and of at least 85,000 bpd for each quarter thereafter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel for volumes that exceed the minimum throughput commitment.
Toledo Truck Unloading & Terminaling Services Agreement
In connection with the Offering, we entered into the Toledo Terminaling Agreement under which the Partnership provides terminaling services at the Toledo Truck Terminal to PBF Holding. PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 5,500 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel.
Delaware West Ladder Rack Terminaling Services Agreement
In connection with the DCR West Rack Acquisition on October 1, 2014, PBF Holding and Delaware City Terminaling II (“DCT II”) entered into the West Ladder Rack Terminaling Agreement under which the Partnership, through DCT II, provides rail terminaling services to PBF Holding. The initial term of the West Ladder Rack Terminaling Agreement is approximately seven years. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes on the DCR West Rack of a minimum throughput commitment of 40,000 bpd for a fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter.

Toledo Storage Facility Storage and Terminaling Services Agreement
In connection with the Toledo Storage Facility Acquisition on December 12, 2014, PBF Holding and Toledo Terminaling entered into the Toledo Storage Facility Storage and Terminaling Agreement under which the Partnership, through Toledo Terminaling, provides storage lease and terminaling services to PBF Holding. Under the Toledo Storage Facility Storage and Terminaling Agreement, the Partnership provides PBF Holding with storage lease and throughput services in return for storage and throughput fees.
The storage lease requires the Partnership to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the products rack and the overall capacity of the Toledo Storage Facility Assets. PBF Holding pays a lease fee of $0.50 per barrel of shell capacity dedicated to PBF Holding under the Toledo Storage Facility Storage and Terminaling Agreement.The minimum throughput commitment for the propane storage and loading facility is at least 4,400 bpd for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and in excess of the minimum throughput commitment.
Omnibus Agreement
In connection with the Offering, we entered into the Omnibus Agreement. The Omnibus Agreement addresses the following matters:

•	our obligation to pay PBF LLC an administrative fee;

•	our obligation to reimburse PBF LLC for an allocation of the salaries and benefits costs of employees who devote more than 50% of their time to PBFX;

•	our agreement to reimburse PBF LLC for all other direct or allocated costs and expenses incurred by PBF LLC on our behalf;

•	PBF LLC’s agreement not to compete with us under certain circumstances, subject to certain exceptions;

•
our right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions;

•	a license to use the PBF Logistics trademark and name; and

•
PBF Holding’s agreement to reimburse us for certain expenditures up to $20,000 per event (net of any insurance recoveries) related to the Contributed Assets for a period of five years after the closing of the Offering, and PBFX's agreement to bear the costs associated with the expansion of the DCR Rail Terminal and DCR West Rack crude unloading capability, as well as the Toledo Storage Facility expansion.

On September 30, 2014, the Omnibus Agreement was amended and restated in connection with the acquisition of the DCR West Rack (the “A&R Omnibus Agreement”). The annual administrative fee to be paid by the Partnership to PBF Energy increased from $2.3 million to approximately $2.5 million. On December 12, 2014, the A&R Omnibus Agreement was amended and restated in connection with the acquisition of the assets of our Toledo Storage Facility (the “Second A&R Omnibus Agreement”). The Second A&R Omnibus Agreement clarifies the reimbursements to be made by the Partnership to PBF LLC and from PBF LLC to the Partnership. The annual administrative fee to be paid by the Partnership to PBF Energy increased from approximately $2.5 million to $2.7 million.
Services Agreement
In connection with the closing of the Offering we entered into an operation and management services and secondment agreement (the “Services Agreement”) with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, we paid an annual fee of $0.5 million to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Second A&R Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.
On September 30, 2014, the Services Agreement was amended and restated for the acquisition of the DCR West Rack (the “A&R Services Agreement”). The annual fee payable under the A&R Services Agreement increased from approximately $0.5 million to $0.8 million. On December 12, 2014, PBF Holding, DCR, Delaware City Terminaling, Toledo Terminaling, TRC, the Partnership and PBF GP entered into the Second Amended and Restated Operation and Management Services and Secondment Agreement (the “Second A&R Services Agreement”) to incorporate the Toledo Storage Facility into its provisions and increase the annual fee to be paid by the Partnership from $0.8 million to $4.4 million. All fees to be paid pursuant to the Second A&R Services Agreement are indexed for inflation.
For amounts paid by us or PBF Holding, as applicable, under the above described agreements, see Note 11—Related Party Transactions to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For fiscal year 2014, Deloitte & Touche LLP billed the following fees and expenses for the indicated services:

Deloitte Fiscal Year Ended 12/31/14
Audit Fees and Expenses	$393,750
Audit-related Fees	79,425
Tax Fees	214,700
All Other Fees	—
Total Fees and Expenses	$687,875
Audit fees paid for the services of Deloitte during fiscal year 2014 include services related to the audits of our consolidated financial statements and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal year ended December 31, 2014 financial statements regardless of the timing of payment for those fees and expenses.
All engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the audit committee of the board of directors of our general partner. During the portion of the year ended December 31, 2014, following the Offering, all of the services performed for us by Deloitte were pre-approved by the audit committee.
The table above presents fees paid to Deloitte following our Offering in connection with the audit of our fiscal year ended December 31, 2014 financial statements. PBF Energy paid $0.9 million of fees to Deloitte in connection with auditing the carve-outs Predecessor historical financial statements. Prior to incurring the fees described above, we were accounted for as part of PBF Energy and do not have audit or related fees prior to such time.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   1. Financial Statements. The consolidated financial statements of PBF Logistics LP and subsidiaries, required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements beginning on page F-1.
2. Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

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

3.3	Certificate of Formation of PBF Logistics GP LLC (incorporated by reference herein to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
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

10.3
Contribution Agreement dated as of December 2, 2014 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on December 5, 2014).

10.4
Second Amended and Restated Omnibus Agreement dated as of December 12, 2014 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.5
Second Amended and Restated Operation and Management Services and Secondment Agreement dated as of December 12, 2014 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.6
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

10.8*	Increase Agreement, dated as of December 5, 2014.

10.9
Delaware City Rail Terminaling Services Agreement dated as of May 14, 2014 by and between PBF Holding Company LLC and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.10
Amended and Restated Toledo Truck Unloading & Terminaling Service Agreement effective June 1, 2014 (incorporated by reference herein to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-36446) filed on August 13, 2014).

10.10.1
Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.11
Delaware City West Ladder Rack Terminaling Services Agreement dated as of October 1, 2014 among PBF Holding Company LLC and Delaware City Terminaling Company II LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on October 2, 2014).

10.12
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.13#
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.14#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 22, 2014).
10.15	Form of Indemnification Agreement (incorporated by reference herein to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 22, 2014).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, dated February 26, 2015
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date	February 26, 2015		By:	/s/ Thomas J. Nimbley
Thomas J. Nimbley Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
Each of the officers and directors of the registrant, whose signature appears below, in so signing, also makes, constitutes and appoints each of Erik Young, Matthew Lucey and Jeffrey Dill, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Director	February 26, 2015
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	February 26, 2015
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 26, 2015
(John Barone)	(Principal Accounting Officer)

/s/ Thomas D. O’Malley	Chairman of the	February 26, 2015
(Thomas D. O’Malley)	Board of Directors

/s/ Matthew C. Lucey	Executive Vice President	February 26, 2015
(Matthew C. Lucey)	and Director

/s/ Michael D. Gayda	Director	February 26, 2015
(Michael D. Gayda)

/s/ Bruce A. Jones	Director	February 26, 2015
(Bruce A. Jones)

/s/ George E. Odgen	Director	February 26, 2015
(George E. Ogden)

/s/ Dave Roush	Director	February 26, 2015
(Dave Roush)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Limited Partnership of PBF Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
3.2
Second Amended and Restated Agreement of the Limited Partnership of PBF Logistics LP dated as of September 15, 2014 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 19, 2014).

3.3	Certificate of Formation of PBF Logistics GP LLC (incorporated by reference herein to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
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

10.3
Contribution Agreement dated as of December 2, 2014 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on December 5, 2014).

10.4
Second Amended and Restated Omnibus Agreement dated as of December 12, 2014 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.5
Second Amended and Restated Operation and Management Services and Secondment Agreement dated as of December 12, 2014 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.6
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

10.8*	Increase Agreement, dated as of December 5, 2014.
10.9
Delaware City Rail Terminaling Services Agreement dated as of May 14, 2014 by and between PBF Holding Company LLC and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.10
Amended and Restated Toledo Truck Unloading & Terminaling Service Agreement effective June 1, 2014 (incorporated by reference herein to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-36446) filed on August 13, 2014).

10.10.1
Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.11
Delaware City West Ladder Rack Terminaling Services Agreement dated as of October 1, 2014 among PBF Holding Company LLC and Delaware City Terminaling Company II LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on October 2, 2014).

10.12
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.13#
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.14#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 22, 2014).
10.15	Form of Indemnification Agreement (incorporated by reference herein to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 22, 2014).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, dated February 26, 2015
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.