Form 10-Q
period 2015-03-31
PBF Logistics LP
filed 2015-05-01
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2015, there were 17,097,024 common units and 15,886,553 subordinated units outstanding.

PBF LOGISITICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and as of March 31, 2015 owned 94.3% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”). PBF LLC holds a 52.1% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 47.9% limited partner interest owned by public unit holders as of March 31, 2015.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to May 14, 2014, refer to PBF MLP Predecessor, our predecessor for accounting purposes, which includes assets, liabilities and results of operations of certain crude oil and refined product terminaling and storage assets, previously operated and owned by PBF Holding subsidiaries Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC (“TRC”). PBF Holding, together with its subsidiaries, owns and operates three oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

On September 30, 2014, the Partnership acquired from PBF Holding the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery with total throughput capacity of at least 40,000 barrels per day. In addition, on December 11, 2014, the Partnership acquired from PBF LLC a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the “Toledo Storage Facility”). These transactions are collectively referred to as “Acquisitions from PBF.” The Acquisitions from PBF were transfers between entities under common control. Accordingly, the financial information of the Predecessor and the Partnership contained herein have been retrospectively adjusted to include the historical results of the Acquisitions from PBF for all periods presented prior to the effective date of each transaction.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors”, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, which we refer to as our 2014 Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission ("SEC"). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	our limited operating history as a separate public partnership;

•	changes in general economic conditions;

•	our ability to make, complete and integrate acquisitions from affiliates or third parties;

•	our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply of, and demand for, crude oil, refined products and logistics services;

•	our ability to successfully implement our business plan;

•	our dependence on PBF Energy for all of our revenues and, therefore, we are subject to the business risks of PBF Energy;

•	all of our revenue is generated at two of PBF Energy’s facilities, and any adverse development at either facility could have a material adverse effect on us;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to handling crude oil;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	changes in the availability and cost of capital;

•	the effects of existing and future laws and governmental regulations, including those related to the shipment of crude oil by trains;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for PBF Energy’s refined products and the differential in the prices of different crude oils;

•	the suspension, reduction or termination of PBF Energy’s obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, PBF Energy’s facilities or third-party facilities on which our business is dependent;

•	incremental costs as a stand-alone public company;

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

PART 1 - FINANCIAL INFORMATION

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$20,179	$14,165
Accounts receivable - affiliates	13,950	11,630
Prepaid expenses and other current assets	240	295
Total current assets	34,369	26,090
Property, plant and equipment, net	130,978	130,779
Marketable securities	234,939	234,930
Other assets, net	1,991	2,152
Total assets	$402,277	$393,951
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$2,922	$3,223
Accounts payable and accrued liabilities	1,357	1,021
Total current liabilities	4,279	4,244
Long-term debt	510,000	510,000
Other long-term liabilities	—	—
Total liabilities	514,279	514,244

Commitments and contingencies (Note 8)

Equity:
Common unitholders - Public (15,812,500 units issued and outstanding)	340,000	336,369
Common unitholder - PBF LLC (1,284,524 units issued and outstanding)	(165,932)	(167,787)
Subordinated unitholder - PBF LLC (15,886,553 units issued and outstanding)	(286,070)	(288,875)
Total equity	(112,002)	(120,293)
Total liabilities and equity	$402,277	$393,951

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three months ended March 31,
	2015	2014*
		Predecessor

Revenue from affiliates	$30,565	$—

Costs and expenses:
Operating and maintenance expenses	7,481	4,006
General and administrative expenses	2,963	693
Depreciation and amortization	1,447	676
Total costs and expenses	11,891	5,375

Income (loss) from operations	18,674	(5,375)

Other income (expense):
Interest expense, net and other financing costs	(1,803)	—
Amortization of loan fees	(162)	—
Net income (loss)	16,709	$(5,375)
Less: Net loss attributable to Predecessor	—
Limited partners' interest in net income attributable to the Partnership	$16,709

Net income per limited partner unit:
Common units - basic	$0.51
Common units - diluted	0.51
Subordinated units- basic and diluted	0.51
Weighted average limited partner units outstanding:
Common units - basic	17,097,024
Common units - diluted	17,117,261
Subordinated units- basic and diluted	15,886,553

Cash distributions paid per unit	$0.33
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.

See notes to condensed consolidated financial statements.

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended March 31,
	2015	2014*
		Predecessor
Cash flows from operating activities:
Net income (loss)	$16,709	$(5,375)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,447	676
Amortization of deferred financing fees	162	—
Unit-based compensation expense	930	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(2,320)	—
Prepaid expenses and other current assets	55	—
Accounts payable - affiliates	(301)	—
Accounts payable and accrued liabilities	245	—
Other assets and liabilities	(15)	—
Net cash provided by (used in) operations	16,912	(4,699)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(17)	(9,384)
Purchase of marketable securities	(689,693)	—
Maturities of marketable securities	689,697	—
Net cash (used in) provided by investing activities	(13)	(9,384)

Cash flows from financing activities:
Parent contributions	—	14,083
Distributions to unitholders	(10,885)	—
Net cash (used in) provided by financing activities	(10,885)	14,083

Net change in cash and cash equivalents	6,014	—
Cash and cash equivalents at beginning of year	14,165	—
Cash and cash equivalents at end of period	$20,179	$—

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$1,628	$—
Accrued capital expenditures	—	188
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and as of March 31, 2015 owned 94.3% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”) of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). PBF LLC holds a 52.1% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 47.9% limited partner interest owned by public unit holders as of March 31, 2015.

PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates. The Partnership does not take ownership of or receive any payments based on the value of the crude oil or products that it handles and does not engage in the trading of any commodities. PBFX's assets are integral to the operations of PBF Energy's refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Subsequent to the Offering, PBFX generates all of its revenues from transactions with PBF Holding.

In connection with the Offering, PBF LLC contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to the Partnership. The assets were owned and operated by PBF Holding’s subsidiaries, Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC (“TRC”), and were contributed to the Partnership in connection with the Offering. PBF Holding, together with its subsidiaries, owns and operates three oil refineries and related facilities in North America. PBF Energy, through its ownership in PBF LLC, controls all of the business affairs of PBFX and PBF Holding.

PBFX's initial assets consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which was part of PBF Holding’s Toledo, Ohio refinery, which together with the DCR Rail Terminal, we refer to as the IPO Assets. In connection with the Offering, the IPO Assets were distributed from PBF Holding to PBF LLC. The DCR Rail Terminal consists of a double loop track and ancillary pumping and unloading equipment. Construction of the DCR Rail Terminal began in July 2012 and it commenced operations in February 2013. The Toledo Truck Terminal commenced operations in December 2012 with one lease automatic custody transfer (“LACT”) unit. Two additional LACT units were made operational in May 2013. In July 2013, a fourth LACT unit was purchased that had previously been owned and operated at the Toledo Truck Terminal by a vendor in connection with a crude oil supply agreement. The IPO Assets, along with the LACT units placed into service in June 2014, operate within the totality of the Toledo refinery and adjacent to the Delaware City refinery. The IPO Assets did not generate third party or affiliate revenue prior to the Offering. However, subsequent to the Offering, both of the IPO Assets have generated affiliate revenue.

On September 30, 2014, the Partnership acquired from PBF LLC the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery with total throughput capacity of at least 40,000 barrels per day ("bpd"). In addition, on December 11, 2014, the Partnership acquired from PBF LLC a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the “Toledo Storage Facility”). These transactions are collectively referred to as “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, Toledo Truck Terminal, DCR West Rack and Toledo Storage Facility are collectively referred to as the “Contributed Assets.”

The Acquisitions from PBF were a transfer of assets between entities under common control. Accordingly, the accompanying financial statements and related notes of the PBF MLP Predecessor (the "Predecessor"), our predecessor for accounting purposes, and the Partnership have been retrospectively adjusted to include the historical

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

results of the DCR West Rack and Toledo Storage Facility for all periods presented prior to the effective date of each transaction. The financial statements of our Predecessor, the DCR West Rack and Toledo Storage Facility have been prepared from the separate records maintained by subsidiaries of PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if they were operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate expenses applicable to PBF Energy as a whole. See Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX and the Predecessor, as applicable, for the periods presented. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year.

The financial statements presented in this Quarterly Report on Form 10-Q include the condensed consolidated financial results of the Predecessor for the period presented prior to May 13, 2014, and the condensed consolidated financial results of PBFX for the period beginning after May 14, 2014, the completion date of the Offering. The Predecessor did not historically operate its respective assets for the purpose of generating revenues independent of other PBF Energy businesses prior to the Offering or for assets acquired in the Acquisitions from PBF prior to their effective dates. All intercompany accounts and transactions have been eliminated. The balance sheets as of March 31, 2015 and December 31, 2014 present solely the consolidated financial position of PBFX.

2. ACQUISTIONS
In 2014, following the Offering, PBFX completed the Acquisitions from PBF, pursuant to which PBFX acquired from PBF LLC the following assets:

•	the DCR West Rack, which consists of a heavy crude oil rail unloading facility at the Delaware City refinery with total throughput capacity of at least 40,000 bpd; and

•	the Toledo Storage Facility, which consists of a tank farm and related facilities, including a propane storage and loading facility, located at PBF Energy's Toledo refinery.
See the Annual Report on Form 10-K for the year ended December 31, 2014 of PBF Logistics LP for additional information regarding the Acquisitions from PBF and the commercial agreements executed in connection with these acquisitions.
The following tables present the Partnership's statement of financial position and results of operations giving effect to the Acquisitions from PBF. For the three months ended March 31, 2014, the consolidated results of the DCR West Rack prior to the DCR West Rack acquisition are included under “DCR West Rack” and the consolidated results of the Toledo Storage Facility prior to the Toledo Storage Facility acquisition are included under “Toledo Storage Facility.” The consolidated results of the DCR Rail Terminal and the Toledo Truck Rack are included in “PBF Logistics LP.”

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

	Three Months Ended March 31, 2014
	Predecessor	DCR West Rack	Toledo Storage Facility	Consolidated Results

Revenues from affiliates	$—	$—	$—	$—

Costs and expenses:
Operating and maintenance expenses	1,536	—	2,470	4,006
General and administrative expenses	633	30	30	693
Depreciation and amortization	291	—	385	676
Total costs and expenses	2,460	30	2,885	5,375

Income (loss) from operations	(2,460)	(30)	(2,885)	(5,375)

Other income (expense):
Interest expense, net and other financing costs	—	—	—	—
Amortization of loan fees	—	—	—	—
Net Income (loss)	(2,460)	(30)	(2,885)	(5,375)
Less: Net income (loss) attributable to Predecessor	(2,460)	(30)	(2,885)	(5,375)
Limited partners' interest in net income attributable to the Partnership	$—	$—	$—	$—

3. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Land	$2,207	$2,207
Terminals and equipment	80,974	80,893
Storage equipment	55,232	55,006
Construction in progress	1,793	454
	140,206	138,560
Accumulated depreciation	(9,228)	(7,781)
Property, plant and equipment, net	$130,978	$130,779

4. DEBT
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
The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The Partnership has the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $275,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

of certain conditions. The Revolving Credit Facility includes a $25,000 sublimit for standby letters of credit and for swingline loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations designated by the Partnership are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on the Partnership’s assets (including the Partnership’s equity interests in Delaware City Terminaling Company LLC) and those of the Partnership’s restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.
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
At March 31, 2015, PBFX had $275,100 outstanding under the Revolving Credit Facility and $234,900 outstanding under the Term Loan. Both the Revolving Credit Agreement and Term Loan contain covenants that limit or restrict the Partnership's ability to make cash distributions. The Partnership is required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period.

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
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs. The terms of the marketable securities range from one to three months and are classified on the balance sheet as non-current assets. The gross unrecognized holding gains and losses as of March 31, 2015 were not material. As of March 31, 2015, these investments are used as collateral to secure the Term Loan (as defined above) and are intended to be used only to fund future capital expenditures.
The estimated fair values of the Revolving Credit Facility and Term Loan approximates their carrying values, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.

5. EQUITY
PBFX had 15,812,500 common units held by the public outstanding as of March 31, 2015. PBF Energy owns 1,284,524 of PBFX's common units and 15,886,553 of PBFX's subordinated units constituting an aggregate of 52.1% of PBFX's limited partner interest. In accordance with the Partnership Agreement, PBF Energy's subordinated units will convert into common units on a one-for-one basis once PBFX has met specified distribution targets and successfully completed other tests set forth in the Partnership Agreement.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

Equity Activity
The summarized changes in the carrying amount of our equity during the three months ended March 31, 2015 are as follows:

	Common Units - Public	Common Units - PBF	Subordinated Units - PBF	Total
Balance at December 31, 2014	$336,369	$(167,787)	$(288,875)	$(120,293)
Quarterly cash distributions to unitholders	(5,309)	(424)	(5,243)	(10,976)
Net income attributable to Partnership	8,010	651	8,048	16,709
Contribution from PBF LLC	—	1,628	—	1,628
Unit-based compensation expense	930	—	—	930
Balance at March 31, 2015	$340,000	$(165,932)	$(286,070)	$(112,002)

Allocations of Net Income
The Partnership Agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to PBF LLC.

Cash distributions
PBFX's partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. On March 4, 2015, we paid a quarterly cash distribution, based on the results of the fourth quarter of 2014, totaling $10,885, or $0.33 per unit to unitholders of record on February 23, 2015.
The allocation of total quarterly cash distributions to general and limited partners is as follows for the three months ended March 31, 2015. The Partnership's distributions are declared subsequent to quarter end; therefore, the table represents total cash distributions applicable to the period in which the distributions are earned:

Three months ended March 31, 2015
Incentive distribution rights - PBF LLC	$29
Limited partners’ distributions:
Common – public	5,631
Common – PBF LLC	450
Subordinated – PBF LLC	5,560
Total limited partners’ distributions	11,670
Total cash distributions (1)	$11,574
____________________
(1) Excludes phantom unit distributions which are accrued and paid upon vesting.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

6. UNIT-BASED COMPENSATION
PBF GP's board of directors adopted the PBF Logistics LP 2014 Long-Term Incentive Plan (the “LTIP ”) in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.
In May and August 2014, PBFX issued phantom unit awards under the LTIP to certain directors, officers and employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX's common units on that date. The estimated fair value of PBFX's phantom units is amortized over the vesting period of four years, using the straight-line method.
In 2015, upon retirement of certain of PBF GP's officers, phantom units held by these individuals accelerated vesting pursuant to the terms of their grant agreements.
Unit-based compensation expense related to the Partnership that was included in the Partnership's condensed consolidated statements of operations was $930, inclusive of $510 associated with the accelerated vesting of certain phantom units described above, for the period ended March 31, 2015.

7. NET INCOME PER UNIT
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
Diluted net income per unit includes the effects of potentially dilutive units of PBFX's common units that consist of unvested phantom units. For the three months ended March 31, 2015 there were no anti-dilutive phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
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

Three Months Ended March 31, 2015
Net income	$16,709
Less distributions declared on:
Limited partner common units - public	5,631
Limited partner common units - PBF LLC	450
Limited partner subordinated units - PBF LLC	5,560
Incentive distribution rights - PBF LLC	29
Total distributions declared	11,670
Earnings less than distributions	$5,039

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

	Three Months Ended March 31, 2015
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income (loss):
Distributions declared	$5,631	$450	$5,560	$29	$11,670
Earnings less than distributions	2,379	201	2,488	(29)	5,039
Net income (loss)	$8,010	$651	$8,048	$—	$16,709

Weighted-average units outstanding - basic	15,812,500	1,284,524	15,886,553
Weighted-average units outstanding - diluted	15,832,737	1,284,524	15,886,553

Net income per limited partner unit - basic	$0.51	$0.51	$0.51
Net income per limited partner unit - diluted	$0.51	$0.51	$0.51

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

8. COMMITMENTS AND CONTINGENCIES
The DCR Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively, the “Appellants”) regarding an air permit DCR obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the DCR Rail Terminal violate the Delaware Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (“EAB”) and appeals Secretary's Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants' appeal for lack of standing. Sierra Club and Delaware Audubon appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State of Delaware and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeals. The Appellants have appealed to the Delaware Supreme Court and briefing on the case is scheduled to occur in the second and third quarters of 2015. If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material effect on PBFX's financial condition, results of operations, cash flows and ability to make distributions to its unitholders.

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
In connection with PBF Holding’s acquisition of the DCR assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations. In connection with its acquisition of the DCR assets and the Paulsboro refinery, PBF Holding and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with PBF Energy's Toledo refinery acquisition, Sunoco Inc. (R&M) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.

9. RELATED PARTY TRANSACTIONS

Commercial Agreements
The Partnership has various long-term, fee-based commercial agreements with PBF Holding under which PBFX provides rail, trucking, terminal distribution and storage services to PBF Holding, and PBF Holding commits to provide the Partnership with minimum monthly throughput volumes of crude oil and refined products. If, in any calendar quarter, PBF Holding fails to meet its minimum volume commitments under these agreements, it will be required to pay a shortfall payment. The Partnership believes the terms and conditions under these agreements, as well as other agreements with PBF Holding described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. These commercial agreements with PBF Holding have initial terms ranging from approximately seven to ten years and include:
•a rail terminaling services agreement with PBF Holding, with an initial term of approximately seven years, under which the Partnership provides terminaling services at the DCR Rail Terminal;

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

•a truck unloading and terminaling services agreement with PBF Holding, with an initial term of approximately seven years, under which the Partnership provides terminaling services at the Toledo Truck Terminal;
•a terminaling services agreement, with an initial term of approximately seven years, under which the Partnership provides rail terminaling services to PBF Holding at the DCR West Rack; and
•a storage and terminaling services agreement, with an initial term of approximately ten years, under which the Partnership provides storage and terminaling services to PBF Holding at the Toledo Storage Facility.
Each of these commercial agreements contain minimum volume commitments. Additionally, the storage and terminaling services agreement contains minimum requirements for the amount of storage contracted by PBF Holding. The fees under each commercial agreement are indexed for inflation and the agreements give PBF Holding the option to renew for two additional five-year terms following the expiration of the initial term.

Other Agreements
In addition to the commercial agreements described above, the Partnership also entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which addresses the payment of an annual fee, in the amount of $2,225 per year, for the provision of various general and administrative services, among other matters, and an operations and management services and secondment agreement with PBF Holding and certain of its subsidiaries under which PBFX reimburses PBF Holding for the provision of certain operational services to the Partnership in support of its operations, including operational services performed by certain of PBF Holding's field-level employees.

Predecessor Transactions
Related-party transactions of the Predecessor were settled through division equity.

Summary of Transactions
A summary of revenue and expense transactions with our affiliates, including expenses directly charged and allocated to our Predecessor, is as follows:

	Three Months Ended March 31,
	2015	2014
Revenues	$30,565	$—
Operating and maintenance expenses	1,100	273
General and administrative expenses	1,181	466

10. SEGMENT INFORMATION
The Partnership's operations are organized into two reportable segments, Terminaling and Storage. Operations that are not included in the Terminaling and Storage segments are included in Corporate. Intersegment transactions are eliminated in the consolidated financial statements and are included in Eliminations.
Our Terminaling segment consists of the following assets:
•the DCR Rail Terminal, which serves PBF Energy’s Delaware City and Paulsboro refineries and has an unloading capacity of 130,000 bpd;
•the DCR West Rack, which serves PBF Energy’s Delaware City refinery with total throughput capacity of at least 40,000 bpd;

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

•the Toledo Truck Terminal, which serves PBF Energy’s Toledo refinery, comprised of six LACT units and has unloading capacity of 22,500 bpd; and
•a propane truck loading facility, located within the Toledo Storage Facility, which is part of PBF Energy's Toledo, Ohio refinery, with a throughput capacity of approximately 11,000 barrels bpd.
Our Storage segment consists of the following asset:
•the Toledo Storage Facility, excluding the propane truck loading facility, which services the Toledo refinery and consists of 30 tanks for storing crude oil, refined products and intermediates. The aggregate capacity of the Toledo Storage Facility is approximately 3.9 million barrels, of which 1.3 million barrels are dedicated to crude oil storage and 2.6 million barrels are allocated to refined products and intermediates.
Revenues are generated from commercial agreements entered into with PBF Holding under which PBF Holding pays the Partnership fees for terminaling and storage of crude oil and refined products. The commercial agreements with PBF Holding are described in Note 9 of the Condensed Consolidated Financial Statements in this Form 10-Q. The Partnership does not have any foreign operations.
The operating segments adhere to the accounting polices used for the combined consolidated financial statements, as described in Note 2 of the Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014. The Partnership's operating segments are strategic business units that offer different services in different geographical locations. PBFX has evaluated the performance of each operating segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the operating segment, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with a specific operating segment.

	Three Months Ended March 31, 2015
	Terminaling	Storage	Corporate	Consolidated Total
Revenues	$25,039	$5,526	$—	$30,565
Depreciation and amortization expense	805	642	—	1,447
Income (loss) from operations	18,660	2,977	(2,963)	18,674
Interest expense, net and amortization of loan fees	—	—	(1,965)	(1,965)
Capital expenditures	17	—	—	17

	Three Months Ended March 31, 2014
	Predecessor
	Terminaling	Storage	Corporate	Consolidated Total
Revenues	$—	$—	$—	$—
Depreciation and amortization expense	292	384	—	676
Income (loss) from operations	(2,217)	(2,465)	(693)	(5,375)
Interest expense, net and amortization of loan fees	—	—	—	—
Capital expenditures	7,949	1,435	—	9,384

	Balance at March 31, 2015
	Terminaling	Storage	Corporate	Consolidated Total
Total assets	$89,988	$55,059	$257,230	$402,277

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

	Balance at December 31, 2014
	Terminaling	Storage	Corporate	Consolidated Total
Total assets	$89,441	$53,038	$251,472	$393,951

11. SUBSEQUENT EVENTS

Cash distribution
On April 30, 2015, PBF GP's board of directors declared a cash distribution, based on the results of the first quarter of 2015, totaling $11,670, or $0.35 per unit. This distribution will be paid on May 29, 2015 to unitholders of record on May 15, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations in our 2014 Form 10-K . This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our 2014 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the Offering refer to the Predecessor or for assets acquired in the Acquisitions from PBF prior to the effective date of each acquisition. For periods subsequent to the Offering or effective date of each Acquisition from PBF, these terms refer to the Partnership and its subsidiaries.

Overview
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. On May 14, 2014, PBFX completed the Offering of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). PBFX filed a registration statement on Form S-1, with respect to the Offering, with the SEC which was declared effective on May 8, 2014. On May 9, 2014, PBFX’s common units began trading on the New York Stock Exchange under the symbol “PBFX”. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and as of March 31, 2015 owned 94.3% of the total economic interest in PBF LLC. PBF LLC holds a 52.1% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 47.9% limited partner interest owned by public unit holders as of March 31, 2015.
The Partnership includes the assets, liabilities and results of operations of certain crude oil and refined product terminaling and storage assets, previously operated and owned by PBF Holding's subsidiaries, DCR and TRC, which were acquired in a series of transactions during 2014.
In connection with the Offering, pursuant to a contribution agreement and conveyance agreement, PBF LLC contributed a light crude oil rail unloading terminal at the Delaware City refinery that can also service the Paulsboro refinery (which we refer to as the “DCR Rail Terminal”) and a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”). Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to our Predecessor.

On September 30, 2014, the Partnership acquired from PBF LLC the DCR West Rack, a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery with total throughput capacity of at least 40,000 barrels per day. In addition, on December 11, 2014, the Partnership acquired from PBF LLC the Toledo Storage Facility, a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility.

The condensed consolidated financial statements presented in this Form 10-Q include the consolidated financial results of our Predecessor, for periods presented through May 13, 2014, and the consolidated financial results of PBFX for the period beginning May 14, 2014, the date of the Offering. The balance sheet as of March 31, 2015 and December 31, 2014 presents solely the consolidated financial position of PBFX. We recorded the Acquisitions from PBF at PBF Energy's historical book value, as the Acquisitions from PBF were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of the Predecessor and PBFX contained herein to include the historical results of the DCR West Rack and Toledo Storage Facility prior to the effective date of each transaction.
Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support. Upon closing of the Offering and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its three refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Our assets consist of the DCR Rail Terminal, Toledo Truck Terminal, the DCR West Rack and the Toledo Storage Facility (collectively referred to as the “Contributed Assets”), which are integral components of the crude oil delivery and storage operations at all three of PBF Energy’s refineries. The Contributed Assets located in Delaware are owned by our subsidiary, Delaware City Terminaling Company LLC (“Delaware City Terminaling”) and the Contributed Assets located in Ohio are owned by our subsidiary, Toledo Terminaling Company LLC (“Toledo Terminaling”).

Agreements with PBF Energy

Commercial Agreements
The Partnership has various long-term, fee-based commercial agreements with PBF Holding under which PBFX provides rail receipts, trucking loading and storage services to PBF Holding, and PBF Holding commits to provide the Partnership with minimum monthly throughput volumes or in service tank storage of crude oil and refined products. If, in any calendar quarter, PBF Holding fails to meet its minimum volume commitments under these agreements, it will be required to pay a shortfall payment. The Partnership believes the terms and conditions under these agreements, as well as other agreements with PBF Holding described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. These commercial agreements with PBF Holding have initial terms ranging from approximately seven to ten years and include:
•a rail terminaling services agreement with PBF Holding, with an initial term of approximately seven years, under which the Partnership provides terminaling services at the DCR Rail Terminal;
•a truck unloading and terminaling services agreement with PBF Holding, with an initial term of approximately seven years, under which the Partnership provides terminaling services at the Toledo Truck Terminal;
•a terminaling services agreement, with an initial term of approximately seven years, under which the Partnership provides rail terminaling services to PBF Holding at the DCR West Rack; and
•a storage and terminaling services agreement, with an initial term of approximately ten years, under which the Partnership provides a storage and terminaling services to PBF Holding at the Toledo Storage Facility.
Each of these commercial agreements contain minimum volume commitments. Additionally, the storage and terminaling services agreement contains minimum requirements for the amount of storage contracted by PBF Holding. The fees under each commercial agreement are indexed for inflation and the agreements give PBF Holding the option to renew for two additional five-year terms following the expiration of the initial term.

Other Agreements
In addition to the commercial agreements described above, the Partnership also entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which addresses the payment of an annual fee for the provision of various general and administrative services, among other matters, and an operations and management services and secondment agreement with PBF Holding and certain of its subsidiaries under which PBFX reimburses PBF Holding for the provision of certain operational services to the Partnership in support of its operations, including operational services performed by certain of PBF Holding's field-level employees. Pursuant to the omnibus agreement, as amended, the annual fee of $2.7 million per year was reduced to $2.2 million per year effective as of January 1, 2015.

Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences in the way our Predecessor historically reported revenues for services provided to PBF Energy and the way we record revenues subsequent to the closing of the Offering and effective dates of the Acquisitions from PBF. Our assets have historically been a part of the integrated operations of PBF Energy, and the operation of our assets did not generate third-party or inter-entity revenue. Following the closing of the Offering and effective dates of the Acquisitions from PBF, revenues are generated from the commercial agreements that we entered into with PBF Holding under which we receive revenues for logistics services. These contracts contain minimum volume commitments and fees that are indexed for inflation.
General and Administrative Expenses. Historically, our general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by PBF Energy for general corporate services, such as treasury, accounting and legal services. These expenses were allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Following the reduction in the annual fee payable under the omnibus agreement described above, PBF Energy charges us an annual fee of $2.2 million for the provision of various centralized administrative services. Additionally, we reimburse our general partner and its affiliates, including subsidiaries of PBF Energy, for the salaries and benefits costs of employees who devote more than 50% of their time to us, which we currently estimate will be approximately $2.5 million annually. We also expect to incur $4.5 million of incremental annual general and administrative expense as a result of being a publicly traded partnership.

Financing. We have made, and intend to make, cash distributions to our unitholders at a minimum distribution rate of $0.30 per unit per quarter ($1.20 per unit on an annualized basis). As a result, we expect to fund future capital expenditures primarily from the sale of U.S. Treasury or other investment grade securities used as collateral to secure obligations under our Term Loan, external sources including borrowings under our Revolving Credit Facility, and issuances of equity and debt securities. In connection with the closing of the Offering, we entered into five-year, $275.0 million revolving credit facility ("Revolving Credit Facility") and a three-year, $300.0 million term loan facility ("Term Loan"). In connection with the Acquisitions from PBF and additional capital spending, we amended the terms of our Revolving Credit Facility to increase the maximum availability under the facility from $275.0 million to $325.0 million. At March 31, 2015, we had approximately $275.1 million outstanding under the Revolving Credit Facility and approximately $234.9 million outstanding under the Term Loan.

Other Factors That Will Significantly Affect Our Results
Supply and Demand for Crude Oil and Refined Products. We generate revenue by charging fees for receiving, handling and transferring crude oil and storing and throughputting crude oil and refined products. All of our revenues are derived from fee-based commercial agreements with subsidiaries of PBF Energy with initial terms ranging from approximately seven to ten years, which enhances the stability of our cash flows. The volume of crude oil that is throughputted depends substantially on PBF Energy’s refining margins. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products.
Factors driving the prices of petroleum based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Please read “Risk Factors” in our 2014 Form 10-K.
Acquisition Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under our omnibus agreement with PBF GP, PBF LLC and PBF Holding, subject to certain exceptions, we have a right of first offer on certain logistics assets retained by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Energy’s Delaware City and Toledo refineries related to our business in the event PBF Energy permanently shuts down either the Delaware City refinery or the Toledo refinery. In addition, our commercial agreements provide us with the right to use certain assets at PBF Energy’s Delaware City or Toledo refineries in the event of a temporary shutdown. In addition, we may pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.
Third-Party Business. As of March 31, 2015, PBF Holding accounts for all of our revenues. We are examining further diversification of our customer base by potentially developing third-party throughput volumes in our existing system and expanding our asset portfolio to service third-party customers. Unless we are successful in attracting third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.

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
EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense. We define distributable cash flow as EBITDA plus non-cash unit-based compensation expense, less net cash paid for interest, maintenance capital expenditures and income taxes. Distributable cash flow will not reflect changes in working capital balances. Distributable cash flow and EBITDA are not presentations made in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
We believe that the presentation of EBITDA provides useful information to investors in assessing our financial condition and results of operations. We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance and provides investors with an enhanced perspective of the operating performance of our assets and the cash our business is generating. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. EBITDA is reconciled to net income (loss) in "—Results of Operations” below. As our Predecessor did not have distributable cash flows, a reconciliation to its most directly comparable GAAP financial measure has not been provided.

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
Combined Overview. The following tables summarize our results of operations and financial data for the three months ended March 31, 2015 and 2014. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

	Three months ended March 31,
	2015	2014*
		Predecessor
	(In thousands)

Revenue from affiliates	$30,565	$—

Operating costs and expenses:
Operating and maintenance expenses	7,481	4,006
General and administrative expenses	2,963	693
Depreciation and amortization	1,447	676
Total costs and expenses	11,891	5,375
Income (loss) from operations	18,674	(5,375)
Other income (expense):
Interest expense, net and other financing costs	(1,803)	—
Amortization of loan fees	(162)	—
Net income (loss)	16,709	$(5,375)
Less: Net loss attributable to Predecessor	—
Limited partners' interest in net income attributable to the Partnership	$16,709

Other Data:
EBITDA	$20,121	$(4,699)
Distributable cash flow	19,248	N/A
Capital expenditures	17	9,384
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.

Reconciliation of Non-GAAP Financial Measures
As described in “—How We Evaluate Our Operations,” our management uses EBITDA and distributable cash flow to analyze our performance. The following table presents a reconciliation of net income (loss) to EBITDA and distributable cash flow, the most directly comparable GAAP financial measure on a historical basis, for the periods indicated.

	Three months ended March 31,
	2015	2014*
		Predecessor
	(In thousands)
Net income (loss)	$16,709	$(5,375)
Interest expense, net	1,803	—
Amortization of loan fees	162	—
Depreciation and amortization	1,447	676
EBITDA	20,121	$(4,699)
Less: Predecessor EBITDA	—
EBITDA attributable to PBFX	20,121
Add: Non-cash unit-based compensation expense	930
Less: Interest expense, net	(1,803)
Less: Maintenance capital expenditures	—
Distributable cash flow	$19,248
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.
The following table presents a reconciliation of net cash provided by operating activities to EBITDA and distributable cash flow, for the periods indicated.

	Three months ended March 31,
	2015	2014*
		Predecessor
	(In thousands)
Net cash provided by (used in) operating activities:	$16,912	$(4,699)
Change in current assets and liabilities	2,336	—
Interest expense, net	1,803	—
Non-cash unit-based compensation expense	(930)	—
EBITDA	20,121	$(4,699)
Less: Predecessor EBITDA	—
EBITDA attributable to PBFX	20,121
Add: Non-cash unit-based compensation expense	930
Less: Interest expense, net	(1,803)
Less: Maintenance capital expenditures	—
Distributable cash flow	$19,248
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.

Summary. Our net income for the three months ended March 31, 2015 increased $22.1 million to $16.7 million from a net loss of $5.4 million for the three months ended March 31, 2014. The increase in net income was primarily due to the following:

•	an increase in revenues to $30.6 million attributable to the effect of the new commercial agreements with PBF Energy;

•	partially offset by the following:

◦	an increase in operating and maintenance expenses of $3.5 million, or 86.7%, mainly related to higher repairs and maintenance and contract labor expenses;

◦
an increase in general and administrative expenses of $2.3 million, or 327.6%, as a result of increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership and expenses associated with PBFX unit-based compensation;

◦
an increase in interest expense, net and other financing costs of $1.8 million attributable to the interest costs associated with the Term Loan and Revolving Credit Facility, partially offset by interest income associated with our marketable securities; and

◦	an increase in amortization of loan fees of $0.2 million due to the amortization of capitalized debt issuance costs associated with the Term Loan and Revolving Credit Facility.
Operating Segments
We review operating results in two reportable segments: (i) Terminaling and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net sales less operating expenses and depreciation and amortization. General and administrative expenses not included in the Terminaling and Storage segments are included in Corporate. Segment reporting is more fully discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Terminaling Segment
The following table and discussion is an explanation of our results of operations of the Terminaling segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014*
		Predecessor
	(In thousands, except per barrel amounts)

Revenue from affiliates	$25,039	$—

Operating costs and expenses:
Operating and maintenance expenses	5,574	1,925
Depreciation and amortization	805	292
Total costs and expenses	6,379	2,217
Terminaling Segment Operating Income (Loss)	$18,660	$(2,217)
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.

	Three Months Ended March 31,
	2015	2014
		Predecessor
	(In thousands)
Key Operating Information:
Throughput (barrels per day)
Delaware City Rail Terminal	48.8	N/A
DCR West Rack	37.2	N/A
Toledo Truck Terminal	6.3	N/A
Toledo Storage Facility (propane loading)	4.1	N/A
Total throughput (barrels)
Delaware City Rail Terminal	4,390.1	N/A
DCR West Rack	3,345.9	N/A
Toledo Truck Terminal	567.7	N/A
Toledo Storage Facility (propane loading)	371.8	N/A
Total	8,675.5	N/A

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
The following discussion of results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 reflects the results of our Predecessor and PBFX. The three months ended March 31, 2014 include only the historical results of our Predecessor. The three months ended March 31, 2015 reflect the results of PBFX. The Partnership's future results of operations may not be comparable to our Predecessor's historical results of operations, as further discussed above in “—Factors Affecting the Comparability of our Financial Results.”
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
Operating and Maintenance Expenses. Operating and maintenance expenses increased $3.6 million, or 189.6%, to approximately $5.6 million for the three months ended March 31, 2015 compared to approximately $1.9 million for the three months ended March 31, 2014. The increase in operating and maintenance expenses was primarily attributable to $2.5 million in outside services and $1.1 million in materials and operating supplies associated with the DCR West Rack assets which were placed in service in August 2014. The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of PBF Holding's employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 175.7%, to $0.8 million for the three months ended March 31, 2015 compared to approximately $0.3 million for the three months ended March 31, 2014. The increase in depreciation and amortization expense was primarily attributable to $0.4 million of additional depreciation associated with the DCR West Rack assets which were placed in service in August 2014.

Storage Segment
The following table and discussion is an explanation of our results of operations of the Storage segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014*
		Predecessor
	(In thousands, except per barrel amounts)

Revenue from affiliates	$5,526	$—

Operating costs and expenses:
Operating and maintenance expenses	1,907	2,081
Depreciation and amortization	642	384
Total costs and expenses	2,549	2,465
Storage Segment Operating Income (Loss)	$2,977	$(2,465)

VOLUMES
Storage capacity reserved (shell capacity barrels)	3,621,154	N/A
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
The following discussion of results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 reflects the results of our Predecessor and PBFX.The three months ended March 31, 2014 include only the historical results of our Predecessor. The three months ended March 31, 2015 reflect the results of PBFX. The Partnership's future results of operations may not be comparable to our Predecessor's historical results of operations, as further discussed in “Factors Affecting the Comparability of our Financial Results.”
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
Operating and Maintenance Expenses. Operating and maintenance expenses decreased $0.2 million, or 8.4%, to approximately $1.9 million for the three months ended March 31, 2015 compared to approximately $2.1 million for the three months ended March 31, 2014. The decrease in operating and maintenance expenses was primarily attributable to a $0.2 million decrease in operational support and materials and operating supplies associated with the Toledo Storage Facility tank farm assets.The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of PBF Holding's employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 67.2%, to $0.6 million for the three months ended March 31, 2015 compared to approximately $0.4 million for the three months ended March 31, 2014. The increase in depreciation and amortization expense was primarily attributable to an additional crude tank being placed in service at the Toledo Storage Facility in October 2014.

Liquidity and Capital Resources
We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement by PBF Energy for certain capital expenditures, borrowings under our credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and minimum quarterly cash distributions.
We intend to pay a quarterly distribution of at least $0.30 per unit per quarter, which equates to $10.0 million per quarter, or $40.0 million per year, based on the number of common, subordinated and general partner units outstanding. We do not have a legal obligation to pay this distribution. On March 4, 2015, we made a quarterly cash distribution totaling $11.0 million, or $0.33 per unit, or $1.32 per unit on an annualized basis.
Prior to the Offering, our sources of liquidity primarily consisted of funding from PBF Energy. Our cash receipts were deposited in PBF Energy’s bank accounts and all cash disbursements were made from these accounts. Thus, historically our Predecessor's financial statements have reflected no cash balances. Following the Offering, we have separate bank accounts but PBF Energy provides treasury services on behalf of PBF GP under our omnibus agreement. Following completion of the Offering and the Acquisitions from PBF, PBF Energy retained the working capital of our Predecessor, as these balances represented assets and liabilities related to our Predecessor's assets prior to the closing of the Offering and Acquisitions from PBF.
Credit Facilities
On May 14, 2014, we entered into the Revolving Credit Facility and the Term Loan, each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders.
The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The Partnership has the ability to increase the maximum amount of the Revolving Credit Facility by an additional $275.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and for swingline loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations designated by the Partnership are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on the Partnership’s assets (including the Partnership’s equity interests in Delaware City Terminaling) and those of the Partnership’s restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.
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
The Revolving Credit Facility and Term Loan contains covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. We are in compliance with our covenants under the Revolving Credit Facility and Term Loan as of March 31, 2015.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three months ended March 31,
	2015	2014*
		Predecessor
	(In thousands)
Net cash provided by (used in) operating activities	$16,912	$(4,699)
Net cash used in investing activities	(13)	(9,384)
Net cash provided by (used in) financing activities	(10,885)	14,083
Net change in cash and cash equivalents	$6,014	$—
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.
Net cash provided by operating activities increased $21.6 million, or 460%, to $16.9 million for the three months ended March 31, 2015 compared to net cash used in operating activities of $4.7 million for the three months ended March 31, 2014. The increase in net cash provided by operating activities was primarily the result of net income of $16.7 million recognized during the three months ended March 31, 2015, compared to a net loss of $5.4 million for the three months ended March 31, 2014. Net cash provided by operating activities for the three months ended March 31, 2015 also included non-cash charges relating to depreciation and amortization of $1.4 million, amortization of loan fees of $0.2 million and unit-based compensation of $0.9 million, partially offset by net changes in working capital of $2.3 million primarily driven by the timing of collection of accounts receivables. Net cash provided by operating activities for the three months ended March 31, 2014 included non-cash charges relating to depreciation and amortization of $0.7 million.
Net cash used in investing activities decreased approximately $9.4 million to $13.0 thousand for the three months ended March 31, 2015 compared to $9.4 million for the three months ended March 31, 2014. The decrease in net cash used in investing activities was primarily the result of a decrease in capital expenditures of $9.4 million for the three months ended March 31, 2015.
Net cash from financing activities decreased approximately $25.0 million to net cash used in financing activities of $10.9 million for the three months ended March 31, 2015 compared to net cash provided by financing activities of $14.1 million for the three months ended March 31, 2014. Net cash used in financing activities for the three months ended March 31, 2015 consisted of distributions to unitholders of $10.9 million. Net cash provided by financing activities for the three months ended March 31, 2014, was comprised entirely of contributions by PBF Energy and was primarily used to fund capital expenditures and operating costs.

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

Capital expenditures for the three months ended March 31, 2015 were $17.0 thousand. For the three months ended March 31, 2014 our Predecessor incurred a total of $9.4 million for expansion capital expenditures. Our Predecessor's capital funding requirements were funded by capital contributions from PBF Energy. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2015.
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
Under our omnibus agreement with PBF GP, PBF LLC and PBF Holding, PBF Energy has agreed to reimburse us for any costs up to $20.0 million per event (net of any insurance recoveries) that we incur for repairs required due to the failure of any Contributed Asset to operate in substantially the same manner and condition as such asset was operating prior to the closing of the Offering and the Acquisitions from PBF during the first five years after the closing of the Offering and the Acquisitions from PBF, and any matters related thereto.

Contractual Obligations
With the exception of routine fluctuation in the balances of our Revolving Credit Facility and Term Loan there have been no significant changes in our debt obligations since those reported in our 2014 Form 10-K. See Note 4 of the Notes of the Condensed Consolidated Financial Statements in this Form 10-Q for more information regarding our debt obligations.

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

Environmental Liabilities.
Contamination resulting from spills of crude oil is not unusual within the petroleum terminaling or transportation industries. Historic spills at truck and rail racks, and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater.
Pursuant to the contribution agreements entered into in connection with the Offering and the Acquistions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor's properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of the Offering and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for certain events and conditions associated with the ownership or operation of our assets that occur after the closings of the Offering and the Acquisitions from PBF, and for environmental liabilities related to our assets to the extent PBF Energy is not required to indemnify us for such liabilities or if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of PBF Energy or its employees, including those seconded to us. As a result, we may incur the type of expenses described above in the future, which may be substantial.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX's management, including PBFX's principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2015. Based on that evaluation, PBFX's principal executive officer and the principal financial officer have concluded that PBFX's disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an emerging growth company as defined in the JOBS Act. Our first Annual Report on Form 10-K was not required to include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.

Management has not identified any changes in PBFX's internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no significant changes from the risk factors previously disclosed in "Item 1A. Risk Factors"
of our 2014 Form 10-K, except for the risks related to the previously announced proposed acquisition of certain logistics assets located at the Delaware City refinery (the “proposed Delaware City Logistics Acquisition”), as noted below.

We may not enter into and consummate the proposed Delaware City Logistics Acquisition on the anticipated timeframe, or at all.
The proposed Delaware City Logistics Acquisition is subject to negotiation and execution of a definitive contribution agreement between PBF Energy and us that will include various closing conditions, and the entry into certain commercial and other agreements. There can be no assurances that our Conflicts Committee will reach agreement with PBF Energy regarding the logistics assets and that any definitive agreements will be entered into or closing conditions will be satisfied, or that the entry into and consummation of the proposed Delaware City Logistics Acquisition will occur on the anticipated timeframe, or at all.

Even if we enter into definitive agreements for the Delaware City Logistics Acquisition, the proposed Delaware City Logistics Acquisition may not be consummated as anticipated, or at all, which could have an adverse impact on our cash available to service our indebtedness and make distributions to unitholders.
If we are able to reach agreement with PBF Energy on the proposed Delaware City Logistics Acquisition, we would anticipate the transaction closing within 30-45 days of the execution of the definitive contribution agreement, subject to the satisfaction of customary closing conditions. Satisfaction of some of these conditions will be beyond our control. If these conditions are not satisfied or waived, the proposed Delaware City Logistics Acquisition will not be completed. We expect that the closing conditions will include, but not be limited to:

•	the continued accuracy of the representations and warranties contained in the contribution agreement;

•	the performance by each party of its respective obligations under the contribution agreement;

•	the absence of any legal proceeding or order by a governmental authority restraining or otherwise prohibiting the proposed Delaware City Logistics Acquisition;

•	the execution and delivery of certain documents related to the consummation of the proposed Delaware City Logistics Acquisition; and

•
the receipt by us of sufficient proceeds from debt or equity capital markets offerings, bank debt or other arrangements to pay the cash consideration payable by us in the proposed Delaware City Logistics Acquisition.

If these conditions are not satisfied or waived, the proposed Delaware City Logistics Acquisition will not be consummated. There is no guarantee that the proposed Delaware City Logistics Acquisition will close on the timeframe described above, or at all. Failure to complete the proposed Delaware City Logistics Acquisition or any delays in completing the proposed Delaware City Logistics Acquisition could have an adverse impact on our future business, operations and distributable cash flow and could negatively impact the price of our common units.
Failure to successfully combine our business with the assets to be acquired from PBF Energy in the proposed Delaware City Logistics Acquisition, or an inaccurate estimate by us of the benefits to be realized from the proposed Delaware City Logistics Acquisition, may adversely affect our future results.
The proposed Delaware City Logistics Acquisition involves proposed risks, including:

•	the failure to realize expected profitability, growth or accretion;

•	environmental or regulatory compliance matters or liabilities;

•	title or permit issues;

•	the diversion of management’s attention from our existing businesses;

•	the incurrence of significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges; and

•	the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.
The expected benefits from the proposed Delaware City Logistics Acquisition may not be realized if PBF Energy does not perform its obligations under the commercial agreements we will enter into in connection with the proposed Delaware City Logistics Acquisition or if we fail to identify operating problems or liabilities associated with the pipeline and truck rack assets prior to closing. If problems are identified after closing of the proposed Delaware City Logistics Acquisition, the contribution agreement will provide for limited recourse against PBF Energy.
If we consummate the proposed Delaware City Logistics Acquisition and if any of these risks or unanticipated liabilities or costs were to materialize, any desired benefits of the proposed Delaware City Logistics Acquisition may not be fully realized, if at all, and our future financial performance, results of operations and cash available to service our indebtedness and for distributions to unitholders could be negatively impacted.

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

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date	May 1, 2015		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.