Form 10-Q
period 2015-06-30
PBF Logistics LP
filed 2015-08-06
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2015, there were 18,441,082 common units and 15,886,553 subordinated units outstanding.

PBF LOGISITICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and as of June 30, 2015 owned 94.3% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”). PBF LLC holds a 53.8% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 46.2% limited partner interest owned by public unit holders as of June 30, 2015.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to May 14, 2014, refer to PBF MLP Predecessor, our predecessor for accounting purposes, which includes assets, liabilities and results of operations of certain crude oil and refined product transportation, terminaling and storage assets, previously operated and owned by PBF Holding's subsidiaries Delaware City Refining Company LLC (“DCR”), Toledo Refining Company LLC (“TRC”) and PBF Holding's previously held subsidiary Delaware Pipeline Company (“DPC”). PBF Holding, together with its subsidiaries, owns and operates three oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

On September 30, 2014, the Partnership acquired from PBF LLC the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery with total throughput capacity of at least 40,000 barrels per day (“bpd”). In addition, on December 11, 2014, the Partnership acquired from PBF LLC a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the “Toledo Storage Facility”). Furthermore, on May 14, 2015, the Partnership acquired from PBF LLC a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd (the “Delaware City Products Pipeline”) and a 15-lane, 76,000 bpd capacity truck loading rack (the “Delaware City Truck Rack”) located at PBF Holding's Delaware City, Delaware refinery. Delaware City Products Pipeline and Delaware City Truck Rack are collectively referred to as the “Delaware City Products Pipeline and Truck Rack.” The transactions entered into after the Offering are collectively referred to as “Acquisitions from PBF.” The Acquisitions from PBF were transfers between entities under common control. Accordingly, the financial information of the Predecessor and the Partnership contained herein have been retrospectively adjusted to include the historical results of the Acquisitions from PBF for all periods presented prior to the effective date of each transaction.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors”, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, which we refer to as our 2014 Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	our limited operating history as a separate public partnership;

•	changes in general economic conditions;

•	our ability to make, complete and integrate acquisitions from affiliates or third parties;

•	our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply of, and demand for, crude oil, refined products and logistics services;

•	our ability to successfully implement our business plan;

•	our dependence on PBF Energy for all of our revenues and, therefore, we are subject to the business risks of PBF Energy;

•	all of our revenue is generated at two of PBF Energy’s facilities, and any adverse development at either facility could have a material adverse effect on us;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to handling crude oil and petroleum products;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	changes in the availability and cost of capital;

•	the effects of existing and future laws and governmental regulations, including those related to the shipment of crude oil by trains;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for PBF Energy’s refined products and the differential in the prices of different crude oils;

•	the suspension, reduction or termination of PBF Energy’s obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, PBF Energy’s facilities or third-party facilities on which our business is dependent;

•	incremental costs as a stand-alone public company;

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

PART 1 - FINANCIAL INFORMATION

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	June 30, 2015	December 31, 2014*

ASSETS
Current assets:
Cash and cash equivalents	$6,660	$14,165
Accounts receivable - affiliates	20,333	11,630
Prepaid expenses and other current assets	671	397
Total current assets	27,664	26,192
Property, plant and equipment, net	145,941	146,867
Marketable securities	234,249	234,930
Other assets, net	9,912	2,152
Total assets	$417,766	$410,141
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$1,831	$3,223
Accounts payable and accrued liabilities	7,176	1,498
Total current liabilities	9,007	4,721
Long-term debt	608,700	510,000
Other long-term liabilities	—	—
Total liabilities	617,707	514,721

Commitments and contingencies (Note 8)

Equity:
Net Investment- Predecessor	—	15,713
Common unitholders - Public (15,864,388 and 15,812,500 units issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively)	332,786	336,369
Common unitholders - PBF LLC (2,572,944 and 1,284,524 units issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively)	(250,314)	(167,787)
Subordinated unitholders - PBF LLC (15,886,553 units issued and outstanding)	(282,383)	(288,875)
IDR Holder - PBF LLC	(30)	—
Total equity	(199,941)	(104,580)
Total liabilities and equity	$417,766	$410,141
* Prior-period financial information has been retrospectively adjusted for the Delaware City Products Pipeline and Truck Rack Acquisition.

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014*	2015	2014*

Revenue from affiliates	$34,868	$10,168	$67,713	$12,350

Costs and expenses:
Operating and maintenance expenses	4,768	4,817	13,202	9,665
General and administrative expenses	3,729	1,609	6,791	2,406
Depreciation and amortization	1,637	868	3,270	1,729
Total costs and expenses	10,134	7,294	23,263	13,800

Income (loss) from operations	24,734	2,874	44,450	(1,450)

Other expense:
Interest expense, net and other financing costs	(4,624)	(285)	(6,418)	(283)
Amortization of loan fees	(306)	(73)	(467)	(73)
Net income (loss)	19,804	2,516	37,565	(1,806)
Less: Net income (loss) attributable to Predecessor	221	(2,901)	1,274	(7,223)
Limited partners' interest in net income attributable to the Partnership	$19,583	$5,417	$36,291	$5,417

Net income per limited partner unit:
Common units - basic	$0.58	$0.17	$1.09	$0.17
Common units - diluted	0.58	0.17	1.09	0.17
Subordinated units- basic and diluted	0.58	0.17	1.09	0.17
Weighted average limited partner units outstanding:
Common units - basic	17,776,831	15,886,553	17,442,561	15,886,553
Common units - diluted	17,801,429	15,887,957	17,455,155	15,887,957
Subordinated units- basic and diluted	15,886,553	15,886,553	15,886,553	15,886,553

Cash distributions declared per unit	$0.37	$0.16	$0.72	$0.16
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014*

Cash flows from operating activities:
Net income (loss)	$37,565	$(1,806)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,270	1,729
Amortization of deferred financing fees	467	73
Unit-based compensation expense	1,613	195
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(8,703)	(7,782)
Prepaid expenses and other current assets	(319)	(405)
Accounts payable - affiliates	(1,392)	3,997
Accounts payable and accrued liabilities	5,507	(445)
Other assets and liabilities	(20)	3
Net cash provided by (used in) operations	37,988	(4,441)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(220)	(26,119)
Purchase of marketable securities	(1,379,386)	(599,997)
Maturities of marketable securities	1,380,085	299,987
Net cash provided by (used in) investing activities	479	(326,129)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters' discount and commissions	—	340,957
Offering costs for issuance of common units	—	(5,000)
Distribution to PBF LLC related to Offering	—	(328,664)
Distribution to PBF LLC related to Delaware City Products Pipeline and Truck Rack acquisition	(112,500)	—
Distribution to unitholders	(22,911)	—
Distribution to Parent	(1,036)	—
Contribution from Parent	—	29,749
Proceeds from issuance of senior notes	350,000	—
Proceeds from revolving credit agreement	24,500	—
Repayment of revolving credit agreement	(275,100)	—
Proceeds from term loan	—	300,000
Repayment of term loan	(700)	—
Deferred financing costs	(8,225)	(2,293)
Net cash (used in) provided by financing activities	(45,972)	334,749

Net change in cash and cash equivalents	(7,505)	4,179
Cash and cash equivalents at beginning of year	14,165	75
Cash and cash equivalents at end of period	$6,660	$4,254

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$2,164	$—
Accrued capital expenditures	—	3,477
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and as of June 30, 2015 owned 94.3% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”) of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). PBF LLC holds a 53.8% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDR”), with the remaining 46.2% limited partner interest owned by public unit holders as of June 30, 2015.

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

On September 30, 2014, the Partnership acquired from PBF LLC the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery with total throughput capacity of at least 40,000 barrels per day (“bpd”). In addition, on December 11, 2014, the Partnership acquired from PBF LLC a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the “Toledo Storage Facility”). Furthermore, on May 14, 2015, the Partnership acquired from PBF LLC a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd (the “Delaware City Products Pipeline”) and a 15-lane, 76,000 bpd capacity truck loading rack (the “Delaware City Truck Rack”) located at PBF Holding's Delaware City, Delaware refinery. The Delaware City Products Pipeline and the Delaware City Truck Rack are collectively referred to as the “Delaware City Products Pipeline and Truck Rack.” These transactions are collectively referred to as “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, Toledo Truck Terminal, DCR West Rack, Toledo Storage

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

Facility and Delaware City Products Pipeline and Truck Rack are collectively referred to as the “Contributed Assets.”

The Acquisitions from PBF were a transfer of assets between entities under common control. Accordingly, the accompanying financial statements and related notes of the PBF MLP Predecessor (the “Predecessor”), our predecessor for accounting purposes, and the Partnership have been retrospectively adjusted to include the historical results of the DCR West Rack, Toledo Storage Facility and Delaware City Products Pipeline and Truck Rack for all periods presented prior to the effective date of each transaction. The financial statements of our Predecessor, the DCR West Rack, Toledo Storage Facility and Delaware City Products Pipeline and Truck Rack have been prepared from the separate records maintained by subsidiaries of PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if they were operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate expenses applicable to PBF Energy as a whole. See Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX and the Predecessor, as applicable, for the periods presented. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year.

The financial statements presented in this Form 10-Q include the condensed consolidated financial results of the Predecessor for the period presented prior to May 13, 2014, and the condensed consolidated financial results of PBFX for the period beginning after May 14, 2014, the completion date of the Offering. The Predecessor did not historically operate its respective assets for the purpose of generating revenues independent of other PBF Energy businesses prior to the Offering or for assets acquired in the Acquisitions from PBF, with the exception of the Delaware City Products Pipeline, prior to the effective dates of each transaction. All intercompany accounts and transactions have been eliminated. The balance sheet as of June 30, 2015 presents solely the consolidated financial position of PBFX.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Partnership is currently evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures.

In  April 2015, the FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions” (“ASU 2015-06”), which specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Partnership believes that its current methodology for calculating earnings per unit is in compliance with the requirements of ASU 2015-06, but will continue to evaluate whether the adoption will have any impact on its consolidated financial statements or disclosures.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

2. ACQUISTIONS
During 2014, following the Offering, PBFX completed two acquisitions from PBF LLC, pursuant to which PBFX acquired from PBF LLC the following assets:

•
the DCR West Rack, which consists of a heavy crude oil rail unloading facility at the Delaware City refinery with total throughput capacity of at least 40,000 bpd (the “DCR West Rack Acquisition”); and

•
the Toledo Storage Facility, which consists of a tank farm and related facilities, including a propane storage and loading facility, located at PBF Energy's Toledo refinery (the “Toledo Storage Acquisition”).

See the Annual Report on Form 10-K for the year ended December 31, 2014 of PBF Logistics LP for additional information regarding the 2014 acquisitions from PBF LLC and the commercial agreements executed in connection with these acquisitions.
On May 5, 2015, the Partnership entered into a contribution agreement between the Partnership and PBF LLC (the “Contribution Agreement”). Pursuant to the Contribution Agreement, PBF LLC contributed to the Partnership all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC (“DPC”) and Delaware City Logistics Company LLC (“DCLC”), whose assets collectively consist of the Delaware City Products Pipeline and Truck Rack, for total consideration to PBF LLC of $143,000, consisting of $112,500 of cash and $30,500 of Partnership common units, or 1,288,420 common units (the “Delaware City Products Pipeline and Truck Rack Acquisition”). The cash consideration was funded by the Partnership with $88,000 in proceeds from the Partnership’s 6.875% Senior Notes due 2023, sale of approximately $700 in marketable securities and $23,800 in borrowings under the Partnership’s Revolving Credit Facility (as defined in Note 4). The Delaware City Products Pipeline and Truck Rack Acquisition closed on May 14, 2015. The Partnership borrowed an additional $700 under its Revolving Credit Facility to repay $700 of its Term Loan (as defined in Note 4) in order to release the $700 in marketable securities that had collateralized the Term Loan.
The Delaware City Products Pipeline consists of a 23.4 mile, 16-inch interstate petroleum products pipeline with in excess of 125,000 bpd of capacity located at PBF Holding's Delaware City, Delaware refinery. The pipeline transports refined petroleum products from the Delaware City refinery to Sunoco Logistics Partners, L.P.’s (“Sunoco Logistics”) Twin Oaks pump station at Delaware County, PA, with connections to Buckeye Partners, L.P.’s Laurel pipeline and Sunoco Logistics’ northeast pipeline systems that serve Western Pennsylvania and New York. The Delaware City Truck Rack consists of a 15-lane, 76,000 bpd capacity truck loading rack utilized to distribute gasoline and distillates.
Total transaction costs of approximately $530 associated with the Delaware City Products Pipeline and Truck Rack Acquisition were expensed as incurred. In connection with such acquisition, the Partnership entered into two commercial agreements with PBF Holding and amended and restated each of the omnibus agreement and the operational services agreement with PBF Holding. See Note 11—Related Party Transactions, for a summary of the terms of these agreements.
As the Delaware City Products Pipeline and Truck Rack Acquisition was considered a transfer of businesses between entities under common control, the Delaware City Products Pipeline and Truck Rack was transferred at its historical carrying value, which was $15,975 as of May 14, 2015. The historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of the Delaware City Products Pipeline and Truck Rack as if it was owned by the Partnership for all periods presented. Net income attributable to the Delaware City Products Pipeline and Truck Rack prior to the effective Date was allocated entirely to PBF GP as if only PBF GP had rights to that net loss, therefore there is no retrospective adjustment to net income per unit.
The following tables present the Partnership's statement of financial position and results of operations after giving effect to the Acquisitions from PBF. For the three and six months ended June 30, 2015 and 2014, respectively, the consolidated results of the DCR West Rack prior to the DCR West Rack Acquisition are included under “DCR

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

West Rack,” the consolidated results of the Toledo Storage Facility prior to the Toledo Storage Acquisition are included under “Toledo Storage Facility,” and the consolidated results of the Delaware City Products Pipeline and Truck Rack prior to the Delaware City Products Pipeline and Truck Rack Acquisition are included under “Delaware City Products Pipeline and Truck Rack.” The previously reported consolidated results of the DCR Rail Terminal, Toledo Truck Rack, DCR West Rack, Toledo Storage Facility and Delaware City Products Pipeline and Truck Rack subsequent to each acquisition are included in “PBF Logistics LP.”

	December 31, 2014
	PBF Logistics LP	Delaware City Products Pipeline and Truck Rack	Consolidated Results
Assets
Current assets:
Cash and cash equivalents	$14,165	$—	$14,165
Accounts receivable - affiliates	11,630	—	11,630
Prepaid expenses and other current assets	295	102	397
Total current assets	26,090	102	26,192

Property, plant and equipment, net	130,779	16,088	146,867
Marketable securities	234,930	—	234,930
Other assets, net	2,152	—	2,152
Total assets	$393,951	$16,190	$410,141

Liabilities
Current liabilities:
Accounts payable - affiliates	$3,223	$—	$3,223
Accounts payable and accrued liabilities	1,021	477	1,498
Total current liabilities	4,244	477	4,721

Long-term debt	510,000	—	510,000
Other long-term liabilities	—	—	—
Total Liabilities	514,244	477	514,721

Equity
Net investment	—	15,713	15,713
Common unitholders - Public	336,369	—	336,369
Common unitholders - PBF LLC	(167,787)	—	(167,787)
Subordinated unitholders - PBF LLC	(288,875)	—	(288,875)
Total Equity	(120,293)	15,713	(104,580)
Total Liabilities and Equity	$393,951	$16,190	$410,141

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

	Three Months Ended June 30, 2015
	PBF Logistics LP	Delaware City Products Pipeline and Truck Rack	Consolidated Results

Revenues from affiliates	$33,766	$1,102	$34,868

Costs and expenses:
Operating and maintenance expenses	4,356	412	4,768
General and administrative expenses	3,347	382	3,729
Depreciation and amortization	1,547	90	1,637
Total costs and expenses	9,250	884	10,134

Income from operations	24,516	218	24,734

Other income (expense):
Interest expense, net and other financing costs	(4,627)	3	(4,624)
Amortization of loan fees	(306)	—	(306)
Net income	19,583	221	19,804
Less: Net income attributable to Predecessor	—	221	221
Limited partners' interest in net income attributable to the Partnership	$19,583	$—	$19,583

	Six Months Ended June 30, 2015
	PBF Logistics LP	Delaware City Products Pipeline and Truck Rack	Consolidated Results

Revenues from affiliates	$64,330	$3,383	$67,713

Costs and expenses:
Operating and maintenance expenses	11,837	1,365	13,202
General and administrative expenses	6,310	481	6,791
Depreciation and amortization	2,994	276	3,270
Total costs and expenses	21,141	2,122	23,263

Income from operations	43,189	1,261	44,450

Other income (expense):
Interest expense, net and other financing costs	(6,431)	13	(6,418)
Amortization of loan fees	(467)	—	(467)
Net income	36,291	1,274	37,565
Less: Net income attributable to Predecessor	—	1,274	1,274
Limited partners' interest in net income attributable to the Partnership	$36,291	$—	$36,291

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

	Three Months Ended June 30, 2014
	PBF Logistics LP	DCR West Rack	Toledo Storage Facility	Delaware City Products Pipeline and Truck Rack	Consolidated Results

Revenues from affiliates	$7,782	$—	$—	$2,386	$10,168

Costs and expenses:
Operating and maintenance expenses	1,697	—	2,188	932	4,817
General and administrative expenses	1,427	36	30	116	1,609
Depreciation and amortization	284	—	398	186	868
Total costs and expenses	3,408	36	2,616	1,234	7,294

Income (loss) from operations	4,374	(36)	(2,616)	1,152	2,874

Other income (expense):
Interest expense, net and other financing costs	(287)	—	—	2	(285)
Amortization of loan fees	(73)	—	—	—	(73)
Net income (loss)	4,014	(36)	(2,616)	1,154	2,516
Less: Net income (loss) attributable to Predecessor	(1,403)	(36)	(2,616)	1,154	(2,901)
Limited partners' interest in net income attributable to the Partnership	$5,417	$—	$—	$—	$5,417

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

	Six Months Ended June 30, 2014
	PBF Logistics LP	DCR West Rack	Toledo Storage Facility	Delaware City Products Pipeline and Truck Rack	Consolidated Results

Revenues from affiliates	$7,782	$—	$—	$4,568	$12,350

Costs and expenses:
Operating and maintenance expenses	3,233	—	4,658	1,774	9,665
General and administrative expenses	2,060	66	60	220	2,406
Depreciation and amortization	575	—	783	371	1,729
Total costs and expenses	5,868	66	5,501	2,365	13,800

Income (loss) from operations	1,914	(66)	(5,501)	2,203	(1,450)

Other income (expense):					—
Interest expense, net and other financing costs	(287)	—	—	4	(283)
Amortization of loan fees	(73)	—	—	—	(73)
Net income (loss)	1,554	(66)	(5,501)	2,207	(1,806)
Less: Net income (loss) attributable to Predecessor	(3,863)	(66)	(5,501)	2,207	(7,223)
Limited partners' interest in net income attributable to the Partnership	$5,417	$—	$—	$—	$5,417

3. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, consisted of the following:

	June 30, 2015	December 31, 2014

Land	$2,329	$2,329
Terminals and equipment	82,100	81,826
Storage equipment	55,307	55,006
Pipeline Assets	17,250	17,250
Construction in progress	2,741	972
	159,727	157,383
Accumulated depreciation	(13,786)	(10,516)
Property, plant and equipment, net	$145,941	$146,867

4. DEBT
On May 14, 2014, in connection with the closing of the Offering, the Partnership entered into agreements for a five-year, $275,000 senior secured revolving credit facility (the “Revolving Credit Facility”) and a three-year, $300,000 term loan facility (the “Term Loan”), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The Partnership has the ability to increase the maximum amount of the Revolving Credit Facility up to a total facility size of $600,000, subject to receiving increased commitments

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility was increased from $275,000 to $325,000 in December 2014.
The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The Partnership has the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $275,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25,000 sublimit for standby letters of credit and for swingline loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations designated by the Partnership are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on the Partnership’s assets (including the Partnership’s equity interests in its restricted subsidiaries) and the assets of the Partnership’s restricted subsidiaries other than excluded assets (as defined in the Revolving Credit Facility) and a guaranty of collection from PBF LLC. The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.
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
At June 30, 2015, PBFX had $24,500 of secured indebtedness and $2,000 of letters of credit outstanding under the Revolving Credit Facility and $234,200 outstanding under the Term Loan. Both the Revolving Credit Agreement and Term Loan contain covenants that limit or restrict the Partnership's ability to make cash distributions. The Partnership is required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period.

Senior Secured Notes
On May 12, 2015, the Partnership entered into an Indenture (the “Indenture”) among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership (“PBF Finance,” and together with the Partnership, the “Issuers”), the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the “2023 Notes”). The initial purchasers in the offering purchased $330,090 aggregate principal amount of 2023 Notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended, and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining $19,910 aggregate principal amount of 2023 Notes in a separate private placement transaction. The Issuers received net proceeds of approximately $343,000 from the offering after deducting the initial purchasers’ discount and estimated offering expenses, and used such proceeds to pay $88,000 of the cash consideration due in connection with Delaware City Products Pipeline and Truck Rack Acquisition and to repay $255,000 of outstanding indebtedness under the Revolving Credit Facility.
The 2023 Notes are guaranteed on a senior unsecured basis by Delaware City Terminaling, Toledo Terminaling Company LLC (“Toledo Terminaling”), DPC and DCLC (each, a “Guarantor”). In addition, PBF LLC agreed to a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. The 2023 Notes are general senior unsecured obligations of the Issuers and are equal in right of payment with all of the Issuers’ existing and future senior indebtedness, including amounts outstanding under the Revolving Credit Facility and Term Loan. The 2023 Notes will be senior to any future subordinated indebtedness the Issuers may incur. The 2023 Notes are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured debt, including the Revolving Credit Facility and Term Loan, to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of the

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

Partnership’s subsidiaries that do not guarantee the 2023 Notes. The Partnership will pay interest on the 2023 Notes semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2015. The 2023 Notes will mature on May 15, 2023.
The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the Partnership’s and its restricted subsidiaries’ ability to, among other things: (i) make investments, (ii) incur additional indebtedness or issue preferred units, (iii) pay dividends or make distributions on units or redeem or repurchase our subordinated debt, (iv) create liens, (v) incur dividend or other payment restrictions affecting subsidiaries, (vi) sell assets, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions.
At any time prior to May 15, 2018, the Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2023 Notes in an amount not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 106.875% of the principal amount of the 2023 Notes, plus any accrued and unpaid interest to the date of redemption. On or after May 15, 2018, the Issuers may redeem all or part of the 2023 Notes, in each case at the redemption prices described in the Indenture, together with any accrued and unpaid interest to the date of redemption. In addition, prior to May 15, 2018, the Issuers may redeem all or part of the 2023 Notes at a “make-whole” redemption price described in the Indenture, together with any accrued and unpaid interest to the date of redemption. If the Partnership undergoes certain change of control events, holders of the 2023 Notes will have the right to require the Issuers to purchase all or any part of the 2023 Notes at a price equal to 101% of the aggregate principal amount of the 2023 Notes, together with any accrued and unpaid interest to the date of purchase. In connection with certain asset dispositions, the Issuers will be required to use the net cash proceeds of the asset dispositions (subject to a right to reinvest such net cash proceeds) to make an offer to purchase the 2023 Notes at 100% of the principal amount, together with any accrued and unpaid interest to the date of purchase.
The Issuers may issue additional 2023 Notes from time to time pursuant to the Indenture.

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
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs. The terms of the marketable securities range from one to three months and are classified on the balance sheet as non-current assets. The gross unrecognized holding gains and losses as of June 30, 2015 and December 31, 2014 were not material. As of June 30, 2015, these investments are used as collateral to secure the Term Loan and are intended to be used only to fund future capital expenditures.
The estimated fair values of the Revolving Credit Facility and Term Loan approximates their carrying values, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the 2023 Notes, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and approximates their carrying values at June 30, 2015. The carrying value and

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

fair value of our debt was approximately $608,700 and $510,000 as of June 30, 2015 and December 31, 2014, respectively. The carrying and fair values of our debt do not include the unamortized issuance costs associated with our total debt.

5. EQUITY
PBFX had 15,864,388 common units held by the public outstanding as of June 30, 2015. PBF Energy owns 2,572,944 of PBFX's common units and 15,886,553 of PBFX's subordinated units constituting an aggregate of 53.8% of PBFX's limited partner interest. In accordance with PBFX's partnership agreement, PBF Energy's subordinated units will convert into common units on a one-for-one basis once PBFX has met specified distribution targets and successfully completed other tests set forth in PBFX's partnership agreement.

Issuance of Additional Interests
PBFX's partnership agreement authorizes PBFX to issue an unlimited number of additional partnership interests for the consideration and on the terms and conditions determined by PBFX's general partner without the approval of the unitholders. In the second quarter of 2015, 59,507 of the Partnership's phantom units issued under the PBFX 2014 long-term incentive plan vested into common units held by members of management and directors. In addition, on May 14, 2015, PBFX partially funded the Delaware City Products Pipeline and Truck Rack Acquisition with $30,500 of Partnership common units, or 1,288,420 common units. It is possible that PBFX will fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests.
Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX's distributions of available cash.

Equity Activity
The summarized changes in the carrying amount of our equity during the six months ended June 30, 2015 are as follows:

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

	Net Investment	Common Units - Public	Common Units - PBF	Subordinated Units - PBF	IDR	Total
Balance at December 31, 2014	$15,713	$336,369	$(167,787)	$(288,875)	—	$(104,580)
Net income attributable to Delaware City Products Pipeline and Truck Rack	1,274	—	—	—	—	1,274
Distributions from Delaware City Products Pipeline and Truck Rack	(1,012)	—	—	—	—	(1,012)
Allocation of Delaware City Products Pipeline and Truck Rack assets acquired to unitholders	(15,975)	(11,390)	27,365	—	—	—
Distributions to PBF LLC related to Delaware City Products Pipeline and Truck Rack acquisition	—	—	(112,500)	—	—	(112,500)
Quarterly distributions to unitholders (including IDRs)	—	(11,033)	(1,325)	(10,803)	(30)	(23,191)
Net income attributable to Partnership	—	17,227	1,769	17,295	—	36,291
Contributions from PBF LLC	—	—	2,164	—	—	2,164
Unit-based compensation expense	—	1,613	—	—	—	1,613
Balance at June 30, 2015	$—	$332,786	$(250,314)	$(282,383)	$(30)	$(199,941)

Allocations of Net Income
PBFX's partnership agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, PBFX's partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to PBF LLC.

Cash distributions
PBFX's Partnership Agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. On March 4, 2015, we paid a quarterly cash distribution, based on the results of the fourth quarter of 2014, totaling $10,885, or $0.33 per unit to unitholders of record on February 23, 2015. On May 20, 2015, we paid a quarterly cash distribution, based on the results of the first quarter of 2015, totaling $12,026, or $0.35 per unit to unitholders of record on May 15, 2015.
The allocation of total quarterly cash distributions to general and limited partners is as follows in the table below for the three and six months ended June 30, 2015 and 2014. The Partnership's distributions are declared subsequent to quarter end; therefore, the table represents total cash distributions applicable to the period in which the distributions are earned:

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

IDR - PBF LLC	$151	$—	$181	$—
Limited partners’ distributions:
Common – public	6,049	2,573	11,773	2,573
Common – PBF LLC	952	12	1,853	12
Subordinated – PBF LLC	5,878	2,542	11,438	2,542
Total distributions	13,030	5,127	25,245	5,127
Total cash distributions (1)	$12,852	$5,084	$24,878	$5,084
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
In 2014 and 2015, PBFX issued phantom unit awards under the LTIP to certain directors, officers and employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX's common units on that date. The estimated fair value of PBFX's phantom units is amortized over the vesting period of four years, using the straight-line method.
In 2015, upon retirement of certain of PBF GP's officers, phantom units held by these individuals accelerated vesting pursuant to the terms of their grant agreements.
Unit-based compensation expense related to the Partnership that was included in general and administrative expense in the Partnership's condensed consolidated statements of operations was $683 and $1,613, inclusive of $0 and $510 associated with the accelerated vesting of certain phantom units described above, for the three and six month period ended June 30, 2015.

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
Diluted net income per unit includes the effects of potentially dilutive units of PBFX's common units that consist of unvested phantom units. For the three and six months ended June 30, 2015 there were 437,485 and 442,375 anti-dilutive phantom units, respectively. For the three and six months ended June 30, 2014 there were 264,000 anti-dilutive phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, PBFX has also identified the general partner interest and incentive distribution rights as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. The Partnership issued 1,210,471 additional common units in 2014 and 1,288,420 in 2015 to PBF LLC in conjunction with the Acquisitions from PBF.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings less distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$19,804	$2,516	$37,565	$(1,806)
Less distributions declared on:
Limited partner common units - public	6,049	2,573	11,773	2,573
Limited partner common units - PBF LLC	952	12	1,853	12
Limited partner subordinated units - PBF LLC	5,878	2,542	11,438	2,542
Incentive distribution rights - PBF LLC	151	—	181	—
Total distributions declared	13,030	5,127	25,245	5,127
Earnings less distributions	$6,774	$(2,611)	$12,320	$(6,933)

	Three Months Ended June 30, 2015
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income (loss):
Distributions declared	$6,049	$952	$5,878	$151	$13,030
Earnings less distributions	3,168	168	3,368	70	6,774
Net income (loss)	$9,217	$1,120	$9,246	$221	$19,804

Weighted-average units outstanding - basic	15,834,092	1,942,739	15,886,553
Weighted-average units outstanding - diluted	15,858,690	1,942,739	15,886,553

Net income per limited partner unit - basic	$0.58	$0.58	$0.58
Net income per limited partner unit - diluted	$0.58	$0.58	$0.58

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

	Three Months Ended June 30, 2014
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income (loss):
Distributions declared	$2,573	$12	$2,542	$—	$5,127
Earnings less distributions	123	1	166	(2,901)	(2,611)
Net income (loss)	$2,696	$13	$2,708	$(2,901)	$2,516

Weighted-average units outstanding - basic	15,812,500	74,053	15,886,553
Weighted-average units outstanding - diluted	15,813,904	74,053	15,886,553

Net income per limited partner unit - basic	$0.17	$0.17	$0.17
Net income per limited partner unit - diluted	$0.17	$0.17	$0.17

	Six Months Ended June 30, 2015
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income (loss):
Distributions declared	$11,773	$1,853	$11,438	$181	$25,245
Earnings less distributions	5,454	(84)	5,857	1,093	12,320
Net income (loss)	$17,227	$1,769	$17,295	$1,274	$37,565

Weighted-average units outstanding - basic	15,823,475	1,619,086	15,886,553
Weighted-average units outstanding - diluted	15,836,069	1,619,086	15,886,553

Net income per limited partner unit - basic	$1.09	$1.09	$1.09
Net income per limited partner unit - diluted	$1.09	$1.09	$1.09

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

	Six Months Ended June 30, 2014
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income (loss):
Distributions declared	$2,573	$12	$2,542	$—	$5,127
Earnings less distributions	123	1	166	(7,223)	(6,933)
Net income (loss)	$2,696	$13	$2,708	$(7,223)	$(1,806)

Weighted-average units outstanding - basic	15,812,500	74,053	15,886,553
Weighted-average units outstanding - diluted	15,813,904	74,053	15,886,553

Net income per limited partner unit - basic	$0.17	$0.17	$0.17
Net income per limited partner unit - diluted	$0.17	$0.17	$0.17

8. COMMITMENTS AND CONTINGENCIES
The DCR Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively, the “Appellants”) regarding an air permit DCR obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the DCR Rail Terminal violate the Delaware Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (“EAB”) and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State of Delaware and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants’ appeals. The Appellants have appealed to the Delaware Supreme Court and briefing on the case is scheduled to continue into the third quarter of 2015. If the Appellants in one or both of these matters ultimately prevail, the outcome may have an adverse material effect on PBFX’s financial condition, results of operations, cash flows and ability to make distributions to its unitholders.

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
2014 Commercial Agreements
The commercial agreements entered into during the year ended December 31, 2014 with PBF Holding have initial terms ranging from approximately seven to ten years and include:
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
•a terminaling services agreement, with an initial term of approximately seven years, under which the Partnership provides rail terminaling services to PBF Holding at the DCR West Rack; and
•a storage and terminaling services agreement, with an initial term of ten years, under which the Partnership provides storage and terminaling services to PBF Holding at the Toledo Storage Facility.
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
2015 Commercial Agreements
On May 15, 2015, PBF Holding and DPC entered into an approximately ten year pipeline services agreement (the “Delaware Pipeline Services Agreement”) under which the Partnership, through DPC, will provide pipeline services to PBF Holding. PBF Holding also entered into an approximately ten year terminaling services agreement with DCLC (the “Delaware Truck Loading Services Agreement”) under which the Partnership, through DCLC, will provide terminaling services to PBF Holding. The Delaware Pipeline Services Agreement and Delaware Truck Loading Services Agreement (collectively, the “Delaware City Pipeline and Terminaling Agreements”) can be extended by PBF Holding for two additional five-year periods. Under the Delaware City Pipeline and Terminaling Agreements, the Partnership will provide PBF Holding with pipeline and terminaling services in return for throughput fees.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

The minimum throughput commitment for the Delaware City Products Pipeline will be 50,000 bpd for a fee equal to $0.5266 per barrel of product throughputted up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $0.5266 per barrel. The minimum throughput commitment for the Delaware City Truck Rack will be 30,000 bpd for refined clean products with a fee equal to $0.462 per barrel and 5,000 bpd for LPGs with a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and for volumes in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the applicable fee.
The Partnership is required to maintain the Delaware City Products Pipeline and Truck Rack in a condition and with a capacity sufficient to handle a volume of PBF Holding’s products at least equal to their current operating capacity as a whole subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Delaware City Pipeline and Terminaling Agreements.

Other Agreements
In addition to the commercial agreements described above, the Partnership also entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which addresses the payment of an annual fee, in the amount of $2,350 per year, for the provision of various general and administrative services, among other matters, and an operations and management services and secondment agreement with PBF Holding and certain of its subsidiaries under which PBFX reimburses PBF Holding for the provision of certain operational services to the Partnership in support of its operations, including operational services performed by certain of PBF Holding's field-level employees. The omnibus agreement and operations and management services and secondment agreement were amended on May 15, 2015 to include the Delaware City Products Pipeline and Truck Rack.

Predecessor Transactions
Related-party transactions of the Predecessor were settled through division equity.

Summary of Transactions
A summary of revenue and expense transactions with our affiliates, including expenses directly charged and allocated to our Predecessor, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$34,868	$10,168	$67,713	$12,350
Operating and maintenance expenses	1,134	264	2,290	625
General and administrative expenses	1,234	523	2,470	1,062

10. SEGMENT INFORMATION
The Partnership's operations are organized into two reportable segments, Transportation and Terminaling; and Storage. Operations that are not included in the Transportation and Terminaling and Storage segments are included in Corporate. Intersegment transactions are eliminated in the consolidated financial statements and are included in Eliminations.
Prior to the acquisition of the Delaware City Products Pipeline and Truck Rack, the Transportation and Terminaling segment was referred to as the Terminaling segment.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

Our Transportation and Terminaling segment consists of the following assets:
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
•a propane truck loading facility, located within the Toledo Storage Facility, which is part of PBF Energy's Toledo, Ohio refinery, with a throughput capacity of approximately 11,000 barrels bpd;
•the Delaware City Products Pipeline, which consists of a23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd located at DCR; and
•the Delaware City Truck Rack, which consists of a 15-lane, 76,000 bpd capacity truck loading rack utilized to distribute gasoline, distillates and LPGs.
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
Revenues are generated from commercial agreements entered into with PBF Holding under which PBF Holding pays the Partnership fees for transportation, terminaling and storage of crude oil and refined products. The commercial agreements with PBF Holding are described in Note 9 of the Condensed Consolidated Financial Statements in this Form 10-Q. The Partnership does not have any foreign operations.
The operating segments adhere to the accounting polices used for the consolidated financial statements, as described in Note 2 of the Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014. The Partnership's operating segments are strategic business units that offer different services in different geographical locations. PBFX has evaluated the performance of each operating segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the operating segment, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with a specific operating segment.

	Three Months Ended June 30, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$29,642	$5,226	$—	$34,868
Depreciation and amortization expense	993	644	—	1,637
Income (loss) from operations	25,620	2,843	(3,729)	24,734
Interest expense, net and amortization of loan fees	—	—	4,930	4,930
Capital expenditures	144	—	—	144

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER BARREL AND UNIT DATA)

	Three Months Ended June 30, 2014
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$10,168	$—	$—	$10,168
Depreciation and amortization expense	471	397	—	868
Income (loss) from operations	6,723	(2,240)	(1,609)	2,874
Interest expense, net and amortization of loan fees	—	—	358	358
Capital expenditures	12,482	4,191	—	16,673

	Six Months Ended June 30, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$56,962	$10,751	$—	$67,713
Depreciation and amortization expense	1,984	1,286	—	3,270
Income (loss) from operations	45,422	5,819	(6,791)	44,450
Interest expense, net and amortization of loan fees	—	—	6,885	6,885
Capital expenditures	220	—	—	220

	Six Months Ended June 30, 2014
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$12,350	$—	$—	$12,350
Depreciation and amortization expense	947	782	—	1,729
Income (loss) from operations	5,662	(4,706)	(2,406)	(1,450)
Interest expense, net and amortization of loan fees	—	—	356	356
Capital expenditures	20,493	5,626	—	26,119

	Balance at June 30, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$112,164	$54,296	$251,306	$417,766

	Balance at December 31, 2014
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$105,631	$53,038	$251,472	$410,141

11. SUBSEQUENT EVENTS

Cash distribution
On July 30, 2015, PBF GP's board of directors declared a cash distribution, based on the results of the second quarter of 2015, of $0.37 per unit. The distribution is payable on August 31, 2015 to PBFX unit holders of record at the close of business on August 14, 2015.

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

Overview
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. On May 14, 2014, PBFX completed the Offering of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). PBFX filed a registration statement on Form S-1, with respect to the Offering, with the SEC which was declared effective on May 8, 2014. On May 9, 2014, PBFX’s common units began trading on the New York Stock Exchange under the symbol “PBFX”. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and as of June 30, 2015 owned 94.3% of the total economic interest in PBF LLC. PBF LLC holds a 53.8% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 46.2% limited partner interest owned by public unit holders as of June 30, 2015.
The Partnership includes the assets, liabilities and results of operations of certain crude oil and refined product terminaling, pipeline, and storage assets, previously operated and owned by PBF Holding's subsidiaries, DCR and TRC, which were acquired in a series of transactions during 2014 and 2015.
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

On September 30, 2014, the Partnership acquired from PBF LLC the DCR West Rack, a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery with total throughput capacity of at least 40,000 barrels per day (“bpd”). Also, on December 11, 2014, the Partnership acquired from PBF LLC the Toledo Storage Facility, a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility. In addition, on May 14, 2015, the Partnership acquired from PBF LLC the Delaware City Products Pipeline, a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd and the Delaware City Truck Rack, a 15-lane, 76,000 bpd capacity truck loading rack located at PBF Holding's Delaware City, Delaware refinery. Delaware City Products Pipeline and Delaware City Truck Rack are collectively referred to as the “Delaware City Products Pipeline and Truck Rack.”

The condensed consolidated financial statements presented in this Form 10-Q include the consolidated financial results of our Predecessor, for periods presented through May 13, 2014, and the consolidated financial results of PBFX for the period beginning May 14, 2014, the date of the completion of the Offering. The balance sheet as of June 30, 2015 presents solely the consolidated financial position of PBFX. We recorded the Acquisitions from PBF at PBF Energy's historical book value, as the Acquisitions from PBF were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of the Predecessor and PBFX contained herein to include the historical results of the DCR West Rack, Toledo Storage Facility and the Delaware Products Pipeline and Truck Rack prior to the effective date of each transaction.
Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support. Upon closing of the Offering and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil and refined products from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its three refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Our assets consist of the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack (collectively referred to as the “Contributed Assets”), which are integral components of the crude oil and refined products delivery and storage operations at all three of PBF Energy’s refineries.

Agreements with PBF Energy

Commercial Agreements
The Partnership has various long-term, fee-based commercial agreements with PBF Holding under which PBFX provides rail, trucking, pipeline, terminal distribution and storage services to PBF Holding, and PBF Holding commits to provide the Partnership with minimum monthly throughput volumes of crude oil and refined products. If, in any calendar quarter, PBF Holding fails to meet its minimum volume commitments under these agreements, it will be required to pay a shortfall payment. The Partnership believes the terms and conditions under these agreements, as well as other agreements with PBF Holding described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
2014 Commercial Agreements
The commercial agreements entered into during the year ended December 31, 2014 with PBF Holding have initial terms ranging from approximately seven to ten years and include:
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
•a terminaling services agreement, with an initial term of approximately seven years, under which the Partnership provides rail terminaling services to PBF Holding at the DCR West Rack; and
•a storage and terminaling services agreement, with an initial term of ten years, under which the Partnership provides storage and terminaling services to PBF Holding at the Toledo Storage Facility.
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

2015 Commercial Agreements
On May 15, 2015, in connection with the Delaware City Products Pipeline and Truck Rack Acquisition, PBF Holding and DPC entered into an approximately ten-year pipeline services agreement (the “Delaware Pipeline Services Agreement”) under which the Partnership, through DPC, will provide pipeline services to PBF Holding. PBF Holding also entered into an approximately ten-year terminaling services agreement with Delaware City Logistics Company LLC (“DCLC”) (the “Delaware Truck Loading Services Agreement”) under which the Partnership, through DCLC, will provide terminaling services to PBF Holding. The Delaware Pipeline Services Agreement and Delaware Truck Loading Services Agreement (collectively, the “Delaware City Pipeline and Terminaling Agreements”) can be extended by PBF Holding for two additional five-year periods. Under the Delaware City Pipeline and Terminaling Agreements, the Partnership will provide PBF Holding with pipeline and terminaling services in return for throughput fees.
The minimum throughput commitment for the Delaware City Products Pipeline will be 50,000 bpd for a fee equal to $0.5266 per barrel of product throughputted up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $0.5266 per barrel. The minimum throughput commitment for the Delaware City Truck Rack will be 30,000 bpd for refined clean products with a fee equal to $0.462 per barrel and 5,000 bpd for LPGs with a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and for volumes in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the applicable fee.
The Partnership is required to maintain the assets acquired in the Delaware City Products Pipeline and Truck Rack Acquisition in a condition and with a capacity sufficient to handle a volume of PBF Holding’s products at least equal to their current operating capacity as a whole subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Delaware City Pipeline and Terminaling Agreements.

Other Agreements
In addition to the commercial agreements described above, the Partnership also entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which addresses the payment of an annual fee, in the amount of $2.35 million per year, for the provision of various general and administrative services, among other matters, and an operations and management services and secondment agreement with PBF Holding and certain of its subsidiaries under which PBFX reimburses PBF Holding for the provision of certain operational services to the Partnership in support of its operations, including operational services performed by certain of PBF Holding's field-level employees. The omnibus agreement and operations and management services and secondment agreement were amended on May 15, 2015 to include the Delaware City Products Pipeline and Truck Rack.

Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences in the way our Predecessor historically reported revenues for services provided to PBF Energy and the way we record revenues subsequent to the closing of the Offering and effective dates of the Acquisitions from PBF. Our assets have historically been a part of the integrated operations of PBF Energy, and the operation of our assets did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Prior to August 2013, DPC generated third party revenue by charging fees for transporting refined products pursuant to an agreement with Morgan Stanley Capital Group (“MSCG”). Upon completion of this contract, only inter-entity revenue from DCR was recognized.

Following the closing of the Offering and effective dates of the Acquisitions from PBF, revenues are generated from the commercial agreements that we entered into with PBF Holding under which we receive revenues for logistics services. These contracts contain minimum volume commitments and fees that are indexed for inflation.
General and Administrative Expenses. Historically, our general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by PBF Energy for general corporate services, such as treasury, accounting and legal services. These expenses were allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Following an increase in the annual fee payable under the omnibus agreement described above, PBF Energy charges us an annual fee of $2.35 million for the provision of various centralized administrative services. Additionally, we reimburse our general partner and its affiliates, including subsidiaries of PBF Energy, for the salaries and benefits costs of employees who devote more than 50% of their time to us, which we currently estimate will be approximately $2.5 million annually. We also expect to incur $4.5 million of incremental annual general and administrative expense as a result of being a publicly traded partnership.

Financing. We have made, and intend to make, cash distributions to our unitholders at a minimum distribution rate of $0.30 per unit per quarter ($1.20 per unit on an annualized basis). As a result, we expect to fund future capital expenditures primarily from the sale of U.S. Treasury or other investment grade securities used as collateral to secure obligations under our three-year, $300,000 term loan facility (the “Term Loan”), external sources including borrowings under our five-year, $325,000 senior secured revolving credit facility (the “Revolving Credit Facility”), and issuances of equity and debt securities. In connection with the closing of the Offering, we entered into the Revolving Credit Facility and the Term Loan. On May 12, 2015, the Partnership and its wholly-owned subsidiary PBF Logistics Finance Corporation, closed on $350.0 million aggregate principal amount of 6.875% Senior Notes due 2023 (the “2023 Notes”). We received net proceeds from the 2023 Notes offering of approximately $343.0 million, after deducting the initial purchasers’ discount and estimated offering expenses. We used the net proceeds to pay $88.0 million of the cash consideration payable by us in the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $255.0 million of the outstanding indebtedness under the Revolving Credit Facility. We also used $20.1 million of cash on hand to pay down the Revolving Credit Facility prior to the completion of the Delaware City Products Pipeline and Truck Rack Acquisition. In addition, in connection with the Delaware City Products Pipeline and Truck Rack Acquisition, we reborrowed $24.5 million under the Revolving Credit Facility to pay the remaining portion of the cash consideration and related transaction costs. At June 30, 2015, we had $24.5 million outstanding under the Revolving Credit Facility, $234.2 million outstanding under the Term Loan and $350.0 million outstanding under our 2023 Notes.

Other Factors That Will Significantly Affect Our Results
Supply and Demand for Crude Oil and Refined Products. We generate revenue by charging fees for receiving, handling, transferring, storing and throughputting crude oil and refined products. All of our revenues are derived from fee-based commercial agreements with subsidiaries of PBF Energy with initial terms ranging from approximately seven to ten years, which enhances the stability of our cash flows. The volume of crude oil and refined products that is throughputted depends substantially on PBF Energy’s refining margins. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products.
Factors driving the prices of petroleum based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Please read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).
Acquisition Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under our omnibus agreement with PBF GP, PBF LLC and PBF Holding, subject to certain exceptions, we have a right of first offer on certain logistics assets retained by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Energy’s Delaware City and Toledo refineries related to our business in the event PBF Energy permanently shuts down either the Delaware City refinery or the Toledo refinery. In addition, our commercial agreements provide us with the right to use certain assets at PBF Energy’s Delaware City or Toledo refineries in the event of a temporary shutdown. Furthermore, we may pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.
Third-Party Business. As of June 30, 2015, PBF Holding accounts for all of our revenues. We are examining further diversification of our customer base by potentially developing third-party throughput volumes in our existing system and expanding our asset portfolio to service third-party customers. Unless we are successful in attracting third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include but are not limited to volumes, including terminal and pipeline volumes; operating and maintenance expenses; and EBITDA and distributable cash flow. We define EBITDA and distributable cash flow below.
Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil and products that we throughput at our terminaling and pipeline operations. These volumes are primarily affected by the supply of and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Although PBF Energy has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by:

•	PBF Energy’s utilization of our assets in excess of the minimum volume commitments;

•	our ability to identify and execute accretive acquisitions and organic expansion projects, and capture PBF Energy’s incremental volumes or third-party volumes; and

•	our ability to increase throughput volumes at our facilities and provide additional ancillary services at those terminals and pipeline.
Operating and Maintenance Expenses. Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses, outside contractor expenses, utility costs, insurance premiums, repairs and maintenance expenses and related property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We will seek to manage our maintenance expenditures on our assets by scheduling maintenance overtime to avoid significant variability in our maintenance expenditures and to minimize their impact on our cash flow.
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
We believe that the presentation of EBITDA provides useful information to investors in assessing our financial condition and results of operations. We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance and provides investors with an enhanced perspective of the operating performance of our assets and the cash our business is generating. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. EBITDA and distributable cash flow are reconciled to net income (loss) and net cash provided by (used in) operating activities in “—Results of Operations” below.

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
Combined Overview. The following tables summarize our results of operations and financial data for the three and six months ended June 30, 2015 and 2014. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014*	2015	2014*
	(In thousands)

Revenue from affiliates	$34,868	$10,168	$67,713	$12,350

Operating costs and expenses:
Operating and maintenance expenses	4,768	4,817	13,202	9,665
General and administrative expenses	3,729	1,609	6,791	2,406
Depreciation and amortization	1,637	868	3,270	1,729
Total costs and expenses	10,134	7,294	23,263	13,800
Income (loss) from operations	24,734	2,874	44,450	(1,450)
Other income (expense):
Interest expense, net and other financing costs	(4,624)	(285)	(6,418)	(283)
Amortization of loan fees	(306)	(73)	(467)	(73)
Net income (loss)	19,804	2,516	37,565	(1,806)
Less: Net income (loss) attributable to Predecessor	221	(2,901)	1,274	(7,223)
Limited partners' interest in net income attributable to the Partnership	$19,583	$5,417	$36,291	$5,417

Other Data:
EBITDA	$26,371	$3,742	$47,720	$279
Distributable cash flow	22,119	5,831	41,365	5,831
Capital expenditures	144	16,673	220	26,119
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.

Reconciliation of Non-GAAP Financial Measures
As described in “How We Evaluate Our Operations,” our management uses EBITDA and distributable cash flow to analyze our performance. The following table presents a reconciliation of net income (loss) to EBITDA and distributable cash flow, the most directly comparable GAAP financial measure on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014*	2015	2014*

Net income (loss)	$19,804	$2,516	$37,565	$(1,806)
Interest expense, net	4,624	285	6,418	283
Amortization of loan fees	306	73	467	73
Depreciation and amortization	1,637	868	3,270	1,729
EBITDA	26,371	3,742	47,720	279
Less: Predecessor EBITDA	308	(2,181)	1,537	(5,644)
EBITDA attributable to PBFX	26,063	5,923	46,183	5,923
Add: Non-cash unit-based compensation expense	683	195	1,613	195
Less: Interest expense, net	(4,627)	(287)	(6,431)	(287)
Less: Maintenance capital expenditures	—	—	—	—
Distributable cash flow	$22,119	$5,831	$41,365	$5,831
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.
The following table presents a reconciliation of net cash provided by operating activities to EBITDA and distributable cash flow, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014*	2015	2014*

Net cash provided by (used in) operating activities:	$20,089	$(763)	$37,988	$(4,441)
Change in current assets and liabilities	2,341	4,415	4,927	4,632
Interest expense, net	4,624	285	6,418	283
Non-cash unit-based compensation expense	(683)	(195)	(1,613)	(195)
EBITDA	26,371	3,742	47,720	279
Less: Predecessor EBITDA	308	(2,181)	1,537	(5,644)
EBITDA attributable to PBFX	26,063	5,923	46,183	5,923
Add: Non-cash unit-based compensation expense	683	195	1,613	195
Less: Interest expense, net	(4,627)	(287)	(6,431)	(287)
Less: Maintenance capital expenditures	—	—	—	—
Distributable cash flow	$22,119	$5,831	$41,365	$5,831
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Summary. Our net income for the three months ended June 30, 2015 increased $17.3 million to $19.8 million from $2.5 million for the three months ended June 30, 2014. The increase in net income was primarily due to the following:

•	an increase in revenues of $24.7 million attributable to the effect of the new commercial agreements with PBF Energy;

•	partially offset by the following:

◦
an increase in general and administrative expenses of $2.1 million, or 131.8%, as a result of increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership and expenses associated with PBFX unit-based compensation;

◦	an increase in depreciation and amortization expense of $0.8 million, or 88.6%, related to new assets being placed into service;

◦
an increase in interest expense, net and other financing costs of $4.3 million attributable to the interest costs associated with the 2023 Notes, as well as the Term Loan and Revolving Credit Facility, partially offset by interest income associated with our marketable securities; and

◦	an increase in amortization of loan fees of $0.2 million due to the amortization of capitalized debt issuance costs for the full three month period in 2015.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Summary. Our net income for the six months ended June 30, 2015 increased $39.4 million to $37.6 million from a net loss of $1.8 million for the six months ended June 30, 2014. The increase in net income was primarily due to the following:

•	an increase in revenues of $55.4 million attributable to the effect of the new commercial agreements with PBF Energy;

•	partially offset by the following:

◦	an increase in operating and maintenance expenses of $3.5 million, or 36.6%, mainly related to higher repairs and maintenance and contract labor expenses;

◦
an increase in general and administrative expenses of $4.4 million, or 182.3%, as a result of increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership and expenses associated with PBFX unit-based compensation;

◦	an increase in depreciation and amortization expense of $1.5 million, or 89.1%, related to new assets being placed into service;

◦
an increase in interest expense, net and other financing costs of $6.1 million attributable to the interest costs associated with the 2023 Notes, as well as the Term Loan and Revolving Credit Facility, partially offset by interest income associated with our marketable securities; and

◦	an increase in amortization of loan fees of $0.4 million due to the amortization of capitalized debt issuance costs for the full six month period in 2015.
Operating Segments
We review operating results in two reportable segments: (i) Transportation and Terminaling; and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net sales less operating expenses and depreciation and amortization. General and administrative expenses not included in the Transportation and

Terminaling and Storage segments are included in Corporate. Segment reporting is more fully discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Transportation and Terminaling Segment
The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014*	2015	2014*
	(In thousands)

Revenue from affiliates	$29,642	$10,168	$56,962	$12,350

Operating costs and expenses:
Operating and maintenance expenses	3,029	2,974	9,556	5,741
Depreciation and amortization	993	471	1,984	947
Total costs and expenses	4,022	3,445	11,540	6,688
Transportation and Terminaling Segment Operating Income (Loss)	$25,620	$6,723	$45,422	$5,662
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Key Operating Information
Throughput (barrels per day ("bpd"))
Delaware City Rail Terminal	47.5	71.4	48.1	71.4
DCR West Rack	11.4	N/A	24.2	N/A
Toledo Truck Terminal	13.7	12.1	10	12.1
Toledo Propane Loading Facility	4.2	N/A	4.2	N/A
Delaware Products Pipeline	49.3	51.7	48.7	49.8
Delaware Truck Rack	36.4	N/A	36.4	N/A
Total throughput
Delaware City Rail Terminal	4,324.6	3,600.0	8,714.7	3,600.0
DCR West Rack	1,033.9	N/A	4,379.8	N/A
Toledo Truck Terminal	1,245.0	581.6	1,812.6	581.6
Toledo Propane Loading Facility	385.4	N/A	757.2	N/A
Delaware Products Pipeline	4,489.3	4,706.1	8,820.9	9,010.2
Delaware Truck Rack	1,712.1	N/A	1,712.1	N/A
Total	13,190.3	8,887.7	26,197.3	13,191.8

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
The following discussion of results for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 reflects the results of our Predecessor and PBFX. The three months ended June 30, 2014 reflect the results of PBFX, retrospectively adjusted for the Acquisitions from PBF. The three months ended June 30, 2015 reflect the results of PBFX, adjusted for the pre-acquisition results of the Delaware City Products Pipeline and Truck Rack.

The Partnership's future results of operations may not be comparable to our Predecessor's historical results of operations, as further discussed above in “—Factors Affecting the Comparability of our Financial Results.”
Revenue. Prior to the Offering and the Acquisition from PBF, our assets were a part of the integrated operations of PBF Energy and the operation of our assets did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Following the closing of the Offering and the Acquisitions from PBF, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $0.1 million, or 1.8%, to approximately $3.0 million for the three months ended June 30, 2015 compared to slightly less than $3.0 million for the three months ended June 30, 2014. The increase in operating and maintenance expenses was primarily attributable to approximately $0.8 million of operating expenses associated with the DCR West Rack assets which were placed in service in August 2014. This increase is offset by a decrease of approximately $0.7 million associated with outside services at the Delaware Rail Terminal due to lower throughput. The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of PBF Holding's employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.5 million, or 110.8%, to approximately $1.0 million for the three months ended June 30, 2015 compared to approximately $0.5 million for the three months ended June 30, 2014. The increase in depreciation and amortization expense was primarily attributable to approximately $0.4 million of additional depreciation associated with the DCR West Rack assets which were placed in service in August 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
The following discussion of results for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 reflects the results of our Predecessor and PBFX. The six months ended June 30, 2014 reflect the results of PBFX, retrospectively adjusted for the Acquisitions from PBF. The six months ended June 30, 2015 reflect the results of PBFX, adjusted for the pre-acquisition results of the Delaware City Products Pipeline and Truck Rack. The Partnership's future results of operations may not be comparable to our Predecessor's historical results of operations, as further discussed above in “—Factors Affecting the Comparability of our Financial Results.”
Revenue. Prior to the Offering and the Acquisition from PBF, our assets were a part of the integrated operations of PBF Energy and the operation of our assets did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Following the closing of the Offering and the Acquisitions from PBF, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $3.8 million, or 66.5%, to approximately $9.6 million for the six months ended June 30, 2015 compared to approximately $5.7 million for the six months ended June 30, 2014. The increase in operating and maintenance expenses was primarily attributable to approximately $3.3 million in outside services costs and approximately $1.0 million in materials and operating supplies associated with the DCR West Rack assets which were placed in service in August 2014. This increase is offset by a decrease of $0.5 million associated with outside services costs at the Delaware Rail Terminal due to lower throughput. The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of PBF Holding's employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased approximately $1.0 million, or 109.5%, to approximately $2.0 million for the six months ended June 30, 2015 compared to approximately $0.9 million for the six months ended June 30, 2014. The increase in depreciation and amortization expense was primarily attributable to approximately $0.8 million of additional depreciation associated with the DCR West Rack assets which were placed in service in August 2014.
Storage Segment
The following table and discussion is an explanation of our results of operations of the Storage segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014*	2015	2014*
	(In thousands)

Revenue from affiliates	$5,226	$—	$10,751	$—

Operating costs and expenses:
Operating and maintenance expenses	1,739	1,843	3,646	3,924
Depreciation and amortization	644	397	1,286	782
Total costs and expenses	2,383	2,240	4,932	4,706
Storage Segment Operating Income (Loss)	$2,843	$(2,240)	$5,819	$(4,706)

VOLUMES
Storage capacity reserved (shell capacity barrels)	3,484.7	N/A	3,583.6	N/A
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
The following discussion of results for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 reflects the results of our Predecessor and PBFX. The three months ended June 30, 2014 reflect the results of PBFX, retrospectively adjusted for the Acquisitions from PBF. The three months ended June 30, 2015 reflect the results of PBFX. The Partnership's future results of operations may not be comparable to our Predecessor's historical results of operations, as further discussed in “Factors Affecting the Comparability of our Financial Results.”
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
Operating and Maintenance Expenses. Operating and maintenance expenses decreased approximately $0.1 million, or 5.6%, to approximately $1.7 million for the three months ended June 30, 2015 compared to approximately $1.8 million for the three months ended June 30, 2014. The decrease in operating and maintenance expenses was primarily attributable to an approximate $0.1 million decrease in operational support, materials and operating supplies costs associated with the Toledo Storage Facility tank farm assets.The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of PBF Holding's employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.2 million, or 62.2%, to approximately $0.6 million for the three months ended June 30, 2015 compared to approximately $0.4 million for the three months ended June 30, 2014. The increase in depreciation and amortization expense was primarily attributable to an additional crude tank being placed in service at the Toledo Storage Facility in October 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
The following discussion of results for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 reflects the results of our Predecessor and PBFX. The six months ended June 30, 2014 reflect the results of PBFX, retrospectively adjusted for the Acquisitions from PBF. The six months ended June 30, 2015 reflect the results of PBFX. The Partnership's future results of operations may not be comparable to our Predecessor's historical results of operations, as further discussed in “Factors Affecting the Comparability of our Financial Results.”
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
Operating and Maintenance Expenses. Operating and maintenance expenses decreased approximately $0.3 million, or 7.1%, to approximately $3.6 million for the six months ended June 30, 2015 compared to approximately $3.9 million for the six months ended June 30, 2014. The decrease in operating and maintenance expenses was primarily attributable to an approximate $0.3 million decrease in operational support, materials and operating supplies costs associated with the Toledo Storage Facility tank farm assets.The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of PBF Holding's employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.5 million, or 64.5%, to approximately $1.3 million for the six months ended June 30, 2015 compared to approximately $0.8 million for the six months ended June 30, 2014. The increase in depreciation and amortization expense was primarily attributable to an additional crude tank being placed in service at the Toledo Storage Facility in October 2014.

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
We have paid, and intend to continue to pay, a quarterly distribution of at least $0.30 per unit per quarter, which equates to approximately $10.4 million per quarter, or $41.8 million per year, based on the number of common, subordinated and general partner units outstanding. We do not have a legal obligation to pay this distribution. On March 4, 2015, we made a quarterly cash distribution totaling $10.9 million, or $0.33 per unit.  On May 29, 2015, we also made a quarterly cash distribution totaling $12.0 million, or $0.35 per unit.
Prior to the Offering, our sources of liquidity primarily consisted of funding from PBF Energy. Our cash receipts were deposited in PBF Energy’s bank accounts and all cash disbursements were made from these accounts. Thus, historically our Predecessor's financial statements have reflected minimal or no cash balances. Following the Offering, we have separate bank accounts but PBF Energy provides treasury services on behalf of PBF GP under our omnibus agreement. Following completion of the Offering and the Acquisitions from PBF, PBF Energy retained the working capital of our Predecessor, as these balances represented assets and liabilities related to our Predecessor's assets prior to the closing of the Offering and Acquisitions from PBF.
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
The Revolving Credit Facility and Term Loan contain covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. We are in compliance with our covenants under the Revolving Credit Facility and Term Loan as of June 30, 2015.

On May 12, 2015, we completed the offering of $350.0 million of 2023 Senior Notes. The initial purchasers in the offering purchased $330.1 million aggregate principal amount of 2023 Notes and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining $19.9 million aggregate principal amount of 2023 Notes. We used the net proceeds of approximately $343.0 million from the offerings, after deducting the initial purchasers’ discount and estimated offering expenses, to pay $88.0 million of the cash consideration due in connection with the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $255.0 million of outstanding indebtedness under our Revolving Credit Facility. We pay interest on the 2023 Notes semi-annually on May 15 and November 15 of each year, beginning on November 15, 2015. The 2023 Notes mature on May 15, 2023.
The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of June 30, 2015, we are in compliance with all covenants under the 2023 Notes.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014*
		Predecessor
	(In thousands)
Net cash provided by (used in) operating activities	$37,988	$(4,441)
Net cash provided by (used in) investing activities	479	(326,129)
Net cash (used in) provided by financing activities	(45,972)	334,749
Net change in cash and cash equivalents	$(7,505)	$4,179
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.
Net cash provided by operating activities increased approximately $42.4 million, to approximately $38.0 million for the six months ended June 30, 2015 compared to net cash used in operating activities of approximately $4.4 million for the six months ended June 30, 2014. The increase in net cash provided by operating activities was primarily the result of net income of approximately $37.6 million recognized during the six months ended June 30, 2015, compared to a net loss of approximately $1.8 million for the six months ended June 30, 2014. Net cash provided by operating activities for the six months ended June 30, 2015 also included non-cash charges relating to depreciation and amortization of approximately $3.3 million, amortization of loan fees of approximately $0.5 million and unit-based compensation of approximately $1.6 million, partially offset by net changes in working capital of approximately $4.9 million primarily driven by the timing of collection of accounts receivables. Net cash provided by operating activities for the six months ended June 30, 2014 included non-cash charges relating to depreciation and amortization of approximately $1.7 million, amortization of loan fees of approximately $0.1 million and unit-based compensation of approximately $0.2 million, partially offset by net changes in working capital of approximately $4.6 million.
Net cash provided by investing activities increased approximately $326.6 million to net cash provided by investing activities of approximately $0.5 million for the six months ended June 30, 2015 compared to net cash used in investing activities of approximately $326.1 million for the six months ended June 30, 2014. The increase in net cash provided by investing activities was primarily the result of a decrease in capital expenditures of approximately $25.9 million for the six months ended June 30, 2015 and net purchases of $300.0 million of marketable securities during the six months ended June 30, 2014.
Net cash from financing activities decreased approximately $380.7 million to net cash used in financing activities of approximately $46.0 million for the six months ended June 30, 2015 compared to net cash provided by financing activities of approximately $334.7 million for the six months ended June 30, 2014. Net cash used in financing activities for the six months ended June 30, 2015 consisted of the proceeds from the issuance of the 2023 Notes of $350.0 million, distributions to PBF LLC related to the Delaware City Products Pipeline and Truck Rack acquisition of approximately $112.5 million, distributions to unitholders of approximately $22.9 million, distribution to parent of approximately $1.0 million related to the pre-acquisition activity of the Delaware City Products Pipeline and Truck Rack, net repayment of our Revolving Credit Facility of approximately $250.6 million, net repayment of our Term Loan of approximately $0.7 million, and deferred financing costs of approximately $8.2 million. Net cash provided by financing activities for the six months ended June 30, 2014 consisted of proceeds from the issuance of common units of approximately $341.0 million, proceeds from our Term Loan of approximately $300.0 million, and parent contributions of approximately $29.7 million related to our Predecessor, partially offset by distributions to PBF LLC related to Offering of approximately $328.7 million, deferred financing costs of approximately $2.3 million, and offering costs for the issuance of common units of approximately $5.0 million.

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
Capital expenditures for the six months ended June 30, 2015 were approximately $0.2 million. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2015.
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

Contractual Obligations
With the exception of the 2023 Notes offering and the routine fluctuation in the balances of our Revolving Credit Facility and Term Loan, there have been no significant changes in our debt obligations since those reported in our 2014 Form 10-K. See Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for more information regarding our debt obligations.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities, other than outstanding letters of credit in the amount of approximately $2.0 million.

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
Environmental Liabilities.
Contamination resulting from spills of crude oil or petroleum products are not unusual within the petroleum terminaling or transportation industries. Historic spills at truck and rail racks, and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater.
Pursuant to the contribution agreements entered into in connection with the Offering and the Acquisitions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor's properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of the Offering and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for certain events and conditions associated with the ownership or operation of our assets that occur after the closings of the Offering and the Acquisitions from PBF, and for environmental liabilities related to our assets to the extent PBF Energy is not required to indemnify us for such liabilities or if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of PBF Energy or its employees, including those seconded to us. As a result, we may incur the type of expenses described above in the future, which may be substantial.

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

Debt that we incur under our Revolving Credit Facility and Term Loan bear interest at a variable rate and expose us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $5.4 million change in our interest expense, assuming we were to borrow all $325.0 million under our Revolving Credit Facility and the outstanding balance of our Term Loan was $234.2 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX's management, including PBFX's principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2015. Based on that evaluation, PBFX's principal executive officer and the principal financial officer have concluded that PBFX's disclosure controls and procedures are effective at the reasonable assurance level.
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
Management has not identified any changes in PBFX's internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor supplements and/or updates the risk factors previously disclosed in our
2014 10-K:

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.
We and our subsidiaries may be able to incur substantial indebtedness in the future. Our future level of debt could have important consequences to us, including the following:

•	our ability to obtain ad.

•	additional financing, if necessary, for working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on favorable terms;

•	our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.
Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, organic growth projects, investments or capital expenditures, selling assets or issuing equity.
We may not be able to effect any of these actions on satisfactory terms or at all. We have sold, and expect to continue to sell, our U.S. Treasury or other investment grade securities currently used to secure our obligations under the Term Loan over time to fund our capital expenditures, and immediately prior to selling such securities, we expect to continue to repay an equal amount of Term Loan borrowings with borrowings under our Revolving Credit Facility. We may also rely on external sources including other borrowings under our Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion. During the six months ended June 30, 2015, we borrowed an additional $24.5 million under our Revolving Credit Facility to partially fund the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $0.7 million of our Term Loan in order to release the $0.7 million in marketable securities to fund capital expenditures and acquisitions.
Any borrowings and letters of credit issued under our Revolving Credit Facility will be secured, and as a result, effectively senior to the 2023 Notes and the guarantees of the 2023 Notes by the guarantors, to the extent of the value of the collateral securing that indebtedness. The Term Loan is also fully cash collateralized at all times by cash, U.S. Treasuries or other investment grade securities. In addition, the holders of any future debt we may incur that ranks equally with the 2023 Notes will be entitled to share ratably with the holders of the 2023 Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us. This may have the effect of reducing the amount of proceeds paid to you.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
As of June 30, 2015, we have $24.5 million of secured indebtedness and $2.0 million of letters of credit outstanding under our Revolving Credit Facility, $234.2 million of secured indebtedness outstanding under our Term Loan (all of which is fully cash collateralized at all times by cash or U.S. treasury securities), $350.0 million of unsecured indebtedness consisting of the 2023 Notes, and an additional $298.5 million of total unused borrowing capacity under the Revolving Credit Facility. Our level of indebtedness could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•
covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•
we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and payments of our debt obligations, including the 2023 Notes; and

•	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.
Any of these factors could result in a material adverse effect on our business, financial condition, results of operations, business prospects and ability to satisfy our obligations under the 2023 Notes.
Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions to our unitholders, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.

We do not have the same flexibility as other types of organizations to accumulate cash which may limit cash available to service the 2023 Notes or to repay them at maturity.
Subject to the limitations on restricted payments contained in the indenture governing the 2023 Notes and in our Revolving Credit Facility and any other indebtedness, we distribute all of our “available cash” each quarter to our unitholders of record on the applicable record date. Available cash generally means, for any quarter, all cash on hand at the end of that quarter:

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
As a result, we do not accumulate significant amounts of cash and thus do not have the same flexibility as corporations or other entities that do not pay dividends or have complete flexibility regarding the amounts they will distribute to their equity holders. The timing and amount of our distributions could significantly reduce the cash available to pay the principal, premium (if any) and interest on the 2023 Notes. The board of directors of our general partner will determine the amount and timing of such distributions and has broad discretion to establish and make additions to our reserves or the reserves of our operating subsidiaries as it determines are necessary or appropriate

Although our payment obligations to our unitholders are subordinate to our payment obligations with respect to the 2023 Notes, the value of our units will decrease in correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may not be able to issue equity to recapitalize.

Payment of principal and interest on the 2023 Notes will be effectively subordinated to our senior secured debt to the extent of the value of the assets securing the debt and structurally subordinated as to the indebtedness of any of our subsidiaries that do not guarantee the 2023 Notes.
The 2023 Notes are our senior unsecured debt and rank equally in right of payment with all of our other existing and future unsubordinated debt. The 2023 Notes are effectively junior to all our existing and future secured debt, including our Revolving Credit Facility and Term Loan, to the extent of the value of the assets securing the debt, to any debt of our future subsidiaries that do not guarantee the 2023 Notes and to the existing and future secured debt of any subsidiaries that guarantee the 2023 Notes to the extent of the value of the assets securing the debt. Holders of our secured obligations, including obligations under our Revolving Credit Facility and Term Loan, will have claims that are prior to claims of holders of the 2023 Notes with respect to the assets securing those obligations. In the event of liquidation, dissolution, reorganization, bankruptcy or any similar proceeding, our assets and those of our subsidiaries will be available to pay obligations on the 2023 Notes and the guarantees only after holders of our senior secured debt have been paid the value of the assets securing such debt.
In addition, although all of our existing subsidiaries, other than PBF Logistics Finance Corporation, will initially guarantee the 2023 Notes, in the future, under certain circumstances, the guarantees are subject to release and we may have subsidiaries that are not guarantors. In that case, the 2023 Notes would be structurally junior to the claims of all creditors, including trade creditors and tort claimants, of our subsidiaries that are not guarantors. In the event of the liquidation, dissolution, reorganization, bankruptcy or similar proceeding of the business of a subsidiary that is not a guarantor, creditors of that subsidiary would generally have the right to be paid in full before any distribution is made to us or the holders of the 2023 Notes. Accordingly, there may not be sufficient funds remaining to pay amounts due on all or any of the 2023 Notes.
Further, although PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, under the terms of such guarantee, PBF LLC will generally not have any obligation to make principal payments with respect to the 2023 Notes unless and until all remedies, including in the context of bankruptcy proceedings, have first been fully exhausted against us with respect to such payment obligations, and holders of the 2023 Notes are still owed amounts in respect of the principal of the 2023 Notes. In addition, PBF LLC is not subject to any of the covenants under the indenture governing the 2023 Notes.

The subsidiary guarantees could be deemed fraudulent conveyances under certain circumstances, and a court may try to subordinate or void the subsidiary guarantees.
Under U.S. bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee can be voided, or claims under a guarantee may be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:

•	received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and was insolvent or rendered insolvent by reason of such incurrence;

•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.
In addition, any payment by that guarantor under a guarantee could be voided and required to be returned to the guarantor or to a fund for the benefit of the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a subsidiary guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability, including contingent liabilities, on its existing debts as they become absolute and mature; or

•	it could not pay its debts as they became due.
We cannot assure you as to what standard for measuring insolvency a court would apply or that a court would agree with our conclusions.

We may not be able to repurchase the 2023 Notes upon a change of control triggering event and a change of control triggering event could result in us facing substantial repayment obligations under our Revolving Credit Facility, our Term Loan and the 2023 Notes.
Upon occurrence of a change of control triggering event, the indenture provides that holders will have the right to require us to repurchase all or any part of their 2023 Notes with a cash payment equal to 101% of the aggregate principal amount of 2023 Notes repurchased, plus accrued and unpaid interest. Additionally, our ability to repurchase the 2023 Notes upon such a change of control triggering event would be limited by our access to funds at the time of the repurchase and the terms of our other debt agreements. In addition, our Revolving Credit Facility and our Term Loan contain provisions relating to change of control of our general partner, our partnership and our operating subsidiaries. Upon a change of control triggering event, we may be required immediately to repay the outstanding principal, any accrued and unpaid interest on and any other amounts owed by us under our Revolving Credit Facility, our Term Loan, the 2023 Notes and any other outstanding indebtedness. The source of funds for these repayments would be our available cash or cash generated from other sources. However, we cannot assure holders that we will have sufficient funds available or that we will be permitted by our other debt instruments to fulfill these obligations upon a change of control in the future, in which case the lenders under our Revolving Credit Facility and our Term Loan would have the right to foreclose on our assets, which would have a material adverse effect on us. Furthermore, certain change of control events would constitute an event of default under the agreement governing our Revolving Credit Facility and our Term Loan and we might not be able to obtain a waiver of such defaults. There is no restriction in our partnership agreement on the ability of our general partner to enter into a transaction which would trigger the change of control provisions of our Revolving Credit Facility, our Term Loan or the indenture governing the 2023 Notes.

Many of the covenants in the indenture will terminate if the 2023 Notes are rated investment grade by Moody’s and Standard & Poor’s.
Many of the covenants in the indenture governing the 2023 Notes will terminate if the 2023 Notes are rated investment grade by Moody’s and Standard & Poor’s, provided at such time no default under the indenture has occurred and is continuing. These covenants will restrict, among other things, our ability to pay distributions, incur debt, and to enter into certain other transactions. There can be no assurance that the 2023 Notes will ever be rated investment grade, or that if they are rated investment grade, that the 2023 Notes will maintain these ratings. However, termination of these covenants would allow us to engage in certain transactions that would not be permitted while these covenants were in force.

There are restrictions on their ability to transfer or resell their 2023 Notes.
The 2023 Notes were offered and sold pursuant to an exemption from registration under U.S. and applicable state securities laws. The 2023 Notes have not been registered under the Securities Act or any state or foreign securities laws. As a result, the 2023 Notes may be transferred or resold only in transactions registered under, or exempt from, U.S. and applicable state securities laws. Therefore, holders may be required to bear the risk of their investment for an indefinite period of time. Under the registration rights agreement applicable to the 2023 Notes, we have agreed to file with the SEC, and use reasonable best efforts to cause to become effective within 365 days after the date of the initial issuance of the 2023 Notes, a registration statement relating to an offer to exchange the 2023 Notes for an issue of registered notes with terms substantially identical to the 2023 Notes (except for transfer restrictions and additional interest provisions, among others). The SEC, however, has broad discretion to determine whether any registration statement will be declared effective and may delay or deny the effectiveness of any registration statement filed by us for a variety of reasons. We cannot assure holders that we will be successful in having any such registration statement declared effective by the SEC. If we are unable to register the 2023 Notes within specified periods, their remedy will be limited to specified penalty interest and holders will not have a right of specific performance to cause us to conduct an exchange offer for registered notes or file a shelf registration statement for the resale of the 2023 Notes.

Their ability to transfer the 2023 Notes may be limited by the absence of a trading market.
The 2023 Notes are securities for which currently there is a limited trading market. We do not currently intend to apply for listing of the 2023 Notes on any securities exchange or stock market. Although the initial purchasers have informed us that they currently intend to make a market in the 2023 Notes, they are not obligated to do so. In addition, they may discontinue any such market making at any time without notice. The liquidity of any market for the 2023 Notes will depend on the number of holders of those 2023 Notes, the interest of securities dealers in making a market in those 2023 Notes and other factors. Accordingly, we cannot assure holders as to the development or liquidity of any market for the 2023 Notes. Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the 2023 Notes. We cannot assure holders that the market, if any, for the 2023 Notes will be free from similar disruptions. Any such disruption may adversely affect the note holders.
Future trading prices of the 2023 Notes and the exchange notes will depend on many factors, including:

•	our subsidiaries’ operating performance and financial condition;

•	our ability to complete the offer to exchange the 2023 Notes for the exchange notes, if required by the registration rights agreement;

•	the interest of the securities dealers in making a market in the 2023 Notes (or exchange notes, if any); and

•	the market for similar securities.

The indenture governing the 2023 Notes, our Revolving Credit Facility and our Term Loan contain restrictions which could adversely affect our business, financial condition, results of operations and our ability to service our indebtedness.
We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations. The indenture governing the 2023 Notes contains and our Revolving Credit Facility and Term Loan contain, and any future financing agreements may contain, operating and financial restrictions and covenants that could restrict our ability to finance future operations or capital needs, or to expand or pursue our business activities, which may, in turn, limit our ability to service our indebtedness. For example, our Revolving Credit Facility and the indenture that govern the 2023 Notes offered hereby restrict our ability to, among other things:

•	make investments;

•	incur or guarantee additional indebtedness or issue preferred units;

•	pay dividends or make distributions on units or redeem or repurchase our subordinated debt;

•	create liens;

•	incur dividend or other payment restrictions affecting subsidiaries;

•	sell assets;

•	merge or consolidate with other entities; and

•	enter into transactions with affiliates.
Furthermore, our Revolving Credit Facility contains covenants requiring us to maintain certain financial ratios. The Term Loan also contains affirmative and negative covenants that, among other things, limit our use of the proceeds from the loan and restrict our ability to incur liens and enter into burdensome agreements.
The provisions of our Revolving Credit Facility and Term Loan may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our existing debt could result in an event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full and the holders of our units could experience a partial or total loss of their investment.

The trading price of the 2023 Notes may be volatile and can be directly affected by many factors, including our credit rating.
The trading price of the 2023 Notes could be subject to significant fluctuation in response to, among other factors, changes in our operating results, interest rates, the market for noninvestment grade securities, general economic conditions and securities analysts’ recommendations, if any, regarding our securities. Credit rating agencies continually revise their ratings for companies they follow, including us. Any ratings downgrade could adversely affect the trading price of the 2023 Notes, or the trading market for the 2023 Notes, to the extent a trading market for the 2023 Notes develops. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future and any fluctuation may impact the trading price of the 2023 Notes.

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats us as a corporation for U.S. federal income tax purposes or we become subject to material additional amounts of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for payments on the 2023 Notes and our other debt obligations.
Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a publicly traded partnership such as ours to be treated as a corporation rather than a partnership for U.S. federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, a change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Therefore, our treatment as a corporation would result in a material reduction in our anticipated cash flow and could materially adversely affect our ability to make payments on the 2023 Notes and our other debt obligations.
Current law may change so as to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any such changes could negatively impact the amount of cash available for payments on the 2023 Notes and our other debt obligations.

In addition, changes in current state laws may subject us to additional entity-level taxation by individual states. Several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation because of widespread state budget deficits. Imposition of any such taxes on us may reduce the cash available for payments on the 2023 Notes and our other debt obligations.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
4.1
Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

4.2	Form of 6.875% Senior Note (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).
4.3
Registration Rights Agreement dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation and the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.1
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 5, 2015).

10.2
Third Amended and Restated Omnibus Agreement dated as of May 15, 2015 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.3
Third Amended and Restated Operation and Management Services and Secondment Agreement dated as of May 15, 2015 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.4
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.5
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

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

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date	August 6, 2015		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1
Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

4.2	Form of 6.875% Senior Note (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).
4.3
Registration Rights Agreement dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation and the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.1
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 5, 2015).

10.2
Third Amended and Restated Omnibus Agreement dated as of May 15, 2015 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.3
Third Amended and Restated Operation and Management Services and Secondment Agreement dated as of May 15, 2015 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.4
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.5
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

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