Form 10-Q
period 2015-09-30
PBF Logistics LP
filed 2015-11-05
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2015, there were 18,466,257 common units and 15,886,553 subordinated units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and as of September 30, 2015 owned 94.4% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”). PBF LLC holds a 53.7% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights ("IDR"), with the remaining 46.3% limited partner interest owned by public unitholders as of September 30, 2015.
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to May 14, 2014, refer to PBF MLP Predecessor, our predecessor for accounting purposes, which includes assets, liabilities and results of operations of certain crude oil and refined product transportation, terminaling and storage assets, previously operated and owned by PBF Holding's subsidiaries, Delaware City Refining Company LLC (“DCR”), Toledo Refining Company LLC (“TRC”), and PBF Holding's previously held subsidiary, Delaware Pipeline Company (“DPC”). As of September 30, 2015, PBF Holding, together with its subsidiaries, owns and operates three oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.
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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors”, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, in our Quarterly Report on Form 10-Q for the three months ended September 30, 2015, in our Annual Report on Form 10-K for the year ended December 31, 2014, which we refer to as our 2014 Form 10-K, in our Form 8-K issued September 2, 2015, which retrospectively adjusted Items 6, 7 and 8 of our 2014 Form 10-K to give retrospective effect to the acquisition of the Delaware City Products Pipeline and Truck Rack, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

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

PART 1 - FINANCIAL INFORMATION

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$18,236	$14,165
Accounts receivable - affiliates	24,272	11,630
Prepaid expenses and other current assets	775	397
Total current assets	43,283	26,192
Property, plant and equipment, net	145,642	146,867
Marketable securities	234,249	234,930
Other assets, net	9,489	2,152
Total assets	$432,663	$410,141
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$3,299	$3,223
Accounts payable and accrued liabilities	12,151	1,498
Total current liabilities	15,450	4,721
Long-term debt	608,700	510,000
Other long-term liabilities	—	—
Total liabilities	624,150	514,721

Commitments and contingencies (Note 8)

Equity:
Net Investment- Predecessor	—	15,713
Common unitholders - Public (15,893,313 and 15,812,500 units issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively)	336,933	336,369
Common unitholder - PBF LLC (2,572,944 and 1,284,524 units issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively)	(249,361)	(167,787)
Subordinated unitholder - PBF LLC (15,886,553 units issued and outstanding)	(278,878)	(288,875)
IDR holders - PBF LLC	(181)	—
Total equity	(191,487)	(104,580)
Total liabilities and equity	$432,663	$410,141

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014*	2015	2014*

Revenue from affiliates	$37,082	$17,060	$104,796	$29,409

Costs and expenses:
Operating and maintenance expenses	4,963	7,219	18,165	16,884
General and administrative expenses	3,007	2,722	9,798	5,128
Depreciation and amortization	1,649	1,177	4,919	2,906
Total costs and expenses	9,619	11,118	32,882	24,918

Income from operations	27,463	5,942	71,914	4,491

Other expense:
Interest expense, net and other financing costs	(6,757)	(685)	(13,174)	(968)
Amortization of loan fees	(423)	(142)	(891)	(215)
Net income	20,283	5,115	57,849	3,308
Less: Net income (loss) attributable to Predecessor	—	(4,193)	1,274	(11,417)
Limited partners' interest in net income attributable to the Partnership	$20,283	$9,308	$56,575	$14,725

Net income per limited partner unit:
Common units - basic	$0.59	$0.29	$1.68	$0.46
Common units - diluted	0.59	0.29	1.68	0.46
Subordinated units- basic and diluted	0.59	0.29	1.68	0.46
Weighted average limited partner units outstanding:
Common units - basic	18,455,575	15,886,553	17,784,133	15,886,553
Common units - diluted	18,455,575	15,894,691	17,784,133	15,887,683
Subordinated units- basic and diluted	15,886,553	15,886,553	15,886,553	15,886,553

Cash distributions declared per unit	$0.39	$0.30	$1.11	$0.46
* Prior-period financial information has been retrospectively adjusted for the acquisitions of the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack.

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014*

Cash flows from operating activities:
Net income	$57,849	$3,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,919	2,906
Amortization of deferred financing fees	891	215
Unit-based compensation expense	2,428	653
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(12,642)	(5,277)
Prepaid expenses and other current assets	(423)	(572)
Accounts payable - affiliates	76	1,279
Accounts payable and accrued liabilities	10,312	(1,808)
Other assets and liabilities	(21)	(4)
Net cash provided by operations	63,389	700

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,182)	(40,993)
Purchase of marketable securities	(1,609,286)	(1,188,906)
Maturities of marketable securities	1,609,983	923,996
Net cash used in investing activities	(485)	(305,903)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters' discount and commissions	—	340,957
Offering costs for issuance of common units	—	(5,000)
Distribution to PBF LLC related to Offering	—	(328,664)
Distribution to PBF LLC related to acquisitions	(112,500)	(135,000)
Distribution to unitholders	(35,772)	(5,127)
Distribution to Parent	(1,036)	—
Contribution from Parent	—	47,386
Proceeds from issuance of senior notes	350,000	—
Proceeds from revolving credit agreement	24,500	140,100
Repayment of revolving credit agreement	(275,100)	—
Proceeds from term loan	—	300,000
Repayment of term loan	(700)	(35,100)
Deferred financing costs	(8,225)	(2,339)
Net cash (used in) provided by financing activities	(58,833)	317,213

Net change in cash and cash equivalents	4,071	12,010
Cash and cash equivalents at beginning of year	14,165	75
Cash and cash equivalents at end of period	$18,236	$12,085

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$2,549	$30,906
Accrued capital expenditures	—	1,716
* Prior-period financial information has been retrospectively adjusted for the acquisitions of the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack.

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and as of September 30, 2015 owned 94.4% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”) of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option). PBF LLC holds a 53.7% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDR”), with the remaining 46.3% limited partner interest owned by public unitholders as of September 30, 2015.
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
PBFX's initial assets consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which was part of PBF Holding’s Toledo, Ohio refinery, which together with the DCR Rail Terminal, we refer to as the "IPO Assets". In connection with the Offering, the IPO Assets were distributed from PBF Holding to PBF LLC. The DCR Rail Terminal consists of a double loop track and ancillary pumping and unloading equipment. Construction of the DCR Rail Terminal began in July 2012 and it commenced operations in February 2013. The Toledo Truck Terminal commenced operations in December 2012 with one lease automatic custody transfer (“LACT”) unit. Two additional LACT units were made operational in May 2013. In July 2013, a fourth LACT unit was purchased that had previously been owned and operated at the Toledo Truck Terminal by a vendor in connection with a crude oil supply agreement. Two additional LACT units were placed into service in June 2014. The IPO Assets, along with the LACT units placed into service in June 2014, operate within the totality of the Toledo refinery and adjacent to the Delaware City refinery. The IPO Assets did not generate third party or affiliate revenue prior to the Offering. However, subsequent to the Offering, both of the IPO Assets have generated affiliate revenue.
On September 30, 2014, the Partnership acquired from PBF LLC the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery with total throughput capacity of at least 40,000 barrels per day (“bpd”). In addition, on December 11, 2014, the Partnership acquired from PBF LLC a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the “Toledo Storage Facility”). Furthermore, on May 14, 2015, the Partnership acquired from PBF LLC a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd (the “Delaware City Products Pipeline”) and a 15-lane, 76,000 bpd capacity truck loading rack (the “Delaware City Truck Rack”) located at PBF Holding's Delaware City, Delaware refinery. The Delaware City Products Pipeline and the Delaware City Truck Rack are collectively referred to as the “Delaware City Products Pipeline and Truck Rack.” These transactions are collectively referred to as “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Storage Facility and the Delaware City Products Pipeline and Truck Rack are collectively referred to as the “Contributed Assets.”
The Acquisitions from PBF were transfers of assets between entities under common control. Accordingly, the accompanying financial statements and related notes of PBF MLP Predecessor (the “Predecessor”), our predecessor for accounting purposes, and the Partnership have been retrospectively adjusted to include the historical results of the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack for all periods presented prior to the effective date of each transaction. The financial statements of our Predecessor, the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack have been prepared from the separate records maintained by subsidiaries of PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if they were operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate expenses applicable to PBF Energy as a whole. See Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX and the Predecessor, as applicable, for the periods presented. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year.
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
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. The guidance in ASU 2014-09 will replace

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership continues to evaluate the impact of this new standard on its consolidated financial statements and related disclosures.

2. ACQUISITIONS
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

See the Annual Report on Form 10-K for the year ended December 31, 2014 of PBF Logistics LP and our annual audited financial statements included in a Form 8-K filed with the SEC on September 2, 2015, which retrospectively adjusts our historical financial statements to include the activities of the Delaware City Products Pipeline and Truck Rack, for additional information regarding the 2014 acquisitions from PBF LLC and the commercial agreements executed in connection with these acquisitions.
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
The Delaware City Products Pipeline consists of a 23.4 mile, 16-inch interstate petroleum products pipeline with in excess of 125,000 bpd of capacity located at PBF Holding's Delaware City, Delaware refinery. The pipeline transports refined petroleum products from the Delaware City refinery to Sunoco Logistics Partners, L.P.’s (“Sunoco Logistics”) Twin Oaks pump station at Delaware County, Pennsylvania, with connections to Buckeye Partners, L.P.’s Laurel pipeline and Sunoco Logistics’ northeast pipeline systems that serve Western Pennsylvania and New York. The Delaware City Truck Rack consists of a 15-lane, 76,000 bpd capacity truck loading rack utilized to distribute gasoline and distillates.
Total transaction costs of approximately $530 associated with the Delaware City Products Pipeline and Truck Rack Acquisition were expensed as incurred and included in general and administrative expense in the Partnership's condensed consolidated statements of operations. In connection with such acquisition, the Partnership entered into two commercial agreements with PBF Holding and amended and restated each of the omnibus agreement and the operational services agreement with PBF Holding. See Note 9—Related Party Transactions, for a summary of the terms of these agreements.
As the Delaware City Products Pipeline and Truck Rack Acquisition was considered a transfer of businesses between entities under common control, the Delaware City Products Pipeline and Truck Rack was transferred at

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

its historical carrying value, which was $15,975 as of May 14, 2015. The historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of the Delaware City Products Pipeline and Truck Rack as if it was owned by the Partnership for all periods presented. Net income attributable to the Delaware City Products Pipeline and Truck Rack prior to the effective date was allocated entirely to PBF GP as if only PBF GP had rights to that net income; therefore, there is no retrospective adjustment to net income per unit.
The following tables present the Partnership's statement of financial position and results of operations after giving effect to the Acquisitions from PBF for the periods prior to the effective dates of the transactions. For the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, the consolidated results of the DCR West Rack prior to the DCR West Rack Acquisition are included under “DCR West Rack,” the consolidated results of the Toledo Storage Facility prior to the Toledo Storage Acquisition are included under “Toledo Storage Facility,” and the consolidated results of the Delaware City Products Pipeline and Truck Rack prior to the Delaware City Products Pipeline and Truck Rack Acquisition are included under “Delaware City Products Pipeline and Truck Rack.” The previously reported consolidated results of the DCR Rail Terminal, the Toledo Truck Rack, the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack subsequent to each acquisition are included in “PBF Logistics LP.”

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	December 31, 2014
	PBF Logistics LP	Delaware City Products Pipeline and Truck Rack	Consolidated Results
Assets
Current assets:
Cash and cash equivalents	$14,165	$—	$14,165
Accounts receivable - affiliates	11,630	—	11,630
Prepaid expenses and other current assets	295	102	397
Total current assets	26,090	102	26,192

Property, plant and equipment, net	130,779	16,088	146,867
Marketable securities	234,930	—	234,930
Other assets, net	2,152	—	2,152
Total assets	$393,951	$16,190	$410,141

Liabilities
Current liabilities:
Accounts payable - affiliates	$3,223	$—	$3,223
Accounts payable and accrued liabilities	1,021	477	1,498
Total current liabilities	4,244	477	4,721

Long-term debt	510,000	—	510,000
Other long-term liabilities	—	—	—
Total Liabilities	514,244	477	514,721

Equity
Net investment	—	15,713	15,713
Common unitholders - Public	336,369	—	336,369
Common unitholder - PBF LLC	(167,787)	—	(167,787)
Subordinated unitholder - PBF LLC	(288,875)	—	(288,875)
Total Equity	(120,293)	15,713	(104,580)
Total Liabilities and Equity	$393,951	$16,190	$410,141

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Nine Months Ended September 30, 2015
	PBF Logistics LP	Delaware City Products Pipeline and Truck Rack	Consolidated Results

Revenues from affiliates	$101,413	$3,383	$104,796

Costs and expenses:
Operating and maintenance expenses	16,800	1,365	18,165
General and administrative expenses	9,317	481	9,798
Depreciation and amortization	4,643	276	4,919
Total costs and expenses	30,760	2,122	32,882

Income from operations	70,653	1,261	71,914

Other income (expense):
Interest expense, net and other financing costs	(13,187)	13	(13,174)
Amortization of loan fees	(891)	—	(891)
Net income	56,575	1,274	57,849
Less: Net income attributable to Predecessor	—	1,274	1,274
Limited partners' interest in net income attributable to the Partnership	$56,575	$—	$56,575

	Three Months Ended September 30, 2014
	PBF Logistics LP	DCR West Rack	Toledo Storage Facility	Delaware City Products Pipeline and Truck Rack	Consolidated Results

Revenues from affiliates	$14,744	$—	$—	$2,316	$17,060

Costs and expenses:
Operating and maintenance expenses	1,765	2,305	2,128	1,021	7,219
General and administrative expenses	2,524	45	43	110	2,722
Depreciation and amortization	323	263	405	186	1,177
Total costs and expenses	4,612	2,613	2,576	1,317	11,118

Income (loss) from operations	10,132	(2,613)	(2,576)	999	5,942

Other income (expense):
Interest expense, net and other financing costs	(682)	—	—	(3)	(685)
Amortization of loan fees	(142)	—	—	—	(142)
Net income (loss)	9,308	(2,613)	(2,576)	996	5,115
Less: Net (loss) income attributable to Predecessor	—	(2,613)	(2,576)	996	(4,193)
Limited partners' interest in net income attributable to the Partnership	$9,308	$—	$—	$—	$9,308

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Nine Months Ended September 30, 2014
	PBF Logistics LP	DCR West Rack	Toledo Storage Facility	Delaware City Products Pipeline and Truck Rack	Consolidated Results

Revenues from affiliates	$22,526	$—	$—	$6,883	$29,409

Costs and expenses:
Operating and maintenance expenses	4,998	2,305	6,786	2,795	16,884
General and administrative expenses	4,584	111	103	330	5,128
Depreciation and amortization	898	263	1,188	557	2,906
Total costs and expenses	10,480	2,679	8,077	3,682	24,918

Income (loss) from operations	12,046	(2,679)	(8,077)	3,201	4,491

Other income (expense):					—
Interest expense, net and other financing costs	(969)	—	—	1	(968)
Amortization of loan fees	(215)	—	—	—	(215)
Net income (loss)	10,862	(2,679)	(8,077)	3,202	3,308
Less: Net (loss) income attributable to Predecessor	(3,863)	(2,679)	(8,077)	3,202	(11,417)
Limited partners' interest in net income attributable to the Partnership	$14,725	$—	$—	$—	$14,725

3. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, consisted of the following:

	September 30, 2015	December 31, 2014

Land	$2,417	$2,329
Terminals and equipment	82,657	81,826
Storage equipment	57,117	55,006
Pipeline Assets	17,250	17,250
Construction in progress	1,636	972
	161,077	157,383
Accumulated depreciation	(15,435)	(10,516)
Property, plant and equipment, net	$145,642	$146,867

4. DEBT
On May 14, 2014, in connection with the closing of the Offering, the Partnership entered into agreements for a five-year, $275,000 senior secured revolving credit facility (the “Revolving Credit Facility”) and a three-year, $300,000 term loan facility (the “Term Loan”), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The Partnership has the ability to increase the maximum amount of the Revolving Credit Facility up to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility was increased from $275,000 to $325,000 in December 2014, which means the Partnership has the further ability

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $275,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions.
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
At September 30, 2015, PBFX had $24,500 of secured indebtedness and $2,000 of letters of credit outstanding under the Revolving Credit Facility and $234,200 outstanding under the Term Loan. Both the Revolving Credit Agreement and Term Loan contain covenants that limit or restrict the Partnership's ability to make cash distributions. The Partnership is required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period.

Senior Notes
On May 12, 2015, the Partnership entered into an Indenture (the “Indenture”) among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership (“PBF Finance,” and together with the Partnership, the “Issuers”), the Guarantors (as defined below) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the “2023 Notes”). The initial purchasers in the offering purchased $330,090 aggregate principal amount of 2023 Notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended, and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining $19,910 aggregate principal amount of 2023 Notes in a separate private placement transaction. The Issuers received net proceeds of approximately $343,000 from the offering after deducting the initial purchasers’ discount and estimated offering expenses, and used such proceeds to pay $88,000 of the cash consideration due in connection with the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $255,000 of outstanding indebtedness under the Revolving Credit Facility.
The 2023 Notes are guaranteed on a senior unsecured basis by Delaware City Terminaling, Toledo Terminaling Company LLC (“Toledo Terminaling”), DPC and DCLC (collectively, the "Guarantors" and each a “Guarantor”). In addition, PBF LLC agreed to a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. The 2023 Notes are general senior unsecured obligations of the Issuers and are equal in right of payment with all of the Issuers’ existing and future senior indebtedness, including amounts outstanding under the Revolving Credit Facility and Term Loan. The 2023 Notes will be senior to any future subordinated indebtedness the Issuers may incur. The 2023 Notes are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured debt, including the Revolving Credit Facility and Term Loan, to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of the Partnership’s subsidiaries that do not guarantee the 2023 Notes. The Partnership will pay

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

interest on the 2023 Notes semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2015. The 2023 Notes will mature on May 15, 2023.
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
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs. The terms of the marketable securities range from one to three months and are classified on the balance sheet as non-current assets. The gross unrecognized holding gains and losses as of September 30, 2015 and December 31, 2014 were not material. As of September 30, 2015, these investments are used as collateral to secure the Term Loan and are intended to be used only to fund future capital expenditures.
The estimated fair values of the Revolving Credit Facility and Term Loan approximate their carrying values, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the 2023 Notes, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $328,976 at September 30, 2015. The carrying value and

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

fair value of our debt was approximately $608,700 and $587,676 as of September 30, 2015 and $510,000 and $510,000 as of December 31, 2014, respectively. The carrying and fair values of our debt do not include the unamortized issuance costs associated with our total debt.

5. EQUITY
PBFX had 15,893,313 common units held by the public outstanding as of September 30, 2015. PBF Energy owns 2,572,944 of PBFX's common units and 15,886,553 of PBFX's subordinated units constituting an aggregate of 53.7% of PBFX's limited partner interest. In accordance with PBFX's partnership agreement, PBF Energy's subordinated units will convert into common units on a one-for-one basis once PBFX has met specified distribution targets and successfully completed other tests set forth in PBFX's partnership agreement.

Issuance of Additional Interests
PBFX's partnership agreement authorizes PBFX to issue an unlimited number of additional partnership interests for the consideration and on the terms and conditions determined by PBFX's general partner without the approval of the unitholders. In 2015, 85,757 of the Partnership's phantom units issued under the PBFX 2014 Long-Term Incentive Plan ("LTIP") vested into common units held by certain directors, officers and current and former employees of our general partner or its affiliates. In addition, on May 14, 2015, PBFX partially funded the Delaware City Products Pipeline and Truck Rack Acquisition with $30,500 of Partnership common units, or 1,288,420 common units. It is possible that PBFX will fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests.
Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX's distributions of available cash.

Equity Activity
The summarized changes in the carrying amount of our equity during the nine months ended September 30, 2015 are as follows:

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Net Investment	Common Units - Public	Common Units - PBF	Subordinated Units - PBF	IDR	Total
Balance at December 31, 2014	$15,713	$336,369	$(167,787)	$(288,875)	$—	$(104,580)
Net income attributable to Delaware City Products Pipeline and Truck Rack	1,274	—	—	—	—	1,274
Distributions from Delaware City Products Pipeline and Truck Rack	(1,012)	—	—	—	—	(1,012)
Allocation of Delaware City Products Pipeline and Truck Rack assets acquired to unitholders	(15,975)	(11,390)	27,365	—	—	—
Distributions to PBF LLC related to Delaware City Products Pipeline and Truck Rack acquisition	—	—	(112,500)	—	—	(112,500)
Quarterly distributions to unitholders (including IDRs)	—	(17,082)	(2,278)	(16,680)	(181)	(36,221)
Net income attributable to Partnership	—	26,608	3,290	26,677	—	56,575
Contributions from PBF LLC	—	—	2,549	—	—	2,549
Unit-based compensation expense	—	2,428	—	—	—	2,428
Balance at September 30, 2015	$—	$336,933	$(249,361)	$(278,878)	$(181)	$(191,487)

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

Cash distributions
PBFX's partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. On March 4, 2015, we paid a quarterly cash distribution, based on the results of the fourth quarter of 2014, totaling $10,885, or $0.33 per unit, to unitholders of record on February 23, 2015. On May 20, 2015, we paid a quarterly cash distribution, based on the results of the first quarter of 2015, totaling $12,026, or $0.35 per unit, to unitholders of record on May 15, 2015. On August 31, 2015, we paid a quarterly cash distribution, based on the results of the second quarter of 2015, totaling $12,861, or $0.37 per unit, to unitholders of record on August 15, 2015.
The allocation of total quarterly cash distributions to general and limited partners is as follows in the table below for the three and nine months ended September 30, 2015 and 2014. The Partnership's distributions are declared subsequent to quarter end; therefore, the table represents total cash distributions applicable to the period in which the distributions are earned:

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

IDR - PBF LLC	$354	$—	$535	$—
Limited partners’ distributions:
Common – public	6,376	4,829	18,149	7,402
Common – PBF LLC	1,003	199	2,856	211
Subordinated – PBF LLC	6,196	4,766	17,634	7,308
Total distributions	13,929	9,794	39,174	14,921
Total cash distributions (1)	$13,752	$9,708	$38,639	$14,792
____________________
(1) Excludes phantom unit distributions which are accrued and paid upon vesting.

6. UNIT-BASED COMPENSATION
PBF GP's board of directors adopted the LTIP in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.
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
Unit-based compensation expense related to the Partnership that was included in general and administrative expense in the Partnership's condensed consolidated statements of operations was $815 and $2,428, inclusive of $0 and $510 associated with the accelerated vesting of certain phantom units described above, for the three and nine month period ended September 30, 2015.

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
Diluted net income per unit includes the effects of potentially dilutive units of PBFX's common units that consist of unvested phantom units. For the three and nine months ended September 30, 2015 there were 454,625 anti-dilutive phantom units. For the three and nine months ended September 30, 2014 there were 0 and 279,000 anti-dilutive phantom units, respectively. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
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
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings less distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$20,283	$5,115	$57,849	$3,308
Less distributions declared on:
Limited partner common units - public	6,376	4,829	18,149	7,402
Limited partner common units - PBF LLC	1,003	199	2,856	211
Limited partner subordinated units - PBF LLC	6,196	4,766	17,634	7,308
Incentive distribution rights - PBF LLC	354	—	535	—
Total distributions declared	13,929	9,794	39,174	14,921
Earnings less distributions	$6,354	$(4,679)	$18,675	$(11,613)

	Three Months Ended September 30, 2015
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income (loss):
Distributions declared	$6,376	$1,003	$6,196	$354	$13,929
Earnings less distributions	3,005	516	3,187	(354)	6,354
Net income (loss)	$9,381	$1,519	$9,383	$—	$20,283

Weighted-average units outstanding - basic	15,882,631	2,572,944	15,886,553
Weighted-average units outstanding - diluted	15,882,631	2,572,944	15,886,553

Net income per limited partner unit - basic	$0.59	$0.59	$0.59
Net income per limited partner unit - diluted	$0.59	$0.59	$0.59

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended September 30, 2014
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income (loss):
Distributions declared	$4,829	$199	$4,766	$—	$9,794
Earnings less distributions	(197)	(177)	(112)	(4,193)	(4,679)
Net income (loss)	$4,632	$22	$4,654	$(4,193)	$5,115

Weighted-average units outstanding - basic	15,812,500	74,053	15,886,553
Weighted-average units outstanding - diluted	15,820,638	74,053	15,886,553

Net income per limited partner unit - basic	$0.29	$0.29	$0.29
Net income per limited partner unit - diluted	$0.29	$0.29	$0.29

	Nine Months Ended September 30, 2015
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income (loss):
Distributions declared	$18,149	$2,856	$17,634	$535	$39,174
Earnings less distributions	8,459	434	9,043	739	18,675
Net income (loss)	$26,608	$3,290	$26,677	$1,274	$57,849

Weighted-average units outstanding - basic	15,843,600	1,940,533	15,886,553
Weighted-average units outstanding - diluted	15,843,600	1,940,533	15,886,553

Net income per limited partner unit - basic	$1.68	$1.70	$1.68
Net income per limited partner unit - diluted	$1.68	$1.70	$1.68

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Nine Months Ended September 30, 2014
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income (loss):
Distributions declared	$7,402	$211	$7,308	$—	$14,921
Earnings less distributions	(74)	(176)	54	(11,417)	(11,613)
Net income (loss)	$7,328	$35	$7,362	$(11,417)	$3,308

Weighted-average units outstanding - basic	15,812,500	74,053	15,886,553
Weighted-average units outstanding - diluted	15,813,630	74,053	15,886,553

Net income per limited partner unit - basic	$0.46	$0.46	$0.46
Net income per limited partner unit - diluted	$0.46	$0.46	$0.46

8. COMMITMENTS AND CONTINGENCIES
The DCR Rail Terminal and the DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively, the “Appellants”) regarding an air permit DCR obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the DCR Rail Terminal violate the Delaware Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (“EAB”) and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State of Delaware and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants’ appeals. The Appellants appealed to the Delaware Supreme Court, and, on November 5, 2015, the Supreme Court affirmed the Superior Court decision.

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
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

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
2015 Commercial Agreements
On May 15, 2015, PBF Holding and DPC entered into an approximately ten-year pipeline services agreement (the “Delaware Pipeline Services Agreement”) under which the Partnership, through DPC, will provide pipeline services to PBF Holding. PBF Holding also entered into an approximately ten-year terminaling services agreement with DCLC (the “Delaware Truck Loading Services Agreement”) under which the Partnership, through DCLC, will provide terminaling services to PBF Holding. The Delaware Pipeline Services Agreement and the Delaware Truck Loading Services Agreement (collectively, the “Delaware City Pipeline and Terminaling Agreements”) can be extended by PBF Holding for two additional five-year periods. Under the Delaware City Pipeline and Terminaling Agreements, the Partnership provides PBF Holding with pipeline and terminaling services in return for throughput fees.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

The minimum throughput commitment for the Delaware City Products Pipeline is 50,000 bpd for a fee equal to $0.5266 per barrel of product throughput up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee. Effective July 2015, the throughput fee was raised to $0.5507 per barrel, due to an increase in the Federal Energy Regulatory Commission ("FERC") tariff. The minimum throughput commitment for the Delaware City Truck Rack is 30,000 bpd for refined clean products with a fee equal to $0.462 per barrel and 5,000 bpd for liquefied petroleum gas ("LPG") with a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and for volumes in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the applicable fee.
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

Summary of Transactions
A summary of revenue and expense transactions with our affiliates, including expenses directly charged and allocated to PBFX and our Predecessor, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$37,082	$17,060	$104,796	$29,409
Operating and maintenance expenses	1,122	546	3,412	1,584
General and administrative expenses	1,471	925	3,941	2,438

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

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
•a propane truck loading facility, located within the Toledo Storage Facility, which is part of PBF Energy's Toledo, Ohio refinery, with a throughput capacity of approximately 11,000 bpd;
•the Delaware City Products Pipeline, which consists of a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd located at PBF Energy's Delaware City refinery; and
•the Delaware City Truck Rack, which consists of a 15-lane, 76,000 bpd capacity truck loading rack utilized to distribute gasoline, distillates and LPGs located at PBF Energy's Delaware City refinery.
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
The operating segments adhere to the accounting polices used for the consolidated financial statements, as described in Note 2 of the Consolidated Financial Statements for the year ended December 31, 2014 included in a Form 8-K filed with the SEC on September 2, 2015, which retrospectively adjusts our historical financial statements to include the activities of the Delaware City Products Pipeline and Truck Rack. The Partnership's operating segments are strategic business units that offer different services in different geographical locations. PBFX has evaluated the performance of each operating segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the operating segment, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with a specific operating segment.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended September 30, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$31,764	$5,318	$—	$37,082
Depreciation and amortization expense	980	669	—	1,649
Income (loss) from operations	27,715	2,755	(3,007)	27,463
Interest expense, net and amortization of loan fees	—	—	7,180	7,180
Capital expenditures	5	957	—	962

	Three Months Ended September 30, 2014
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$17,060	$—	$—	$17,060
Depreciation and amortization expense	772	405	—	1,177
Income (loss) from operations	10,857	(2,193)	(2,722)	5,942
Interest expense, net and amortization of loan fees	—	—	827	827
Capital expenditures	9,027	5,847	—	14,874

	Nine Months Ended September 30, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$88,727	$16,069	$—	$104,796
Depreciation and amortization expense	2,964	1,955	—	4,919
Income (loss) from operations	73,138	8,574	(9,798)	71,914
Interest expense, net and amortization of loan fees	—	—	14,065	14,065
Capital expenditures	225	957		1,182

	Nine Months Ended September 30, 2014
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$29,409	$—	$—	$29,409
Depreciation and amortization expense	1,718	1,188	—	2,906
Income (loss) from operations	16,507	(6,888)	(5,128)	4,491
Interest expense, net and amortization of loan fees	—	—	1,183	1,183
Capital expenditures	29,520	11,473	—	40,993

	Balance at September 30, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$113,550	$56,703	$262,410	$432,663

	Balance at December 31, 2014
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$105,631	$53,038	$251,472	$410,141

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

11. SUBSEQUENT EVENTS

Cash distribution
On October 29, 2015, PBF GP's board of directors declared a cash distribution, based on the results of the third quarter of 2015, of $0.39 per unit. The distribution is payable on November 30, 2015 to PBFX unitholders of record at the close of business on November 13, 2015.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
DCLC, DPC, Delaware City Terminaling and Toledo Terminaling are 100% owned subsidiaries of the Partnership and serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, among the Partnership, PBF Logistics Finance, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.”
The 2023 Notes were co-issued by PBF Logistics Finance. For purposes of the following footnote, PBF Logistics Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.
The following supplemental combining and condensed consolidating financial information reflects the Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries, the combining and consolidating adjustments and eliminations and the Issuer’s consolidated accounts for the dates and periods indicated. For purposes of the following combining and consolidating information, the Issuer’s investment in its subsidiaries and the Guarantor Subsidiaries’ investment in its subsidiaries are accounted for under the equity method of accounting.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$18,236	$—	$—	$—	$18,236
Accounts receivable - affiliates	—	24,272	—	—	24,272
Prepaid expense and other current assets	437	338	—	—	775
Due from related parties	1,077	96,666	—	(97,743)	—
Total current assets	19,750	121,276	—	(97,743)	43,283

Property, plant and equipment, net	—	145,642	—	—	145,642
Investment in subsidiaries	263,103	—	—	(263,103)	—
Marketable securities	234,249	—	—	—	234,249
Deferred charges and other assets, net	9,489	—	—	—	9,489
Total assets	$526,591	$266,918	$—	$(360,846)	$432,663

LIABILITIES AND EQUITY
Current liabilities:
Accounts Payable - affiliates	$688	$2,611	$—	$—	$3,299
Accounts Payable and accrued liabilities	12,024	127	—	—	12,151
Due to related parties	96,666	1,077	—	(97,743)	—
Total current liabilities	109,378	3,815	—	(97,743)	15,450

Long-term debt	608,700	—	—	—	608,700
Total liabilities	718,078	3,815	—	(97,743)	624,150

Commitments and contingencies

Equity:
Net investment	—	263,103	—	(263,103)	—
Common unitholders - Public	336,933	—	—	—	336,933
Common unitholder - PBF LLC	(249,361)	—	—	—	(249,361)
Subordinated unitholder - PBF LLC	(278,878)	—	—	—	(278,878)
IDR holder - PBF LLC	(181)	—	—	—	(181)
Total equity	(191,487)	263,103	—	(263,103)	(191,487)
Total liabilities and equity	$526,591	$266,918	$—	$(360,846)	$432,663

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$14,165	$—	$—	$—	$14,165
Accounts receivable - affiliates	—	11,630	—	—	11,630
Prepaid expense and other current assets	224	173	—	—	397
Due from related parties	245	24,393	—	(24,638)	—
Total current assets	14,634	36,196	—	(24,638)	26,192

Property, plant and equipment, net	—	146,867	—	—	146,867
Investment in subsidiaries	163,835	—	—	(163,835)	—
Marketable securities	234,930	—	—	—	234,930
Deferred charges and other assets, net	2,152	—	—	—	2,152
Total assets	$415,551	$183,063	$—	$(188,473)	$410,141

LIABILITIES AND EQUITY
Current liabilities:
Accounts Payable - affiliates	$481	$2,742	$—	$—	$3,223
Accounts Payable and accrued liabilities	970	528	—	—	1,498
Due to related parties	24,393	245	—	(24,638)	—
Total current liabilities	25,844	3,515	—	(24,638)	4,721

Long-term debt	510,000	—	—	—	510,000
Total liabilities	535,844	3,515	—	(24,638)	514,721

Commitments and contingencies

Equity:
Net investment	—	179,548	—	(163,835)	15,713
Common unitholders - Public	336,369	—	—	—	336,369
Common unitholder - PBF LLC	(167,787)	—	—	—	(167,787)
Subordinated unitholder - PBF LLC	(288,875)	—	—	—	(288,875)
Total equity	(120,293)	179,548	—	(163,835)	(104,580)
Total liabilities and equity	$415,551	$183,063	$—	$(188,473)	$410,141

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues from affiliates	$—	$37,082	$—	$—	$37,082

Operating costs and expenses
Operating and maintenance expenses	—	4,963	—	—	4,963
General and administrative expenses	3,007	—	—	—	3,007
Depreciation and amortization expense	—	1,649	—	—	1,649
Total operating costs and expenses	3,007	6,612	—	—	9,619

Operating income (loss)	(3,007)	30,470	—	—	27,463

Other income (expenses)
Equity in earnings (loss) of subsidiaries	30,470	—	—	(30,470)	—
Interest expenses net and other financing costs	(6,757)	—	—	—	(6,757)
Amortization of loan fees	(423)	—	—	—	(423)
Net income (loss)	20,283	30,470	—	(30,470)	20,283
Less: Net income attributable to Predecessor	—	—	—	—	—
Limited partners' interest in net income attributable to the Partnership	$20,283	$30,470	$—	$(30,470)	$20,283

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2014*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues from affiliates	$944	$16,116	$—	$—	$17,060

Operating costs and expenses
Operating and maintenance expenses	43	7,176	—	—	7,219
General and administrative expenses	2,524	198	—	—	2,722
Depreciation and amortization expense	12	1,165	—	—	1,177
Total operating costs and expenses	2,579	8,539	—	—	11,118

Operating income (loss)	(1,635)	7,577	—	—	5,942

Other income (expenses)
Equity in earnings (loss) of subsidiaries	7,574	—	—	(7,574)	—
Interest expenses net and other financing costs	(682)	(3)	—	—	(685)
Amortization of loan fees	(142)	—	—	—	(142)
Net income (loss)	5,115	7,574	—	(7,574)	5,115
Less: Net income attributable to Predecessor	—	(4,193)	—	—	(4,193)
Limited partners' interest in net income attributable to the Partnership	$5,115	$11,767	$—	$(7,574)	$9,308
* Prior-period financial information has been retrospectively adjusted for the acquisitions of the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues from affiliates	$—	$104,796	$—	$—	$104,796

Operating costs and expenses
Operating and maintenance expenses	—	18,165	—	—	18,165
General and administrative expenses	9,317	481	—	—	9,798
Depreciation and amortization expense	—	4,919	—	—	4,919
Total operating costs and expenses	9,317	23,565	—	—	32,882

Operating income (loss)	(9,317)	81,231	—	—	71,914

Other income (expenses)
Equity in earnings (loss) of subsidiaries	81,244	—	—	(81,244)	—
Interest expenses net and other financing costs	(13,187)	13	—	—	(13,174)
Amortization of loan fees	(891)	—	—	—	(891)
Net income (loss)	57,849	81,244	—	(81,244)	57,849
Less: Net income attributable to Predecessor	—	1,274	—	—	1,274
Limited partners' interest in net income attributable to the Partnership	$57,849	$79,970	$—	$(81,244)	$56,575

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2014*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues from affiliates	$1,526	$27,883	$—	$—	$29,409

Operating costs and expenses
Operating and maintenance expenses	140	16,744	—	—	16,884
General and administrative expenses	3,441	1,687	—	—	5,128
Depreciation and amortization expense	19	2,887	—	—	2,906
Total operating costs and expenses	3,600	21,318	—	—	24,918

Operating income (loss)	(2,074)	6,565	—	—	4,491

Other income (expenses)
Equity in earnings (loss) of subsidiaries	6,566	—	—	(6,566)	—
Interest expenses net and other financing costs	(969)	1	—	—	(968)
Amortization of loan fees	(215)	—	—	—	(215)
Net income (loss)	3,308	6,566	—	(6,566)	3,308
Less: Net income attributable to Predecessor	—	(11,417)	—	—	(11,417)
Limited partners' interest in net income attributable to the Partnership	$3,308	$17,983	$—	$(6,566)	$14,725
* Prior-period financial information has been retrospectively adjusted for the acquisitions of the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	Nine Months Ended September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$57,849	$81,244	$—	$(81,244)	$57,849
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	4,919	—	—	4,919
Amortization of deferred financing fees	891	—	—	—	891
Unit-based compensation expense	2,428	—	—	—	2,428
Equity in earnings	(81,244)	—	—	81,244	—
Changes in current assets and current liabilities:
Accounts receivable - affiliates	—	(12,642)	—	—	(12,642)
Prepaid expenses and other current assets	(213)	(210)	—	—	(423)
Accounts payable - affiliates	207	(131)	—	—	76
Accounts payable and accrued liabilities	10,604	(292)	—	—	10,312
Amounts due to/from related parties	71,441	(71,441)	—	—	—
Other assets and liabilities	(21)	—	—	—	(21)
Net cash provided by (used in) operating activities	61,942	1,447	—	—	63,389

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(1,182)	—	—	(1,182)
Purchase of marketable securities	(1,609,286)	—	—	—	(1,609,286)
Maturities of marketable securities	1,609,983	—	—	—	1,609,983
Investment in subsidiaries	(771)	—	—	771	—
Net cash provided by (used in) investing activities	(74)	(1,182)	—	771	(485)

Cash flows from financing activities:
Distribution to PBF LLC related to acquisitions	(112,500)	—	—	—	(112,500)
Contribution from Issuer	—	771	—	(771)	—
Distribution to unitholders	(35,772)	—	—	—	(35,772)
Distribution to Parent	—	(1,036)	—	—	(1,036)
Proceeds from issuance of senior notes	350,000	—	—	—	350,000
Proceeds from revolving credit agreement	24,500	—	—	—	24,500
Repayment of revolving credit agreement	(275,100)	—	—	—	(275,100)
Repayment of term loan	(700)	—	—	—	(700)
Deferred financing costs	(8,225)	—	—	—	(8,225)
Net cash provided by (used in) financing activities	(57,797)	(265)	—	(771)	(58,833)

Net increase in cash and cash equivalents	4,071	—	—	—	4,071
Cash and equivalents, beginning of period	14,165	—	—	—	14,165
Cash and equivalents, end of period	$18,236	$—	$—	$—	$18,236

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	Nine Months Ended September 30, 2014*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$3,308	$6,566	$—	$(6,566)	$3,308
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	19	2,887	—	—	2,906
Amortization of deferred financing fees	215	—	—	—	215
Unit-based compensation expense	653	—	—	—	653
Equity in earnings	(6,566)	—	—	6,566	—
Changes in current assets and current liabilities:
Accounts receivable - affiliates	(321)	(4,956)	—	—	(5,277)
Prepaid expenses and other current assets	(374)	(198)	—	—	(572)
Accounts payable - affiliates	395	884	—	—	1,279
Accounts payable and accrued liabilities	1,035	(2,843)	—	—	(1,808)
Amounts due to/from related parties	5,755	(5,755)	—	—	—
Other assets and liabilities	(4)	—	—	—	(4)
Net cash provided by (used in) operating activities	4,115	(3,415)	—	—	700

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,160)	(39,833)	—	—	(40,993)
Purchase of marketable securities	(1,188,906)	—	—	—	(1,188,906)
Maturities of marketable securities	923,996	—	—	—	923,996
Net cash provided by (used in) investing activities	(266,070)	(39,833)	—	—	(305,903)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters' discount and commissions	340,957	—	—	—	340,957
Offering costs for issuance of common units	(5,000)	—	—	—	(5,000)
Distribution to PBF LLC related to Offering	(328,664)	—	—	—	(328,664)
Distribution to PBF LLC related to acquisitions	(135,000)	—	—	—	(135,000)
Distribution to unitholders	(5,127)	—	—	—	(5,127)
Contribution from Parent	914	46,472	—	—	47,386
Proceeds from revolving credit agreement	140,100	—	—	—	140,100
Proceeds from term loan	300,000	—	—	—	300,000
Repayment of term loan	(35,100)	—	—	—	(35,100)
Deferred financing costs	(2,339)	—	—	—	(2,339)
Net cash provided by (used in) financing activities	270,741	46,472	—	—	317,213

Net increase in cash and cash equivalents	8,786	3,224	—	—	12,010
Cash and equivalents, beginning of period	—	75	—	—	75
Cash and equivalents, end of period	$8,786	$3,299	$—	$—	$12,085

* Prior-period financial information has been retrospectively adjusted for the acquisitions of the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations included in a Form 8-K filed with the Securities and Exchange Commission ("SEC") on September 2, 2015, which retrospectively adjusted our 2014 Form 10-K to give retrospective effect to the acquisition of the Delaware City Products Pipeline and Truck Rack. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our 2014 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the Offering refer to the Predecessor or for assets acquired in the Acquisitions from PBF prior to the effective date of each acquisition. For periods subsequent to the Offering or effective date of each Acquisition from PBF, these terms refer to the Partnership and its subsidiaries.

Overview
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. On May 14, 2014, PBFX completed the offering of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters' over-allotment option) (the "Offering"). PBFX filed a registration statement on Form S-1, with respect to the Offering, with the SEC, which was declared effective on May 8, 2014. On May 9, 2014, PBFX’s common units began trading on the New York Stock Exchange under the symbol “PBFX”. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and as of September 30, 2015 owned 94.4% of the total economic interest in PBF LLC. PBF LLC holds a 53.7% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 46.3% limited partner interest owned by public unit holders as of September 30, 2015.
The Partnership includes the assets, liabilities and results of operations of certain crude oil and refined product terminaling, pipeline, and storage assets, previously operated and owned by PBF Holding's subsidiaries, Delaware City Refining Company LLC (“DCR”), Toledo Refining Company LLC (“TRC”) and PBF Holding's previously held subsidiary, Delaware Pipeline Company (“DPC”), which were acquired in a series of transactions during 2014 and 2015.
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

On September 30, 2014, the Partnership acquired from PBF LLC the DCR West Rack, a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery with total throughput capacity of at least 40,000 barrels per day (“bpd”). Also, on December 11, 2014, the Partnership acquired from PBF LLC the Toledo Storage Facility, a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility. In addition, on May 14, 2015, the Partnership acquired from PBF LLC the Delaware City Products Pipeline, a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd and the Delaware City Truck Rack, a 15-lane, 76,000 bpd capacity truck loading rack located at PBF Holding's Delaware City, Delaware refinery. The Delaware City Products Pipeline and Delaware

City Truck Rack are collectively referred to as the “Delaware City Products Pipeline and Truck Rack.” The transactions entered into after the Offering are collectively referred to as "Acquisition from PBF."

The condensed consolidated financial statements presented in this Form 10-Q include the consolidated financial results of our Predecessor, for periods presented through May 13, 2014, and the consolidated financial results of PBFX for the period beginning May 14, 2014, the date of the completion of the Offering. The balance sheet as of September 30, 2015 presents solely the consolidated financial position of PBFX. We recorded the Acquisitions from PBF at PBF Energy's historical book value, as the Acquisitions from PBF were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of the Predecessor and PBFX contained herein to include the historical results of the DCR West Rack, Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack prior to the effective date of each transaction.
Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support. Upon closing of the Offering and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil and refined products from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Our assets consist of the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack (collectively referred to as the “Contributed Assets”), which are integral components of the crude oil and refined products delivery and storage operations at PBF Energy’s refineries.

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
The minimum throughput commitment for the Delaware City Products Pipeline will be 50,000 bpd for a fee equal to $0.5266 per barrel of product throughput up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee. Effective July 2015, the throughput fee was raised to $0.5507 per barrel, due to an increase in the Federal Energy Regulatory Commission ("FERC") tariff. The minimum throughput commitment for the Delaware City Truck Rack will be 30,000 bpd for refined clean products with a fee equal to $0.462 per barrel and 5,000 bpd for LPGs with a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and for volumes in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the applicable fee.
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
Revenues. There are differences in the way our Predecessor historically reported revenues for services provided to PBF Energy and the way we record revenues subsequent to the closing of the Offering and effective dates of the Acquisitions from PBF. Our assets have historically been a part of the integrated operations of PBF Energy, and the operation of our assets did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Prior to August 2013, DPC generated third party revenue by charging fees for transporting refined products pursuant to an agreement with Morgan Stanley Capital Group. Upon termination of this contract, only inter-entity revenue from DCR was recognized.
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
Financing. We have made, and intend to make, cash distributions to our unitholders at a minimum distribution rate of $0.30 per unit per quarter ($1.20 per unit on an annualized basis). As a result, we expect to fund future capital expenditures primarily from the sale of U.S. Treasury or other investment grade securities used as collateral to secure obligations under our three-year, $300.0 million term loan facility (the “Term Loan”), external sources including borrowings under our five-year, $325.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), and issuances of equity and debt securities. In connection with the closing of the Offering, we entered into the Revolving Credit Facility and the Term Loan. On May 12, 2015, the Partnership and its wholly-owned subsidiary, PBF Logistics Finance Corporation, closed on $350.0 million aggregate principal amount of 6.875% Senior Notes due 2023 (the “2023 Notes”). We received net proceeds from the 2023 Notes offering of approximately $343.0 million, after deducting the initial purchasers’ discount and estimated offering expenses. We used the net proceeds to pay $88.0 million of the cash consideration payable by us in the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $255.0 million of the outstanding indebtedness under the Revolving Credit Facility. We also used $20.1 million of cash on hand to pay down the Revolving Credit Facility prior to the completion of the Delaware City Products Pipeline and Truck Rack Acquisition. In addition, in connection with the Delaware City Products Pipeline and Truck Rack Acquisition, we reborrowed $24.5 million under the Revolving Credit Facility to pay the remaining portion of the cash consideration and related transaction costs. At September 30, 2015, we had $24.5 million outstanding under the Revolving Credit Facility, $234.2 million outstanding under the Term Loan and $350.0 million outstanding under the 2023 Notes.

Other Factors That Will Significantly Affect Our Results
Supply and Demand for Crude Oil and Refined Products. We generate revenue by charging fees for receiving, handling, transferring, storing and throughputting crude oil and refined products. All of our revenues are derived from fee-based commercial agreements with subsidiaries of PBF Energy with initial terms ranging from approximately seven to ten years and including minimum volume commitments, which enhances the stability of our cash flows. The volume of crude oil and refined products that is throughputted depends substantially on PBF Energy’s refining margins. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products.
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

Acquisition Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under our omnibus agreement with PBF GP, PBF LLC and PBF Holding, subject to certain exceptions, we have a right of first offer on certain logistics assets owned by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Energy’s Delaware City and Toledo refineries related to our business in the event PBF Energy permanently shuts down either the Delaware City refinery or the Toledo refinery. In addition, our commercial agreements provide us with the right to use certain assets at PBF Energy’s Delaware City or Toledo refineries in the event of a temporary shutdown. Furthermore, we may pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.
Third-Party Business. As of September 30, 2015, PBF Holding accounts for all of our revenues. We are examining further diversification of our customer base by potentially developing third-party throughput volumes in our existing system and expanding our asset portfolio to service third-party customers. Unless we are successful in attracting third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include but are not limited to volumes, including terminal and pipeline throughput and storage capacity; operating and maintenance expenses; and EBITDA and distributable cash flow. We define EBITDA and distributable cash flow below.
Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil and products that we throughput at our terminaling and pipeline operations and our available storage capacity. These volumes are primarily affected by the supply of and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Although PBF Energy has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by:

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
We believe that the presentation of EBITDA provides useful information to investors in assessing our financial condition and results of operations. We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance and provides investors with an enhanced perspective of the operating performance of our assets and the cash our business is generating. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of such matters may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. EBITDA and distributable cash flow are reconciled to net income (loss) and net cash provided by (used in) operating activities in “—Results of Operations” below.

Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying combined financial statements for the period prior to May 14, 2014 represent our Predecessor's results of operations, while the consolidated financial statements for the period beginning May 14, 2014 represent the results of operations for the Partnership. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Combined Overview. The following tables summarize our results of operations and financial data for the three and nine months ended September 30, 2015 and 2014. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014*	2015	2014*
	(In thousands)

Revenue from affiliates	$37,082	$17,060	$104,796	$29,409

Operating costs and expenses:
Operating and maintenance expenses	4,963	7,219	18,165	16,884
General and administrative expenses	3,007	2,722	9,798	5,128
Depreciation and amortization	1,649	1,177	4,919	2,906
Total costs and expenses	9,619	11,118	32,882	24,918
Income from operations	27,463	5,942	71,914	4,491
Other income (expense):
Interest expense, net and other financing costs	(6,757)	(685)	(13,174)	(968)
Amortization of loan fees	(423)	(142)	(891)	(215)
Net income	20,283	5,115	57,849	3,308
Less: Net income (loss) attributable to Predecessor	—	(4,193)	1,274	(11,417)
Limited partners' interest in net income attributable to the Partnership	$20,283	$9,308	$56,575	$14,725

Other Data:
EBITDA	$29,112	$7,119	$76,833	$7,397
Distributable cash flow	22,208	10,231	63,575	16,062
Capital expenditures	962	14,874	1,182	40,993
* Prior-period financial information has been retrospectively adjusted for the acquisitions of the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack.

Reconciliation of Non-GAAP Financial Measures
As described in “How We Evaluate Our Operations,” our management uses EBITDA and distributable cash flow to analyze our performance. The following table presents a reconciliation of net income (loss) to EBITDA and distributable cash flow, the most directly comparable GAAP financial measure on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014*	2015	2014*
	(In thousands)
Net income	$20,283	$5,115	$57,849	$3,308
Add: Interest expense, net	6,757	685	13,174	968
Add: Amortization of loan fees	423	142	891	215
Add: Depreciation and amortization	1,649	1,177	4,919	2,906
EBITDA	29,112	7,119	76,833	7,397
Less: Predecessor EBITDA	—	(3,336)	1,537	(8,981)
EBITDA attributable to PBFX	29,112	10,455	75,296	16,378
Add: Non-cash unit-based compensation expense	815	458	2,428	653
Less: Interest expense, net	(6,757)	(682)	(13,187)	(969)
Less: Maintenance capital expenditures	(962)	—	(962)	—
Distributable cash flow	$22,208	$10,231	$63,575	$16,062
* Prior-period financial information has been retrospectively adjusted for the acquisitions of the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack.
The following table presents a reconciliation of net cash provided by operating activities to EBITDA and distributable cash flow, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014*	2015	2014*
	(In thousands)
Net cash provided by operating activities:	$25,401	$5,141	$63,389	$700
Less: Change in current assets and liabilities	(2,231)	1,751	2,698	6,382
Add: Interest expense, net	6,757	685	13,174	968
Less: Non-cash unit-based compensation expense	(815)	(458)	(2,428)	(653)
EBITDA	29,112	7,119	76,833	7,397
Less: Predecessor EBITDA	—	(3,336)	1,537	(8,981)
EBITDA attributable to PBFX	29,112	10,455	75,296	16,378
Add: Non-cash unit-based compensation expense	815	458	2,428	653
Less: Interest expense, net	(6,757)	(682)	(13,187)	(969)
Less: Maintenance capital expenditures	(962)	—	(962)	—
Distributable cash flow	$22,208	$10,231	$63,575	$16,062
* Prior-period financial information has been retrospectively adjusted for the acquisitions of the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Summary. Our net income for the three months ended September 30, 2015 increased $15.2 million to $20.3 million from $5.1 million for the three months ended September 30, 2014. The increase in net income was primarily due to the following:

•	an increase in revenues of $20.0 million attributable to the effect of the new commercial agreements with PBF Energy; and

•	a decrease in operating and maintenance expenses of $2.3 million, or 31.3%, as a result of a decrease in outside services and utility costs;

•	partially offset by the following:

◦	an increase in general and administrative expenses of $0.3 million, or 10.5%, as a result of increased cost allocations of certain direct employee costs;

◦	an increase in depreciation and amortization expense of $0.5 million, or 40.1%, related to new assets being placed into service;

◦
an increase in interest expense, net and other financing costs of $6.1 million attributable to the interest costs associated with the 2023 Notes, partially offset by interest income associated with our marketable securities; and

◦	an increase in amortization of loan fees of $0.3 million due to the amortization of capitalized debt issuance costs associated with the 2023 Notes.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Summary. Our net income for the nine months ended September 30, 2015 increased $54.5 million to $57.8 million from $3.3 million for the nine months ended September 30, 2014. The increase in net income was primarily due to the following:

•	an increase in revenues of $75.4 million attributable to the effect of the new commercial agreements with PBF Energy and a full nine months of commercial operations in 2015;

•	partially offset by the following:

◦	an increase in operating and maintenance expenses of $1.3 million, or 7.6%, mainly related to higher repairs and maintenance and contract labor expenses;

◦
an increase in general and administrative expenses of $4.7 million, or 91.1%, as a result of increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership and higher expenses associated with PBFX unit-based compensation;

◦	an increase in depreciation and amortization expense of $2.0 million, or 69.3%, related to new assets being placed into service;

◦
an increase in interest expense, net and other financing costs of $12.2 million attributable to the interest costs associated with the 2023 Notes, partially offset by interest income associated with our marketable securities; and

◦	an increase in amortization of loan fees of $0.7 million due to the amortization of capitalized debt issuance costs associated with the 2023 Notes.
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
Transportation and Terminaling Segment
The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014*	2015	2014*
	(In thousands)

Revenue from affiliates	$31,764	$17,060	$88,727	$29,409

Operating costs and expenses:
Operating and maintenance expenses	3,069	5,431	12,625	11,184
Depreciation and amortization	980	772	2,964	1,718
Total costs and expenses	4,049	6,203	15,589	12,902
Transportation and Terminaling Segment Operating Income (Loss)	$27,715	$10,857	$73,138	$16,507
* Prior-period financial information has been retrospectively adjusted for the acquisitions of the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Key Operating Information
Throughput (barrels per day ("bpd"))
Delaware City Rail Terminal	24.3	74.8	40.1	74.9
DCR West Rack	7.1	N/A	18.4	N/A
Toledo Truck Terminal	18.9	10.3	13.0	10.9
Toledo Storage Facility (Propane Loading)	4.5	N/A	4.3	N/A
Delaware City Products Pipeline	38.8	49.7	45.4	49.8
Delaware City Truck Rack	33.3	N/A	34.4	N/A
Total throughput (barrels)
Delaware City Rail Terminal	2,231.6	6,883.9	10,946.4	10,483.9
DCR West Rack	652.9	N/A	5,032.7	N/A
Toledo Truck Terminal	1,738.3	944.5	3,550.9	1526.1
Toledo Storage Facility (Propane Loading)	411.5	N/A	1,168.7	N/A
Delaware City Products Pipeline	3,573.7	4,568.3	12,394.6	13,578.5
Delaware City Truck Rack	3,065.7	N/A	4,777.8	N/A
Total	11,673.7	12,396.7	37,871.1	25,588.5

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenue. Revenue from affiliates increased approximately $14.7 million, or 86.2%, to approximately $31.8 million for the three months ended September 30, 2015 compared to approximately $17.1 million for the three months ended September 30, 2014. The increase in revenue from affiliates was primarily attributed to the effect of the new commercial agreements with PBF Energy associated with the acquisitions of the Delaware West Rack, the Toledo Truck Terminal and Propane Loading Facility, and the Delaware City Products Pipeline and Truck Rack. Prior to the acquisitions, our assets were a part of the integrated operations of PBF Energy and the operation of our assets did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Following the closing of the acquisitions, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses decreased approximately $2.3 million, or 43.1%, to approximately $3.1 million for the three months ended September 30, 2015 compared to approximately $5.4 million for the three months ended September 30, 2014. The decrease in operating and maintenance expenses was primarily attributable to approximately $2.9 million of lower operating expenses associated with outside services and utility costs at the Delaware Rail Terminal and Delaware West Rack due to lower throughput. This decrease is offset by an increase of approximately $0.5 million of operational support and materials expenses. The expenses prior to the Acquisitions from PBF were incurred by PBF Energy and its subsidiaries and were allocated to PBFX based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of PBF Holding's employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.2 million, or 26.9%, to approximately $1.0 million for the three months ended September 30, 2015 compared to approximately $0.8 million for the three months ended September 30, 2014. The increase in depreciation and amortization expense was primarily attributable to approximately $0.2 million of additional depreciation associated with the DCR West Rack assets which were placed in service in August 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenue. Revenue from affiliates increased approximately $59.3 million, or 201.7%, to approximately $88.7 million for the nine months ended September 30, 2015 compared to approximately $29.4 million for the nine months ended September 30, 2014. The increase in revenue from affiliates was primarily attributed to the effects of the commercial agreements associated with the Acquisitions from PBF. Prior to the Offering and Acquisitions from PBF, our assets were a part of the integrated operations of PBF Energy and the operation of our assets did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Following the closing of the Offering and Acquisitions from PBF, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $1.4 million, or 12.9%, to approximately $12.6 million for the nine months ended September 30, 2015 compared to approximately $11.2 million for the nine months ended September 30, 2014. The increase in operating and maintenance expenses was primarily attributable to approximately $0.6 million in higher operating services and support costs, approximately $0.3 million in higher insurance costs, and $0.6 million in higher material costs. The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and its subsidiaries and were allocated to PBFX based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of PBF Holding's employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased approximately $1.2 million, or 72.5%, to approximately $3.0 million for the nine months ended September 30, 2015 compared to approximately $1.7 million for the nine months ended September 30, 2014. The increase in depreciation and amortization expense was primarily attributable to approximately $0.9 million of additional depreciation associated with the DCR West Rack assets which were placed in service in August 2014.

Storage Segment
The following table and discussion is an explanation of our results of operations of the Storage segment for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014*	2015	2014*
	(In thousands)

Revenue from affiliates	$5,318	$—	$16,069	$—

Operating costs and expenses:
Operating and maintenance expenses	1,894	1,788	5,540	5,700
Depreciation and amortization	669	405	1,955	1,188
Total costs and expenses	2,563	2,193	7,495	6,888
Storage Segment Operating Income (Loss)	$2,755	$(2,193)	$8,574	$(6,888)

VOLUMES
Storage capacity reserved (average shell capacity barrels per month)	3,545.6	N/A	3,570.9	N/A
* Prior-period financial information has been retrospectively adjusted for the acquisitions of the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenue. Revenue from affiliates increased approximately $5.3 million, or 100.0%, to approximately $5.3 million for the three months ended September 30, 2015 compared to $0.0 million for the three months ended September 30, 2014. The increase in revenue from affiliates was attributed to the effects of the commercial agreement associated with the acquisition of the Toledo Storage Facility. Prior to the acquisition, our assets were a part of the integrated operations of PBF Energy, and our Predecessor generally recognized only the costs and did not record revenue associated with the storage services provided to PBF Energy on an intercompany basis. Following the closing of the acquisitions, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $0.1 million, or 5.9%, to approximately $1.9 million for the three months ended September 30, 2015 compared to approximately $1.8 million for the three months ended September 30, 2014. The increase in operating and maintenance expenses was primarily attributable to an approximate $0.7 million increase in materials expenses offset by a $0.6 million decrease in operational and support services expenses associated with the Toledo Storage Facility tank farm assets. The expenses prior to the Acquisitions from PBF were incurred by PBF Energy and its subsidiaries and were allocated to PBFX based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of PBF Holding's employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.3 million, or 65.2%, to approximately $0.7 million for the three months ended September 30, 2015 compared to approximately $0.4 million for the three months ended September 30, 2014. The increase in depreciation and amortization expense was primarily attributable to additional assets being placed in service at the Toledo Storage Facility.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenue. Revenue from affiliates increased approximately $16.1 million, or 100.0%, to approximately $16.1 million for the nine months ended September 30, 2015 compared to $0.0 million for the nine months ended September 30, 2014. The increase in revenue from affiliates was attributed to the effects of the commercial agreements associated with the acquisition of the Toledo Storage Facility. Prior to the Offering and Acquisitions from PBF, our assets were a part of the integrated operations of PBF Energy, and our Predecessor generally recognized only the costs and did not record revenue associated with the storage services provided to PBF Energy on an intercompany basis. Following the closing of the Offering and Acquisitions from PBF, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses decreased approximately $0.2 million, or 2.8%, to approximately $5.5 million for the nine months ended September 30, 2015 compared to approximately $5.7 million for the nine months ended September 30, 2014. The decrease in operating and maintenance expenses was primarily attributable to an approximate $2.1 million decrease in operational and support services associated with the Toledo Storage Facility tank farm assets, offset by an increase of $1.9 million in materials expenses. The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and its subsidiaries and were allocated to PBFX based on the nature of the expenses and our proportionate share of employee time and headcount. The allocation of PBF Holding's employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.8 million, or 64.6%, to approximately $2.0 million for the nine months ended September 30, 2015 compared to approximately $1.2 million for the nine months ended September 30, 2014. The increase in depreciation and amortization expense was primarily attributable to an additional crude tank being placed in service at the Toledo Storage Facility in October 2014.

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
We have paid, and intend to continue to pay, a quarterly distribution of at least $0.30 per unit per quarter, which equates to approximately $10.4 million per quarter, or $41.6 million per year, based on the number of common, subordinated and general partner units outstanding. We do not have a legal obligation to pay this distribution. On March 4, 2015, we made a quarterly cash distribution totaling $10.9 million, or $0.33 per unit.  On May 20, 2015, we made a quarterly cash distribution totaling $12.0 million, or $0.35 per unit. On August 31, 2015, we made a quarterly cash distribution totaling $12.9 million, or $0.37 per unit.
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
The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The maximum amount of the Revolving Credit Facility was increased from $275.0 million to $325.0 million in December 2014. The Partnership has the ability to further increase the maximum amount of the Revolving Credit Facility by an additional $275.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and for swingline loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations designated by the Partnership are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on the Partnership’s assets and those of the Partnership’s restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.
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
The Revolving Credit Facility and Term Loan contain covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. We are in compliance with our covenants under the Revolving Credit Facility and Term Loan as of September 30, 2015.

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
The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of September 30, 2015, we are in compliance with all covenants under the 2023 Notes.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014*
	(In thousands)
Net cash provided by (used in) operating activities	$63,389	$700
Net cash provided by (used in) investing activities	(485)	(305,903)
Net cash (used in) provided by financing activities	(58,833)	317,213
Net change in cash and cash equivalents	$4,071	$12,010
* Prior-period financial information has been retrospectively adjusted for the Acquisitions from PBF.
Net cash provided by operating activities increased approximately $62.7 million to approximately $63.4 million for the nine months ended September 30, 2015 compared to net cash provided by operating activities of approximately $0.7 million for the nine months ended September 30, 2014. The increase in net cash provided by operating activities was primarily the result of net income of approximately $57.8 million recognized during the nine months ended September 30, 2015, compared to a net income of approximately $3.3 million for the nine months ended September 30, 2014. Net cash provided by operating activities for the nine months ended September 30, 2015 also included non-cash charges relating to depreciation and amortization of approximately $4.9 million, amortization of loan fees of approximately $0.9 million and unit-based compensation of approximately $2.4 million, partially offset by net changes in working capital of approximately $2.7 million primarily driven by the timing of collection of accounts receivables and payments of accounts payable. Net cash provided by operating activities for the nine months ended September 30, 2014 included non-cash charges relating to depreciation and amortization of approximately $2.9 million, amortization of loan fees of approximately $0.2 million and unit-based compensation of approximately $0.7 million, partially offset by net changes in working capital of approximately $6.4 million.
Net cash used in investing activities decreased approximately $305.4 million to net cash used in investing activities of approximately $0.5 million for the nine months ended September 30, 2015 compared to net cash used in investing activities of approximately $305.9 million for the nine months ended September 30, 2014. The decrease in net cash used in investing activities was primarily the result of a decrease in capital expenditures of approximately $39.8 million for the nine months ended September 30, 2015 and net purchases of $264.9 million of marketable securities during the nine months ended September 30, 2014.
Net cash from financing activities decreased approximately $376.0 million to net cash used in financing activities of approximately $58.8 million for the nine months ended September 30, 2015 compared to net cash provided by financing activities of approximately $317.2 million for the nine months ended September 30, 2014.

Net cash used in financing activities for the nine months ended September 30, 2015 consisted of net repayment of our Revolving Credit Facility of approximately $250.6 million, distributions to PBF LLC related to acquisitions of approximately $112.5 million, distributions to unitholders of approximately $35.8 million, distribution to parent of approximately $1.0 million related to the pre-acquisition activity of the Delaware City Products Pipeline and Truck Rack, net repayment of our Term Loan of approximately $0.7 million, and deferred financing costs of approximately $8.2 million, partially offset by the proceeds from the issuance of the 2023 Notes of $350.0 million. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted of proceeds from the issuance of common units of approximately $341.0 million, proceeds from our revolving credit agreement of $140.1 million, net proceeds from our Term Loan of approximately $264.9 million, and parent contributions of approximately $47.4 million related to our Predecessor, partially offset by distributions to PBF LLC related to the Offering of approximately $328.7 million, distributions to PBF LLC related to acquisitions of approximately $135.0 million, distributions to unitholders of approximately $5.1 million, offering costs for the issuance of common units of approximately $5.0 million, and deferred financing costs of approximately $2.3 million.

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
Capital expenditures for the nine months ended September 30, 2015 were approximately $1.2 million. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2015.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. Because we do not generally own the crude oil or refined products that are distributed through our facilities, and because all of our commercial agreements with PBF Energy require PBF Energy to bear the risk of any material volume loss relating to the services we provide, we have minimal direct exposure to risks associated with fluctuating commodity prices.

Debt that we incur under our Revolving Credit Facility and Term Loan bears interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $4.5 million change in our interest expense, assuming we were to borrow all $325.0 million under our Revolving Credit Facility and the outstanding balance of our Term Loan was $234.2 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX's management, including PBFX's principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2015. Based on that evaluation, PBFX's principal executive officer and the principal financial officer have concluded that PBFX's disclosure controls and procedures are effective at the reasonable assurance level.
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
Management has not identified any changes in PBFX's internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor supplements and/or updates the risk factors previously disclosed in our
2014 Form 10-K:

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.
We and our subsidiaries may be able to incur substantial indebtedness in the future. Our future level of debt could have important consequences to us, including the following:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on favorable terms;

•	our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.
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
We may not be able to affect any of these actions on satisfactory terms or at all. We have sold, and expect to continue to sell, our U.S. Treasury or other investment grade securities currently used to secure our obligations under the Term Loan over time to fund our capital expenditures, and immediately prior to selling such securities, we expect to continue to repay an equal amount of Term Loan borrowings with borrowings under our Revolving Credit Facility. We may also rely on external sources including other borrowings under our Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion. During the nine months ended September 30, 2015, we borrowed an additional $24.5 million under our Revolving Credit Facility to partially fund the acquisitions of the Delaware City Products Pipeline and Truck Rack and to repay $0.7 million of our Term Loan in order to release the $0.7 million in marketable securities to fund capital expenditures and acquisitions.
Any borrowings and letters of credit issued under our Revolving Credit Facility will be secured, and as a result, effectively senior to the 2023 Notes and the guarantees of the 2023 Notes by the guarantors, to the extent of the value of the collateral securing that indebtedness. The Term Loan is also fully cash collateralized at all times by cash, U.S. Treasuries or other investment grade securities. In addition, the holders of any future debt we may incur that ranks equally with the 2023 Notes will be entitled to share ratably with the holders of the 2023 Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us. This may have the effect of reducing the amount of proceeds paid to holders of the 2013 Notes in such events.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
As of September 30, 2015, we have $24.5 million of secured indebtedness and $2.0 million of letters of credit outstanding under our Revolving Credit Facility, $234.2 million of secured indebtedness outstanding under our Term Loan (all of which is fully cash collateralized at all times by cash or U.S. treasury securities), $350.0 million of unsecured indebtedness consisting of the 2023 Notes, and an additional $298.5 million of total unused borrowing capacity under the Revolving Credit Facility. Our level of indebtedness could have important consequences to us, including the following:

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
Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions to our unitholders, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms, or at all.

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

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date	November 5, 2015		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

——————
* Filed herewith.
** Furnished, not filed.