Form 10-K
period 2015-12-31
PBF Logistics LP
filed 2016-02-22
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2015, the aggregate market value of common units held by non-affiliates of the registrant was approximately $360.1 million based upon the closing price of such units on the New York Stock Exchange on such date. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant had 18,497,620 common units and 15,886,553 subordinated units outstanding at February 17, 2016.
DOCUMENTS INCORPORATED BY REFERENCE: None

PBF LOGISTICS LP

This Annual Report on Form 10-K (including documents incorporated by reference herein) (this “Form 10-K”) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” on page 59.

Unless the context otherwise requires, references in this Form 10-K to “PBF Logistics LP,” “PBFX,” the “Partnership,” “we,” “us” or “our” may refer to PBF Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole.

PART I

ITEM 1. BUSINESS
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

Available Information
Our website address is www.pbflogistics.com. Information contained on our website is not part of this Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with (or furnished to) the U.S. Securities and Exchange Commission (“SEC”) by us are available on our website (under “SEC Filings” in the “Investor Relations” section) free of charge, soon after we file or furnish such material. In this same location, we also post our corporate governance guidelines, code of business conduct and ethics, and the charters of the committees of the board of directors of our general partner. These documents are available free of charge in print to any unitholder that makes a written request to the Secretary, PBF Logistics LP, One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

Overview
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy Inc. and its indirect subsidiary, PBF Logistics GP LLC (“PBF GP”), our general partner, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. is the sole managing member of PBF LLC and as of December 31, 2015 owned 95.1% of the total economic interest in PBF LLC. We refer you to “Organizational Structure” below for an illustration of our relationship with PBF Energy Inc. Unless the context otherwise requires, references in this report to “PBF Energy” refer collectively to PBF Energy Inc. and its subsidiaries, other than PBFX, its subsidiaries and our general partner. On May 14, 2014, PBFX completed its initial public offering of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters’ over-allotment option) (the “Offering”). PBFX filed a registration statement on Form S-1, with respect to the Offering, with the SEC which was declared effective on May 8, 2014. On May 9, 2014, PBFX’s common units began trading on the New York Stock Exchange (the “NYSE”) under the symbol “PBFX”. As of December 31, 2015, PBF LLC held a 53.7% limited partner interest in PBFX, a non-economic general partner interest and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 46.3% limited partner interest held by public unitholders.
The Partnership includes the assets, liabilities and results of operations of certain crude oil and refined product terminaling, pipeline and storage assets, previously operated and owned by subsidiaries of PBF Holding Company LLC (“PBF Holding”), Delaware City Refining Company LLC (“DCR”), Toledo Refining Company LLC (“TRC”) and PBF Holding’s previously held subsidiary, Delaware Pipeline Company LLC (“DPC”), which were acquired in a series of transactions during 2014 and 2015.
In connection with the Offering, pursuant to a contribution agreement and conveyance agreement (the “Contribution Agreement I”), PBF LLC contributed a light crude oil rail unloading terminal at the Delaware City refinery that can also service the Paulsboro refinery (which we refer to as the “DCR Rail Terminal”) and a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”). Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to PBF MLP Predecessor (our “Predecessor”), our predecessor for accounting purposes.

On September 16, 2014, the Partnership entered into a contribution agreement (the “Contribution Agreement II”) with PBF LLC to acquire the Delaware City West Unloading Rack (the “DCR West Rack”), a heavy crude oil unloading facility at the Delaware City refinery with total throughput capacity of at least 40,000 barrels per day (“bpd”). The transaction closed on September 30, 2014. Also, on December 2, 2014, the Partnership entered into a contribution agreement with PBF LLC (the “Contribution Agreement III”) to acquire a tank farm and related facilities located at PBF Energy’s Toledo refinery, including a propane storage and loading facility (collectively, the “Toledo Storage Facility”). The transaction closed on December 11, 2014. In addition, on May 14, 2015, the Partnership entered into an additional contribution agreement with PBF LLC (the “Contribution Agreement IV” and together with the Contribution Agreement I, the Contribution Agreement II and the Contribution Agreement III, the “Contribution Agreements”) to acquire the Delaware City Products Pipeline, a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd and the Delaware City Truck Rack, a 15-lane, 76,000 bpd capacity truck loading rack located at PBF Energy’s Delaware City, Delaware refinery. The Delaware City Products Pipeline and Delaware City Truck Rack are collectively referred to as the “Delaware City Products Pipeline and Truck Rack.” The transactions entered into after the Offering are collectively referred to as the “Acquisitions from PBF.”
The financial statements presented in this Form 10-K include the consolidated financial results of our Predecessor, for periods presented through May 13, 2014, and the consolidated financial results of PBFX for the period beginning May 14, 2014, the date of the Offering. The balance sheet as of December 31, 2015 presents solely the consolidated financial position of PBFX and the balance sheet as of December 31, 2014 presents the consolidated financial position of PBFX and the Delaware City Products Pipeline and Truck Rack. We recorded the Acquisitions from PBF at PBF Energy’s historical book value, as the Acquisitions from PBF were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of our Predecessor and PBFX contained herein to include the historical results of the DCR West Rack, Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack prior to the effective date of each transaction.
Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support, with the exception of the Delaware City Products Pipeline. In connection with the closing of the Offering and each of the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil and refined products from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Our assets consist of the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack (collectively referred to as the “Contributed Assets”), which are integral components of the crude oil and refined products delivery and storage operations at PBF Energy’s refineries.
Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long-term through their effects on our customer’s operations. In 2015 and 2014, 100% of our revenue was derived from PBF Energy under various long-term, fee-based commercial agreements that generally include minimum volume commitments.
The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account his, her or its share of items of income, gain, loss and deduction in computing his, her or its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of PBFX’s assets, the acquisition price of such partner’s units and the taxable income allocation requirements under the Second Amended and Restated Agreement of Limited Partnership of the Partnership (our “partnership agreement”).

Recent Developments
Plains Asset Purchase
On February 2, 2016, we announced that our wholly-owned subsidiary, PBF Logistics Products Terminals LLC, entered into an agreement to purchase the assets of four refined product terminals located in the greater Philadelphia region (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of $100.0 million (the "Plains Asset Purchase"). This acquisition will expand our storage and terminaling footprint and introduce third-party customers to our revenue base. The acquisition is expected to be financed through a combination of cash on hand, borrowings from our senior secured revolving credit facility and issuance of equity, which may include common units sold to our indirect parent, PBF Energy. The acquisition is expected to close in the second quarter of 2016, subject to customary closing conditions.

Organizational Structure
The following simplified diagram depicts our organizational and ownership structure as of December 31, 2015:

Management
Public stockholders
4.9% voting interest
95.1% voting and economic interest
4.9% economic non-voting interest in PBF LLC
PBF Energy Inc.
("PBF Energy")
NYSE: PBF
100% management power in PBF LLC
(Sole Managing Member)
95.1% economic interest in PBF LLC
PBF Energy Company LLC
("PBF LLC")
Common Units
Subordinated Units
Incentive Distribution Rights
PBF Logistics GP LLC
(our general partner)
PBF Holding Company LLC
("PBF Holding")
Refining and Other Operating Subsidiaries
Non-economic general partner interest
53.7% limited partner interest
Public Unitholders Common Units
46.3% limited partner interest
PBF Logistics LP
(the "Partnership" or "PBFX")
NYSE: PBFX
PBFX Revolving Credit Facility
PBFX Term Loan
PBFX Senior Notes due 2023
PBF Logistics Finance Corporation
- Co-Issuer of PBFX Senior Notes due 2023
Operating Subsidiaries
- Guarantors of PBFX Revolving Credit Facility and PBFX Senior Notes due 2023

Assets and Operations
We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, our business consists of two operating segments: (i) our transportation and terminaling segment and (ii) our storage segment. Additional segment and financial information is contained in our segment results included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12—Segment Information, of our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K.
Transportation and Terminaling Segment

•
Our DCR Rail Terminal is a light crude oil rail unloading terminal which commenced operations in February 2013 and serves PBF Energy’s Delaware City and Paulsboro refineries (“East Coast refineries”). The DCR Rail Terminal has a double-loop track with an unloading capacity of 130,000 bpd, which can hold up to two 100-car unit trains and is capable of unloading a single unit train in approximately 14 hours. PBF Energy can move crude oil by barge to its Paulsboro refinery from its Delaware City refinery after the crude has been unloaded. PBF Energy can also move the crude oil to other locations, including locations owned by third parties. The DCR Rail Terminal allows the East Coast refineries to source crude oil from Western Canada and the United States, which may provide cost advantages at certain times compared to international crude oil that has historically been processed at the East Coast refineries and that is priced off of the Brent benchmark. The facility is connected to the Delaware City refinery’s crude tank farm by DCR’s pipeline. PBF Energy’s East Coast refineries have a combined refining capacity of 370,000 bpd.

•
Our Toledo Truck Terminal serves PBF Energy’s Toledo refinery, is currently comprised of six lease automatic custody transfer (“LACT”) units, and has unloading capacity of 22,500 bpd. PBF Energy acquired the Toledo refinery in 2011 and added additional truck crude oil unloading capabilities to provide feedstock sourcing flexibility for the refinery and enable the Toledo refinery to run a more cost-advantaged crude oil slate. The Toledo refinery processes light, sweet crude oil and has a total throughput capacity of 170,000 bpd.

•
Our DCR West Rack is a heavy crude oil unloading facility which commenced operations in August 2014 and serves PBF Energy’s Delaware City refinery with total throughput capacity of at least 40,000 bpd. The DCR West Rack consists of 25 heated unloading stations, is capable of handling 50 cars simultaneously located between two tracks and is equipped with steam and nitrogen to facilitate the unloading of heavy crude oil sourced from Canada.  The facility can also unload light crude oil.  Additionally, there are six other ladder tracks available, which provide the DCR West Rack with enough capacity to hold two 100 car unit trains. The facility is connected to the Delaware City refinery’s crude tank farm by DCR’s pipeline.

•
The terminaling facility at our Toledo Storage Facility at PBF Energy’s Toledo refinery consists of 27 propane storage bullets, a truck loading facility and has a throughput capacity of approximately 11,000 bpd.

•
Our Delaware City Products Pipeline and Truck Rack serve PBF Energy’s Delaware City refinery and were acquired in May 2015. The Delaware City Products Pipeline consists of a 23.4 mile, 16-inch interstate petroleum products pipeline with a capacity in excess of 125,000 bpd. The Delaware City Truck Rack consists of a 15-lane, 76,000 bpd capacity truck loading rack utilized to distribute gasoline, distillates and liquefied petroleum gases ("LPGs").

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

•
PBF Holding contributed, at their historical costs, (i) all of the interests in Delaware City Terminaling and (ii) the Toledo Truck Terminal to the Partnership in exchange for (a) 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in the Partnership, (b) all of the Partnership’s IDRs, (c) the right to receive a distribution of $30.0 million from the Partnership as reimbursement for certain preformation capital expenditures attributable to the DCR Rail Terminal and Toledo Truck Terminal, and (d) the right to receive a distribution of $298.7 million; and in connection with the foregoing, the Partnership redeemed PBF Holding’s initial partner interests in the Partnership for $1.0 thousand.

•
PBF Holding distributed to PBF LLC (i) its interest in PBF GP, (ii) the common units, subordinated units and IDRs, (iii) the right to receive a distribution of $30.0 million as reimbursement for certain preformation capital expenditures, and (iv) the right to receive a distribution of $298.7 million.

On September 30, 2014, PBFX closed the transactions contemplated by the Contribution Agreement II. Pursuant to the terms of the Contribution Agreement II, PBF LLC contributed to the Partnership all of the equity interests of Delaware City Terminaling II (“DCT II”), which assets consisted solely of the DCR West Rack, for total consideration payable to PBF LLC of $150.0 million, consisting of $135.0 million of cash and $15.0 million of Partnership common units, or 589,536 common units (the “DCR West Rack Acquisition”). The cash consideration was funded by the Partnership from the proceeds from the sale of $30.0 million in marketable securities and $105.0 million in borrowings under our five-year $275.0 million revolving credit facility (“Revolving Credit Facility”). Subsequent to the closing of the transactions contemplated by the Contribution Agreement II, DCT II merged with and into Delaware City Terminaling.
On December 11, 2014, PBFX closed the transactions contemplated by the Contribution Agreement III. Pursuant to the terms of the Contribution Agreement III, PBF LLC contributed to the Partnership all of the issued and outstanding limited liability company interests of Toledo Terminaling, whose assets consist of the Toledo Storage Facility, for total consideration payable to PBF LLC of $150.0 million, consisting of $135.0 million of cash and $15.0 million of Partnership common units, or 620,935 common units (the “Toledo Storage Facility Acquisition”). The cash consideration was funded by the Partnership from the proceeds from the sale of $30.0 million in marketable securities and $105.0 million in borrowings under our Revolving Credit Facility, which was amended, on December 5, 2014, to increase the borrowing availability from $275.0 million to $325.0 million. Subsequent to the closing of the transactions contemplated by the Contribution Agreement III, we contributed the Toledo Truck terminal to Toledo Terminaling.

On May 5, 2015, PBFX closed the transactions contemplated by the Contribution Agreement IV. Pursuant to the terms of the Contribution Agreement IV, PBF LLC contributed to the Partnership all of the issued and outstanding limited liability company interests of DPC and Delaware City Logistics Company LLC (“DCLC”), whose assets collectively consist of the Delaware City Products Pipeline and Truck Rack, for total consideration to PBF LLC of $143.0 million, consisting of $112.5 million of cash and $30.5 million of Partnership common units, or 1,288,420 common units (the “Delaware City Products Pipeline and Truck Rack Acquisition”). The cash consideration was funded by the Partnership with $88.0 million in proceeds from the issuance and sale of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), sale of approximately $0.7 million in marketable securities and $23.8 million in borrowings under the Revolving Credit Facility. The Delaware City Products Pipeline and Truck Rack Acquisition closed on May 14, 2015. The Partnership borrowed an additional $0.7 million under the Revolving Credit Facility to repay $0.7 million of its $300.0 million term loan facility (“Term Loan”) in order to release the $0.7 million in marketable securities that had collateralized the Term Loan.

Commercial Agreements
We currently derive all of our revenue from long-term, fee-based agreements with PBF Holding, a subsidiary of PBF Energy (for terminaling and storage services), supported by contractual fee escalations for inflation adjustments and certain increases in our operating costs. We believe the terms and conditions under these agreements, as well as our omnibus and services agreements with PBF Holding described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. In addition, certain subsidiaries of PBF Energy have pre-existing commercial relationships with the East Coast Terminals which are intended to be assigned to us in connection with the closing of the pending Plains Asset Purchase.
2014 Commercial Agreements
Delaware City Rail Terminaling Services Agreement
In connection with the Offering, PBFX entered into a rail terminaling services agreement with PBF Holding (the “DCR Terminaling Agreement”) under which PBFX provides terminaling services at the DCR Rail Terminal. The DCR Terminaling Agreement terminates on the first December 31st following the seventh anniversary of the closing of the Offering and may be extended, at PBF Holding’s option, for up to two additional five-year terms. Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 85,000 bpd per quarter (calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel for volumes that exceed the minimum throughput commitment. PBFX also receives fees from PBF Holding for providing related ancillary services at the terminal that are specified in the DCR Terminaling Agreement. Pursuant to the terms of the DCR Terminaling Agreement, the terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, beginning with January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement. Effective January 1, 2015, the terminaling service fee was increased to $2.032 per barrel up to the minimum throughput commitment and $0.508 per barrel for volumes that exceed the minimum throughput commitment.
Toledo Truck Unloading & Terminaling Services Agreement
In connection with the Offering, PBFX entered into a truck unloading and terminaling services agreement with PBF Holding (the “Toledo Terminaling Agreement”) under which PBFX provides terminaling services at the Toledo Truck Terminal. The Toledo Terminaling Agreement terminates on the first December 31st following the seventh anniversary of the closing of the Offering and may be extended, at PBF Holding’s option, for up to two additional five-year terms. Under the Toledo Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBFX also receives fees from PBF Holding for providing related ancillary services at the Toledo Truck Terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, beginning with January 1,

2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) adjustment by the amount of any increases in operating costs greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement. Effective January 1, 2015, the terminaling service fee was increased to $1.016 per barrel.
Delaware West Ladder Rack Terminaling Services Agreement
On October 1, 2014, PBF Holding and Delaware City Terminaling entered into a terminaling services agreement (the “West Ladder Rack Terminaling Agreement”) under which PBFX provides rail terminaling services to PBF Holding at the DCR West Rack. The initial term of the West Ladder Rack Terminaling Agreement is approximately seven years, after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of at least 40,000 bpd for a fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter. The terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) adjustment by the amount of any increases in operating costs greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.
Toledo Storage Facility Storage and Terminaling Services Agreement
On December 12, 2014, PBF Holding and Toledo Terminaling entered into a ten-year storage and terminaling services agreement (the “Toledo Storage Facility Storage and Terminaling Agreement”) under which PBFX provides storage lease and terminaling services to PBF Holding. The Toledo Storage Facility Storage and Terminaling Agreement can be extended by PBF Holding for two additional five-year periods. Under the Toledo Storage Facility Storage and Terminaling Agreement, the Partnership provides PBF Holding with storage and throughput services in return for storage and throughput fees.
The Toledo Storage Facility Storage and Terminaling Agreement requires the Partnership to accept, store and redeliver all products tendered by PBF Holding in the tanks at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the products rack and the overall capacity of the Toledo Storage Facility. PBF Holding pays a lease fee of $0.50 per barrel of shell capacity dedicated and operable to PBF Holding under the Toledo Storage Facility Storage and Terminaling Agreement. The minimum throughput commitment for the propane storage and loading facility is at least 4,400 bpd (calculated on a quarterly average basis) for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment with no fee reduction for barrels loaded in excess of the minimum throughput commitment. The storage and terminaling services fee is subject to (i) increase or decrease effective as of January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) adjustment by the amount of any increases in operating costs greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services under the Toledo Storage Facility Storage and Terminaling Agreement.
PBFX is required to maintain the Toledo Storage Facility in a condition and with a capacity sufficient to store and handle a volume of PBF Holding’s products at least equal to the current operating capacity for the storage facility as a whole subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Toledo Storage Facility Storage and Terminaling Agreement.

2015 Commercial Agreements

Delaware Pipeline Services Agreement

On May 15, 2015, PBF Holding and DPC entered into a pipeline services agreement (the “Delaware Pipeline Services Agreement”) under which PBFX provides pipeline services to PBF Holding. The initial term of the Delaware Pipeline Services Agreement is approximately ten years, after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the Delaware Pipeline Services Agreement, PBF Holding is obligated to throughput aggregate volumes on the Delaware Products Pipeline as follows:

•
The minimum throughput commitment is at least 50,000 bpd, at an initial fee equal to $0.5266 per barrel for all volumes of product received on the pipeline equal to at least the minimum throughput commitment, in any contract quarter.

•
The pipeline service fee is subject to (i) increase or decrease effective as of July 1 of each year, by the amount of any change in any inflationary index promulgated by the Federal Energy Regulatory Commission (“FERC”) in accordance with FERC’s indexing methodology or (ii) in the event that FERC terminates its indexing methodology during the term of the agreement, by a percentage equal to the change in the Consumer Price Index- All Urban Consumers (“CPI-U”). Effective July 1, 2015, the pipeline service fee was raised to $0.5507 per barrel, due to an increase in the FERC tariff.

Delaware City Truck Loading Services Agreement

On May 15, 2015, PBF Holding and Delaware City Logistics Company LLC entered into a terminaling services agreement (the “Delaware City Truck Loading Services Agreement”) under which PBFX provides terminaling services to PBF Holding. The initial term of the Delaware City Truck Loading Services Agreement is approximately ten years, after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the Delaware City Truck Loading Services Agreement, PBF Holding is obligated to throughput aggregate volumes on the Delaware City Truck Rack as follows:

•
The minimum throughput commitment is (i) at least 30,000 bpd of gasoline, diesel and heating oil for a fee equal to $0.462 per barrel; and (ii) at least 5,000 bpd of LPGs for a fee equal to $2.52 for all volumes of product loaded into trucks at the product terminal equal to at least the minimum throughput commitment, in any contract quarter.

•
The terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, commencing on January 1, 2016, by the amount of any change in the Producer Price Index provided that the fee may not be adjusted below the initial amount and (ii) adjustment by the amount of any increases in operating costs greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Delaware City Truck Loading Services Agreement.

Omnibus Agreement
In connection with the closing of the Offering, we entered into an omnibus agreement (the “Original Omnibus Agreement”) with PBF GP, PBF LLC and PBF Holding.
The Original Omnibus Agreement addressed the following matters:

•
the Partnership’s obligation to pay PBF LLC an administrative fee, in the amount of $2.30 million per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under our partnership agreement;

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

On September 30, 2014, the Original Omnibus Agreement was amended and restated in connection with the DCR West Rack Acquisition (the “A&R Omnibus Agreement”). The annual administrative fee to be paid by the Partnership to PBF Energy increased from $2.3 million to approximately $2.5 million. On December 12, 2014, the A&R Omnibus Agreement was amended and restated in connection with the Toledo Storage Facility Acquisition (the “Second A&R Omnibus Agreement”). The Second A&R Omnibus Agreement clarified the reimbursements to be made by the Partnership to PBF LLC and from PBF LLC to the Partnership and increased the annual administrative fee to be paid by the Partnership to PBF Energy from approximately $2.5 million to $2.7 million. Pursuant to the terms of the Original Omnibus Agreement, as amended by the A&R Omnibus Agreement and the Second A&R Omnibus Agreement the annual administrative fee of $2.7 million per year was reduced to $2.2 million per year effective as of January 1, 2015. On May 15, 2015, the Second A&R Omnibus Agreement was amended and restated in connection with the Delaware City Products Pipeline and Truck Rack Acquisition (the “Third A&R Omnibus Agreement”) resulting in an increase in the annual administrative fee from $2.2 million to $2.35 million.

Services Agreement
In connection with the closing of the Offering, we entered into an operation and management services and secondment agreement (the “Services Agreement”) with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, we pay an annual fee of approximately $0.5 million to PBF Holding for the provision of such services pursuant to the Services Agreement.
On September 30, 2014, the Services Agreement was amended and restated in connection with the DCR West Rack Acquisition (the “A&R Services Agreement”) and the annual fee increased from approximately $0.5 million to $0.8 million. On December 12, 2014, PBF Holding, DCR, Delaware City Terminaling, Toledo Terminaling, TRC, the Partnership and PBF GP entered into the Second Amended and Restated Operation and Management Services and Secondment Agreement (the “Second A&R Services Agreement”) to incorporate the Toledo Storage Facility into its provisions and increase the annual fee to be paid by the Partnership from $0.8 million to $4.4 million. On May 15, 2015, the Second A&R Services Agreement was amended and restated in connection with the Delaware City Pipeline and Truck Rack Acquisition (the “Third A&R Services Agreement”) resulting in an increase in the annual fee payable from $4.4 million to $4.5 million. All fees to be paid pursuant to the Third A&R Services Agreement are indexed for inflation. The Third A&R Services Agreement will terminate upon the termination of the Third A&R Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.

Properties
Our principal properties are described above in “Assets and Operations” under the captions “Transportation and Terminaling Segment” and “Storage Segment.” We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. Our office is located in the same office as PBF Energy. PBF Energy leases approximately 53,000 square feet for its principal corporate offices in Parsippany, New Jersey. The lease for PBF Energy’s principal corporate offices expires in 2017. Functions performed in the Parsippany office include overall corporate management, refinery and HSE management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
Under the Contribution Agreements, PBF Energy, through certain of its subsidiaries, indemnifies us for certain environmental liabilities associated with the ownership and operation of the Contributed Assets and arising at or before the closing of the Offering and the Acquisitions from PBF. See “—Environmental Regulations—Environmental Liabilities” below for a more detailed discussion of PBF Energy’s indemnification obligations.

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

Terminal and Pipeline Control Operations

Our Toledo Truck Terminal, Delaware City Truck Terminal and the propane loading facility at our Toledo Storage Facility are generally automated, but continuously supervised by PBF Energy employees. Our Delaware City Products Pipeline is operated by a third-party with oversight by PBF Energy employees. At the terminals, PBF Energy’s customers’ truck drivers are provided with security badges to access and use these facilities. In addition, individual trucks are required to be registered in PBF Energy’s system to ensure that required regulatory inspections are maintained by either PBF Energy’s customers or their common carriers.

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
Under the Contribution Agreements, PBF Energy will indemnify us for all known and unknown environmental losses we incur arising from the ownership or operation of the Contributed Assets that occurred or existed on or before the closing of the Offering, or the respective effective dates of the Acquisitions from PBF, subject to certain limitations. In addition, we will indemnify PBF Energy for any environmental losses it incurs relating to ownership or operation of the Contributed Assets that occur after the closing of the Offering or respective acquisition effective dates to the extent PBF Energy is not required to indemnify us for such liabilities. We will not be indemnified for any future spills or releases of hydrocarbons or hazardous materials at our facilities, or, in addition to any other environmental liabilities, otherwise resulting from our operations, unless caused by PBF Holding’s actions. As a result, we may incur such expenses in the future, which may be substantial.

Seasonality

The crude oil and refined products throughput at our facilities are affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenues will be substantially mitigated due to our commercial agreements with PBF Energy that include minimum volume commitments that are constant each calendar quarter. Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year.

Employees

We do not have any employees. We are managed by the directors and officers of our general partner. All of our executive management personnel are currently employees of PBF Energy or subsidiaries of PBF Energy and devote a portion of their time to our business and affairs that is required to manage and conduct our operations. The other personnel that conduct our operations are employees of PBF Holding or its subsidiaries. Pursuant to the Third A&R Omnibus Agreement, we pay an annual fee to PBF Energy of $2.35 million for the provision of various centralized administrative services and reimburse PBF Energy for direct or allocated costs and expenses incurred by PBF Energy on our behalf. Pursuant to the Third A&R Services Agreement, we use employees of PBF Energy to operate our assets and PBF Energy is reimbursed for such employees through an annual fee of $4.5 million, which also includes provisions of certain utilities and other infrastructure-related services. Please read “Agreements with PBF Energy.”

In addition, PBF Energy and its affiliates have entered into a rail operations services agreement with Savage Services Corporation (“Savage”), an unaffiliated third-party, to provide crude oil unloading and other operations services for the Delaware City refinery. Under the rail operations services agreement, Savage is responsible for providing the personnel necessary for the performance of our operations services. Savage is at all times considered an independent contractor and none of Savage’s employees or contractors are considered an employee, representative or agent of DCR or of us. The costs of Savage’s services provided to us are passed through to us by PBF Holding and its subsidiaries. From time to time, certain other third parties may provide operating services to us in a capacity as independent contractors.

ITEM 1A. RISK FACTORS
Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks were actually to occur, our business, financial condition, results of operations and our cash flows could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, or the trading price of our common units could decline.
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
PBF Energy is our sole customer in our transportation and terminaling and storage segments. PBF Energy accounted for 100% of our revenues for the year ended December 31, 2015. In addition, subsequent to the consummation of the Plains Asset Purchase, a majority of our revenues will continue to be derived from PBF Energy for the foreseeable future, and as a result, we are subject to the risk of nonpayment or nonperformance under our commercial agreements. If PBF Energy were to significantly decrease its use of our logistics assets, because of business or operational difficulties or strategic decisions by management, it is unlikely that we would be able to utilize any additional capacity as a result of this decreased use to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects PBF Energy’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are subject to the operational and business risks of PBF Energy, including:

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

•
termination of PBF Energy’s inventory intermediation agreements could have a material adverse effect on its liquidity, as PBF Energy would be required to finance its refined products inventory covered by the agreements; additionally, PBF Energy is obligated to repurchase from the counterparty all volumes of products located at its Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;

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

•
fluctuations in crude oil differentials and any narrowing of these differentials, and any impact on PBF Energy’s crude oil sourcing strategies including its crude by rail strategy and related commitments;

•	concentration of PBF Energy’s earnings in operations at any of its refineries;

•
the impact of disruptions to crude oil or feedstock supply to any of PBF Energy’s refineries, including disruptions due to problems with third-party logistics infrastructure or operations, including pipeline and rail transportation;

•
the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail and the recent lifting of the U.S. crude oil export ban;

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
In order to pay the minimum quarterly distribution of $0.30 per unit, or $1.20 per unit on an annualized basis, we will require available cash of approximately $10.4 million per quarter, or $41.6 million per year, based on the number of common and subordinated units outstanding at December 31, 2015. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

•
the amount of our operating expenses and general and administrative expenses, including reimbursements to our general partner and its affiliates, including PBF Energy, in respect of those expenses and payment of the administrative fees under the Third A&R Omnibus Agreement and Third A&R Services Agreement for services provided to us by our general partner and its affiliates, including PBF Energy;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our 2023 Notes, our Revolving Credit Facility and our Term Loan and other debt service requirements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.
We have limited operating history for certain of our assets and, accordingly, you will have a limited basis upon which to evaluate our ability to achieve our business objectives.
We have limited operating results to date. Construction of our DCR Rail Terminal was completed and the terminal began operating in February 2013. Construction on the DCR West Rack was completed and operations commenced in August 2014. At our Toledo Truck Terminal, one LACT unit commenced operations in December 2012 and two additional LACT units were made operational in May 2013. A fourth LACT unit, which had previously been owned and operated at the Toledo Truck Terminal by a vendor in connection with a crude oil supply agreement, was purchased in July 2013. Subsequent to the closing of the Offering, two additional LACT units were placed into service in June 2014 increasing the total LACT units to six. Since our terminaling assets have limited or no operating history, you will have a limited basis upon which to evaluate our ability to achieve our business objectives, which are to maintain stable cash flows and grow the quarterly distributions paid to our unitholders.
Each of our commercial agreements with PBF Energy and our Third A&R Services Agreement with PBF Energy, contains provisions that allow our counterparty to such agreement to suspend, reduce or terminate its obligations under such agreement in certain circumstances, including events of force majeure, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
Each of our commercial agreements with PBF Energy and our Third A&R Services Agreement with PBF Energy provides that our counterparty to such agreement may suspend, reduce or terminate its obligations to us, including the requirement to pay the fees associated with the applicable minimum volume commitments, if certain events occur, including (i) a material breach of the agreement by us, (ii) PBF Energy deciding to permanently or indefinitely suspend crude oil refining operations at its Delaware City refinery, in the case of the DCR Terminaling Agreement, the West Ladder Rack Terminaling Services Agreement, the Delaware Pipeline Services Agreement and the Delaware City Truck Loading Services Agreement, or its Toledo refinery, in the case of the Toledo Terminaling Agreement and the Toledo Storage Facility Storage and Terminaling Services Agreement (after the second anniversary of the closing of the Offering) or (iii) the occurrence of certain force majeure events that would prevent us or PBF Energy from performing our or its obligations under the applicable agreement (in the case of PBF Energy, or with respect to the Third A&R Services Agreement, us). In such circumstances, PBF Energy has the discretion to decide to suspend, reduce or terminate its obligations notwithstanding the fact that its decision may significantly and adversely affect us. For instance, under each of our commercial agreements with PBF Energy, if, at any time after the second anniversary of the closing of the Offering, PBF Energy decides to permanently or indefinitely suspend refining operations at the refinery served under the applicable agreement for a period that will continue for at least twelve consecutive months, then it may terminate the agreement on no less than twelve months’ prior written notice to us. Furthermore, under such agreements, PBF Energy has the right, commencing two years after the Offering, to suspend or reduce its obligations at the refinery served under the applicable agreement for the duration of a force majeure event affecting its assets with respect to any affected services, and may terminate the agreements with respect to such services if the force majeure event lasts in excess of twelve months. In addition, if the force majeure event occurs on our assets at any time, PBF Energy has the right to suspend or reduce its obligations for the duration of the force majeure event with respect to any affected services. As defined in our commercial agreements with PBF Energy, force majeure events include any acts or occurrences that prevent services from being performed either by us or PBF Energy under the applicable agreement, such as:

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
In addition to such market conditions, there are long-term factors that may impact the supply and demand of refined products in the United States, including:

•	changes in capacity and utilization rates of refineries worldwide;

•	increased fuel efficiency standards for vehicles, including greater acceptance of electric and alternative fuel vehicles;

•	development and marketing of alternative and competing fuels, such as ethanol and biodiesel;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to renewable fuel content;

•	potential and enacted climate change legislation;

•	the Environmental Protection Agency (EPA) regulation of greenhouse gas emissions under the Clean Air Act (the "CAA");

•	the impact from the recent repeal of the U.S. crude oil export ban; and

•	other U.S. government regulations.
A significant portion of PBF Energy’s profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been less expensive than benchmark crude oils, such as the heavy, sour crude oils processed at the Delaware City and Paulsboro refineries and the WTI based crude oils processed at the Toledo refinery. These crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on PBF Energy’s earnings. PBF Energy’s rail investment and strategy to acquire cost advantaged Midcontinent and Canadian crude oil, which are priced based on WTI, could be adversely affected by changes in crude oil markets, including if the WTI-Brent differential narrows further from recent levels. For example, the WTI/WCS differential, a proxy for the difference between light U.S. and heavy Canadian crudes, has decreased from $19.45 per barrel in 2014 to $11.87 per barrel for the year ended December 31, 2015. The narrowing of this light-heavy differential may reduce PBF Energy’s refining margins and adversely affect its profitability and earnings. In addition, while PBF Energy’s Toledo refinery benefits from a widening of the Dated Brent/WTI differential, a narrowing of this differential may result in PBF Energy’s Toledo refinery losing a portion of its crude oil price advantage over certain of its competitors, which could negatively impact our profitability. Divergent views have been expressed as to the expected magnitude of changes to these crude oil differentials in future periods, including some analysts that currently expect the recent convergence of these crude oil differentials to persist in upcoming periods. Any further narrowing of these differentials could have a material adverse effect on PBF Energy’s and our business and profitability.
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
We are substantially dependent on PBF Energy’s refineries, particularly its Delaware City and Toledo refineries.
Historically, all of our revenues has been derived from PBF Energy. In addition, subsequent to the consummation of the Plains Asset Purchase, we expect the majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries, particularly its Delaware City and Toledo refineries. PBF Energy’s refineries have similar throughput capacity, however, favorable market conditions due to, among other things, geographic location, crude oil and refined product slates and customer demand may cause an individual refinery to contribute more significantly to its earnings than others for a period of time. As a result, if there was a significant disruption to operations at such a refinery, PBF Energy’s earnings could be materially adversely affected (to the extent not recoverable through insurance) disproportionately to such refinery’s portion of its consolidated throughput. Any prolonged disruption to the operations of such a refinery, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons or decrease in demand for refined products from PBF Energy’s refineries, could have a material adverse effect on PBF Energy’s business, financial condition or results of operations. If this occurs, our revenue would likely decline, and we may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution.
Our substantial dependence on PBF Energy’s Delaware City and Toledo refineries as well as the lack of diversification of our assets and geographic locations could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
We currently rely exclusively on the revenues derived from operations supporting PBF Energy’s Delaware City and Toledo refineries. Any event that renders either refinery temporarily or permanently unavailable or that temporarily or permanently reduces rates at either refinery could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
We rely on revenues generated from our transportation, terminaling and storage operations that are located in Toledo, Ohio, and Delaware City, Delaware. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of one or more commercial agreements in the impacted geographic area. In addition, during a refinery turnaround, we expect that PBF Energy may only satisfy its minimum volume commitments with respect to our assets that serve such refinery.
Our ability to expand may be limited if PBF Energy’s business does not grow as expected.
Part of our growth strategy depends on the growth of PBF Energy’s business. We believe our growth will be driven in part by identifying and executing organic expansion projects that will result in increased throughput volumes from PBF Energy and third parties. Our prospects for organic growth currently include projects that we expect PBF Energy to undertake, and that we expect to have an opportunity to purchase from PBF Energy. In addition, our organic growth opportunities will be limited if PBF Energy is unable to successfully acquire new assets for which our execution of organic projects is needed. Additionally, if PBF Energy focuses on other growth areas or does not make capital expenditures to fund the organic growth of its logistics operations, we may not be able to fully execute our growth strategy.
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
In addition, with respect to our facilities collocated at a PBF Energy refinery, our ability to obtain third-party customers will be partially dependent on our ability to make connections to third-party facilities and pipelines. If we do not or are unable to make connections to third-party facilities and pipelines, the throughput at our facilities may be limited to the demand from PBF Energy’s refineries. Furthermore, to the extent that we have capacity at our products terminals available for third-party volumes, competition from other existing or future products terminals owned by our competitors may limit our ability to utilize this available capacity.

We can provide no assurance that we will be able to attract material third-party revenues to our existing or future products terminals. Our efforts to establish our reputation and attract new unaffiliated customers may be adversely affected by our relationship with PBF Energy and our desire to provide services pursuant to fee-based contracts. Our potential third-party customers may prefer to obtain services under contracts through which we could be required to assume direct commodity exposure.
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
PBF Energy has a significant amount of debt. As of December 31, 2015, PBF Energy had total debt of $1,881.6 million, excluding debt issuance costs, all of which is secured. In addition to its outstanding debt, as of December 31, 2015, PBF Energy could have incurred an additional approximately $980.0 million of senior secured indebtedness under its existing debt agreements. PBF Energy’s significant level of debt could increase its and our vulnerability to general adverse economic and industry conditions and require PBF Energy to dedicate a substantial portion of its cash flow from operations to service its debt and lease obligations, thereby reducing the availability of its cash flow to fund its growth strategy, including capital expenditures, acquisitions and other business opportunities. Furthermore, a higher level of indebtedness at PBF Energy increases the risk that it may default on its obligations, including under its commercial agreements with us. The covenants contained in the agreements governing PBF Energy’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, PBF Energy’s indebtedness requires that any transactions PBF Energy enters into with us must be on terms no less favorable to PBF Energy than those that could have been obtained with an unrelated person.
PBF Energy’s corporate rating is BB and its senior secured debt is rated BBB- by Standard & Poor’s Rating Services. Our credit rating may be adversely affected by the leverage or any change in the credit rating of PBF Energy, or its subsidiaries, or of the debt held by such entities, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. may consider the leverage and credit profile of PBF Energy and its affiliates because of their ownership interest in and control of us and because PBF Energy currently accounts for all of our revenues. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make cash distributions to our unitholders.

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
PBF LLC has obligations to make tax distributions to the members of PBF LLC and these amounts could be material. PBF Energy has obligations to make certain payments under its tax receivable agreement to the current and former members of PBF LLC other than PBF Energy, and the amounts PBF Energy has to pay could be significant and, in certain cases, may be accelerated and/or significantly exceed the actual benefits realized by PBF Energy.
PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, prorated in accordance with their respective percentage interests, subject to the terms and conditions of its limited liability company agreement. These amounts could be material to PBF LLC. PBF Energy is also party to a tax receivable agreement that provides for the payment from time to time by PBF Energy to the current and former members of PBF LLC other than PBF Energy of 85% of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) the increases in tax basis resulting from its acquisitions of PBF LLC Series A Units, and (ii) certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The payments that PBF Energy may make under the tax receivable agreement will be substantial and there may be a material negative effect on PBF Energy’s liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the tax receivable agreement exceed the actual benefits it realizes in respect of the tax attributes subject to the tax receivable agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy, after it has paid its taxes and other obligations, to make payments under the tax receivable agreement. In addition, in certain cases, payments owed by PBF Energy under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits it realizes. PBF Energy’s payment obligations under the tax receivable agreement are PBF Energy’s obligation and not obligations of PBFX or any other subsidiary of PBF Energy. However, PBF Energy may not be able to finance its obligations under the tax receivable agreement and its existing indebtedness may limit its subsidiaries’ ability to make distributions to it to pay these obligations. These provisions could materially adversely affect PBF Energy and its ability to meet its obligations to us.
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
Our logistics operations are subject to all of the risks and operational hazards inherent in receiving, handling, storing and transferring crude oil and refined products, including:

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
The Third A&R Omnibus Agreement provides us with a right of first offer for a period of 10 years after the closing of the Offering on certain of PBF Energy’s existing logistics assets and certain assets that it may acquire or construct in the future, subject to certain exceptions. The consummation and timing of any future acquisitions pursuant to this right will depend upon, among other things, PBF Energy’s willingness to offer subject assets for sale and obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and PBF Energy is under no obligation to accept any offer that we may choose to make. In addition, certain of the right of first offer assets may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, the Third A&R Omnibus Agreement and our right of first offer may be terminated by PBF Energy at any time in the event that PBF LLC or its affiliates no longer controls our general partner. Please read Item 1. “Business—Agreements with PBF Energy—Omnibus Agreement.”

Our purchase option under certain circumstances to acquire and our right to use certain of PBF Energy’s existing assets is subject to risks and uncertainty, and ultimately we may not acquire or have a right to use any of those assets.
Our commercial agreements provide us with options to purchase and use certain assets at PBF Energy’s Delaware City and Toledo refineries related to our business in the event PBF Energy shuts down either the Delaware City refinery in the case of the DCR Terminaling Agreement, the West Ladder Rack Terminaling Services Agreement, the Delaware Pipeline Services Agreement and Delaware City Truck Loading Services Agreement, or the Toledo refinery, in the case of the Toledo Terminaling Agreement and the Toledo Storage Facility Storage and Terminaling Services Agreement. In the event PBF Energy shuts down either refinery and our option becomes exercisable, the consummation and timing of any future acquisitions pursuant to our purchase option will depend upon, among other things, our ability to obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to this purchase option. In addition, certain of the assets covered by this purchase option and our right of use may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise this purchase option if PBF Energy permanently shuts down the Delaware City refinery or the Toledo refinery, or to exercise our right of use if and when we have capacity in excess of PBF Energy’s throughput volumes, as applicable, and our decision to exercise any purchase options or right of use will not be subject to unitholder approval. Please read Item 1. “Business—Agreements with PBF Energy—Commercial Agreements.”
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
From time to time, we expect to evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions, including drop-down transactions from PBF Energy, may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions.
Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.
A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets. We have no material commitments for expansion or construction projects as of December 31, 2015. The construction of a pipeline or terminal or the expansion of our existing terminals involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these types of projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. Even if we receive such commitments, we may not realize an increase in revenue for an extended period of time. For instance, if we build a pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in production in a region or gain access to crude oil supplies at lower costs and such growth or access may not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.
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
The growth in production of crude oil from shale formations in recent years may not continue and may decline due to the commodity price environment as well as other factors such as rates due to the uncertainty associated with legislative initiatives restricting such production and the economic viability of such formation.
Hydraulic fracturing generally involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. The proliferation of hydraulic fracturing has led to a marked growth in production of crude oil in the U.S. However, various federal and state legislative and regulatory initiatives have been undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. In addition, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program and has begun the process of drafting guidance documents related to this assertion of regulatory authority. Further, some states and municipalities have adopted, and other states and municipalities are considering adopting, regulations that could prohibit hydraulic fracturing in certain areas or impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be.
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

Investigations into past rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. The Secretary of Transportation issued an Emergency Restriction/Prohibition Order (the “Order”) that was later amended and restated on March 6, 2014 governing shipments of petroleum crude oil offered in transportation by rail. The Order requires shippers to properly test and classify petroleum crude oil and further requires shippers to treat Class 3 petroleum crude oil transported by rail in tank cars as a Packing Group I or II hazardous material only. To the extent that the Order is applicable, we believe our and PBF Energy’s operations already comply with it and that the Order will not have a material impact on our cash flows. Subsequently, on May 7, 2014, the DOT issued a Safety Advisory warning rail shippers and carriers against the use of older design “111” rail cars for shipments of crude oil from the Bakken region. We do not expect this Safety Advisory will affect our operations because all of the rail cars utilized by PBF Energy in crude oil service are the newer designed “CPC-1232” rail cars. Also on May 7, 2014, the DOT issued an order requiring rail carriers to provide certain notifications to State agencies along routes utilized by trains over a certain length carrying crude oil. The required notifications do not affect our unloading operations. In addition, in November 2014, the DOT issued a final rule regarding safety training standards under the Rail Safety Improvement Act of 2008. The rule required each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews. Recently, on May 1, 2015 the Pipeline and Hazardous Materials Safety Administration and the Federal Railroad Administration issued new final rules for enhanced tank car standards and operational controls for high-hazard flammable trains. While these new rules have just been issued and both we and PBF Energy are still evaluating the impact of these new rules, we do not believe the new rules will have a material impact on our operations or financial position and we understand that PBF Energy believes it will be able to comply with the new rules without a material impact. If further changes in law, regulations or industry standards occur that result in requirements to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to PBF Energy’s or subsequently to third party refineries, our revenues could decline, which would have a material adverse effect on our financial condition, results of operations, cash flows and our ability to service our indebtedness.
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
Furthermore, PBF Energy’s Delaware City refinery and our DCR Rail Terminal are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act and closely monitored by environmental interest groups. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively, the “Appellants”) regarding a permit DCR obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the “EAB”) and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State filed cross-appeals. Briefs were filed in this appeal and oral arguments were held in the first quarter of 2015. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs were submitted. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants’ appeals. The Appellants appealed to the Delaware Supreme Court, and, on November 5, 2015, the Supreme Court affirmed the Superior Court decision.
Regulation of emissions of greenhouse gases could force us to incur increased capital and operating costs and could have a material adverse effect on our results of operations and financial condition.
Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases ("GHGs"), such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA is taking steps to regulate GHGs under the existing federal CAA. The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards. Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.
Climate change could have a material adverse impact on our operations and adversely affect our facilities.
Some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. We believe the issue of climate change will likely continue to receive scientific and political attention, with the potential for further laws and regulations that could materially adversely affect our ongoing operations.
In addition, as many of our facilities are located near coastal areas, rising sea levels may disrupt our ability to operate those facilities or transport crude oil and refined petroleum products. Extended periods of such disruption could have an adverse effect on our results of operation. We could also incur substantial costs to protect or repair these facilities.
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
As of December 31, 2015, PBF Energy’s Delaware City and Toledo refineries had hourly employees which are covered by a collective bargaining agreement through the United Steel Workers (USW) expiring in February 2018. Similarly, at the Paulsboro refinery hourly employees are represented by the Independent Oil Workers and covered by a collective bargaining agreement scheduled to expire in March 2018. At the Chalmette refinery, hourly employees are represented by the USW under a contract scheduled to expire in January 2019. Future negotiations after 2018 may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at our facilities.
Our operations could be disrupted if our or PBF Energy’s information systems fail, causing increased expenses and loss of sales.
Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including such systems of PBF Energy that we utilize pursuant to the omnibus agreement. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system were to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be adversely affected. The systems could be damaged or interrupted by a security breach, fire, flood, power loss, telecommunications failure or similar event. A formal disaster recovery plan is in place, but this plan may not prevent delays or other complications that could arise from an information systems failure. Further, our business interruption insurance may not compensate us adequately for losses that may occur.
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
Risks Related to Our Indebtedness
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
In addition, the amount of cash we have available for distribution does not depend solely on profitability, which may be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses for financial accounting purposes, and we may not make cash distributions during periods when we record net income for financial accounting purposes.
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
As of December 31, 2015, we have $24.5 million of borrowings and $2.0 million of letters of credit outstanding under our Revolving Credit Facility, $234.2 million outstanding under our Term Loan (all of which is fully cash collateralized at all times by cash or U.S. treasury securities), $350.0 million of unsecured indebtedness consisting of the 2023 Notes, and an additional $298.5 million of total unused borrowing capacity under the Revolving Credit Facility. Our level of indebtedness could have important consequences to us, including the following:

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
We have sold, and expect to continue to sell, our U.S. Treasury or other investment grade securities currently used to secure our obligations under the Term Loan over time to fund our capital expenditures, and immediately prior to selling such securities, we expect to continue to repay an equal amount of Term Loan borrowings with borrowings under our Revolving Credit Facility. We may also rely on external sources including other borrowings under our Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion. During the year-ended December 31, 2015, we borrowed an additional $24.5 million under our Revolving Credit Facility to partially fund the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $0.7 million of our Term Loan in order to release the $0.7 million in marketable securities to fund capital expenditures and acquisitions. We also issued $350.0 million in aggregate principal amount of the 2023 Notes to pay $88.0 million of the cash consideration due in connection with the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $255.0 million of outstanding indebtedness under the Revolving Credit Facility.
Any borrowings and letters of credit issued under our Revolving Credit Facility will be secured, and as a result, effectively senior to the 2023 Notes and the guarantees of the 2023 Notes by the guarantors, to the extent of the value of the collateral securing that indebtedness. The Term Loan is also fully cash collateralized at all times by cash, U.S. Treasuries or other investment grade securities. In addition, the holders of any future debt we may incur that ranks equally with the 2023 Notes will be entitled to share ratably with the holders of the 2023 Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us. This may have the effect of reducing the amount of proceeds paid to holders of the 2023 Notes in such events.
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
Available cash generally means, for any quarter, all cash on hand at the end of that quarter:

•	less, the amount of cash reserves established by our general partner to:

•	provide for the proper conduct of our business (including cash reserves for our future capital expenditures and anticipated future debt service requirements subsequent to that quarter);

•	comply with applicable law, any of our debt instruments or other agreements; or

•
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
As a result, we do not accumulate significant amounts of cash and thus do not have the same flexibility as corporations or other entities that do not pay dividends or have complete flexibility regarding the amounts they will distribute to their equity holders. The timing and amount of our distributions could significantly reduce the cash available to pay the principal, premium (if any) and interest on the 2023 Notes. The board of directors of our general partner will determine the amount and timing of such distributions and has broad discretion to establish and make additions to our reserves or the reserves of our operating subsidiaries as it determines are necessary or appropriate.
Although our payment obligations to our unitholders are subordinate to our payment obligations with respect to the 2023 Notes, the value of our units will decrease in correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may not be able to issue equity to recapitalize.
Payment of principal and interest on the 2023 Notes is effectively subordinated to our senior secured debt to the extent of the value of the assets securing the debt and structurally subordinated as to the indebtedness of any of our subsidiaries that do not guarantee the 2023 Notes.
The 2023 Notes are our senior unsecured debt and are rank equally in right of payment with all of our other existing and future unsubordinated debt. The 2023 Notes are effectively junior to all our existing and future secured debt, including our Revolving Credit Facility and Term Loan, to the extent of the value of the assets securing the debt, to any debt of our future subsidiaries that do not guarantee the 2023 Notes and to the existing and future secured debt of any subsidiaries that guarantee the 2023 Notes to the extent of the value of the assets securing the debt. Holders of our secured obligations, including obligations under our Revolving Credit Facility and Term Loan, will have claims that are prior to claims of holders of the 2023 Notes with respect to the assets securing those obligations. In the event of liquidation, dissolution, reorganization, bankruptcy or any similar proceeding, our assets and those of our subsidiaries will be available to pay obligations on the 2023 Notes and the guarantees only after holders of our senior secured debt have been paid the value of the assets securing such debt.
In addition, although all of our existing subsidiaries, other than PBF Logistics Finance Corporation, initially guarantee the 2023 Notes, in the future, under certain circumstances, the guarantees are subject to release and we may have subsidiaries that are not guarantors. In that case, the 2023 Notes would be structurally junior to the claims of all creditors, including trade creditors and tort claimants, of our subsidiaries that are not guarantors. In the event of the liquidation, dissolution, reorganization, bankruptcy or similar proceeding of the business of a subsidiary that is not a guarantor, creditors of that subsidiary would generally have the right to be paid in full before any distribution is made to us or the holders of the 2023 Notes. Accordingly, there may not be sufficient funds remaining to pay amounts due on all or any of the 2023 Notes.
Further, although PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, under the terms of such guarantee, PBF LLC will generally not have any obligation to make principal payments with respect to the 2023 Notes unless and until all remedies, including in the context of bankruptcy proceedings, have first been fully exhausted against us with respect to such payment obligations, and holders of the 2023 Notes are still owed amounts in respect of the principal of the 2023 Notes. In addition, PBF LLC is not be subject to any of the covenants under the indenture governing the 2023 Notes.
The subsidiary guarantees of the 2023 Notes could be deemed fraudulent conveyances under certain circumstances, and a court may try to subordinate or void the subsidiary guarantees.
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
Many of the covenants in the 2023 Notes indenture will terminate if the 2023 Notes are rated investment grade by Moody’s and Standard & Poor’s.
Many of the covenants in the indenture governing the 2023 Notes will terminate if the 2023 Notes are rated investment grade by Moody’s and Standard & Poor’s, provided at such time no default under the indenture has occurred and is continuing. These covenants restrict, among other things, our ability to pay distributions, incur debt, and to enter into certain other transactions. There can be no assurance that the 2023 Notes will ever be rated investment grade, or that if they are rated investment grade, that the 2023 Notes will maintain these ratings. However, termination of these covenants would allow us to engage in certain transactions that would not be permitted while these covenants were in force.
Our Plains Asset Purchase may not close when we expect, or at all.
The consummation of the Plains Assets Purchase is subject to satisfaction of customary closing conditions. If these conditions are not satisfied or waived, the acquisition will not be consummated. There can be no assurance that we will complete the Plains Assets Purchase on the timeframe that we anticipate or under the terms set forth in the purchase agreement, or at all. Failure to complete the Plains Assets Purchase or any delays in completing such acquisition could have an adverse impact on our future business and operations. In addition, we will have incurred significant acquisition-related expenses without realizing the expected benefits.
Failure to successfully combine our business with the assets to be acquired in the Plains Asset Purchase, or an inaccurate estimate by us of the benefits to be realized from the Plains Asset Purchase, may adversely affect our future results.
The Plains Assets Purchase involves potential risks, including:

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
The expected benefits from the Plains Assets Purchase also may not be realized if we fail to identify operating problems or liabilities associated with the related assets prior to closing. If we consummate the Plains Assets Purchase and if any of these risks or unanticipated liabilities or costs were to materialize, any desired benefits of the Plains Assets Purchase may not be fully realized, if at all, and our future financial performance, results of operations and cash available to service our indebtedness could be negatively impacted.
In addition, we will be required to incur additional indebtedness to finance the pending acquisition. The increased indebtedness may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. The failure to successfully acquire and/or integrate the pending acquisition could adversely impact our unit price and future business and operations.
In connection with our pending acquisition, we did not at the time we entered into the purchase agreement have access to the type of historical financial information that we will require regarding the prior operation of the related assets. As a result, it may be difficult for investors to evaluate the probable impact of the Plains Asset Purchase on our financial performance until we have operated the acquired assets for a substantial period of time.

The trading price of our common units may be adversely affected if we are unable to consummate the Plains Asset Purchase.
If the pending acquisition is not completed for any reason, the trading price of our common units may decline to the extent that the market price of such securities reflects positive market assumptions that the pending acquisition will be completed and the related benefits will be realized. We may also be subject to additional risks if the pending acquisition is not completed, including:

•	significant costs related to the transaction, such as legal, accounting, filing, financial advisory, and integration costs that have already been incurred or will continue up to closing;

•	the market price of our common units could decline as a result of further sales of our common units in the market or the perception that these sales could occur; and

•	potential disruption to our business and distraction of our workforce and management team.

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

PBF Energy may compete with us.
PBF Energy may compete with us. Under the Third A&R Omnibus Agreement, PBF Energy and its affiliates agree not to engage in, whether by acquisition or otherwise, the business of owning or operating any crude oil or refined products pipelines, terminals or storage facilities in the United States that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by PBF Energy. This restriction, however, does not apply to:

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
The market price of our common units may decline and will likely continue to be influenced by many factors, some of which are beyond our control, including:

•	the level of our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions, including interest rates and governmental policies impacting interest rates;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts; and

•	future sales of our common units.
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

◦	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

◦	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;

◦	determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

◦
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
Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including PBF Energy, for costs and expenses they incur and payments they make on our behalf. Prior to making distributions, we will pay our general partner and its affiliates an annual fee for the provision of centralized administrative services and employees and reimburse our general partner and its affiliates for direct or allocated costs and expenses incurred on our behalf pursuant to the Third A&R Omnibus Agreement, which we currently estimate will total approximately $4.85 million annually. In addition, prior to making distributions, we will pay an annual fee of $4.5 million to PBF Energy for the provision of certain utilities and other infrastructure-related services with respect to our business pursuant to the Third A&R Services Agreement. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. Rather, the board of directors of our general partner will be appointed by PBF Energy. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.
Even if holders of our common units are dissatisfied, they cannot currently remove our general partner without its consent.
Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates, including PBF Energy, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. PBF Energy currently indirectly own 53.7% of our outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of unitholder dissatisfaction with the performance of our general partner in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.
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
PBF Energy holds 2,572,944 common units and 15,886,553 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. In addition, we have agreed to provide PBF Energy with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
If at any time PBF Energy and its controlled affiliates own more than 80% of our common units, PBF Energy will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. PBF Energy owns approximately 13.9% of our outstanding common units and at the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), PBF Energy will own approximately 53.7% of our outstanding common units.
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

In the event of a reset of the minimum quarterly distribution and the target distribution levels, the holders of the incentive distribution rights will be entitled to receive, in the aggregate, the number of common units equal to that number of common units which would have entitled the holders to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions on the incentive distribution rights in the prior two quarters. We anticipate that PBF LLC would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not otherwise be sufficiently accretive to cash distributions per common unit. It is possible, however, that PBF LLC or a transferee could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may therefore desire to be issued common units rather than retain the right to receive incentive distribution payments based on target distribution levels that are less certain to be achieved in the then-current business environment. This risk could be elevated if our incentive distribution rights have been transferred to a third-party. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued common units to the holders of the IDRs in connection with resetting the target distribution levels.
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
In general, public companies are required to disclose changes made in their internal control over financial reporting on a quarterly basis and to assess the effectiveness of their system of internal control over financial reporting on an annual basis. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and reduced disclosure obligations regarding executive compensation in our periodic reports. We will remain an emerging growth company for up to five years. Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”), but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404. For example, Section 404 will require us, among other things, to annually review and report on the effectiveness of our internal control over financial reporting. Since the fiscal year ended December 31, 2014, we have complied with Section 404 (except for the requirement for an auditor’s attestation report). Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Even if we conclude that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to the operating effectiveness of our internal controls or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.
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
Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. Further, the U.S. Treasury Department and the IRS have issued proposed regulations interpreting the scope of the qualifying income requirement for publicly traded partnerships by providing industry-specific guidance with respect to activities that will generate qualifying income. The proposed regulations, once issued in final form, may change interpretations of the current law relating to the characterization of income as qualifying income and could modify the amount of our gross income we are able to treat as qualifying income for purposes of the qualifying income requirement. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
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

Recently enacted legislation, applicable to partnership tax years beginning after 2017, alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under the new rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.
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
We will prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although recently issued final Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, these regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax adviser to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.
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
We will be considered to have “constructively” terminated as a partnership for U.S. federal income tax purposes upon the sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of measuring whether the 50% threshold is reached, multiple sales of the same unit are counted only once. PBF LLC owns more than 50% or more of the total interests in our capital and profits. Therefore, a transfer of all or a portion of its interests in us could result in a termination of our partnership for federal income tax purposes. Further, PBF LLC is also a partnership for federal income tax purposes and a constructive termination of it would be considered an exchange of its entire interest in us. Therefore, a constructive termination of PBF LLC could also result in a termination of our partnership for federal income tax purposes. Our constructive termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in such unitholder’s taxable income for the year of termination. Our termination would not affect our classification as a partnership for U.S. federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.
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

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UNIT PRICE AND CASH DISTRIBUTIONS
On May 8, 2014, our common units began trading on the NYSE under the symbol “PBFX.” On May 14, 2014, we completed the Offering of 15,812,500 common units to the public at a price of $23.00 per unit, which included a 2,062,500 common unit over-allotment option that was fully exercised by the underwriters. Prior to the Offering, there was no public market for our stock. There were five holders of record of our 15,924,676 outstanding common units held by the public, including common units held in street name as of February 17, 2016. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 17, 2016, PBF Energy owned 2,572,944 of our common units and 15,886,553 of our subordinated units, which together constitutes a 53.7% ownership interest in us.
The following table reflects intraday high and low sales prices per common unit and cash distributions declared to unitholders for each quarter starting May 8, 2014, the date on which our common units began trading on the NYSE:

	Common Unit Price		Quarterly Cash Distribution Per Unit*
	High	Low
2015:
First Quarter ended March 31, 2015	$25.75	$19.76	$0.35
Second Quarter ended June 30, 2015	$25.29	$21.24	$0.37
Third Quarter ended September 30, 2015	$24.35	$16.25	$0.39
Fourth Quarter ended December 31, 2015	$22.25	$17.19	$0.41

2014:
Second Quarter ended June 30, 2014	$29.70	$26.50	$0.16
Third Quarter ended September 30, 2014	$27.91	$21.12	$0.30
Fourth Quarter ended December 31, 2014	$26.06	$18.50	$0.33

*Represents cash distribution attributable to the quarter and declared and paid on or about the last day of each of February, May, August and November, pursuant to our partnership agreement. The quarterly cash distribution per unit for the second quarter of 2014 was pro-rated for the period from May 14, 2014 through June 30, 2014.

Distributions of Available Cash
General
Our partnership agreement requires that, on or about the last day of each of February, May, August and November, we distribute all of our available cash to unitholders of record on the applicable record date.
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
Intent to Distribute the Minimum Quarterly Distribution
We have made and intend to continue to make a minimum quarterly distribution to the holders of our common units and subordinated units of at least $0.30 per unit, or $1.20 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, we have no obligation to, and there is no guarantee that we will pay the minimum quarterly distribution or any amount on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.
General Partner Interest
Our general partner owns a noneconomic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may in the future own common units or other equity securities in us and will be entitled to receive distributions on any such interests.

Incentive Distribution Rights
PBF LLC currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to PBF on its partner interest. The maximum distribution of 50.0% does not include any distributions that PBF LLC may receive on common units or subordinated units that it owns. PBFX made IDR payments of $0.5 million to PBF LLC based on its distributions for the year ended December 31, 2015.

Percentage Allocations of Available Cash from Operating Surplus
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and PBF LLC (in its capacity as the holder of the IDRs) based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of PBF LLC and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for PBFX’s unitholders and PBF LLC for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for PBF LLC assume that there are no arrearages on common units and that PBF LLC continues to own all of the IDRs.

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

UNREGISTERED SALE OF EQUITY SECURITIES
As described elsewhere in this Form 10-K and in the Partnership’s Current Report on Form 8-K filed with the SEC on May 18, 2015, the Partnership issued 1,288,420 common units to PBF LLC, as part of the consideration for the Delaware City Product Pipeline and Truck Rack Acquisition on May 14, 2015. The issuance of common units was completed in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2), as a transaction by an issuer not involving a public offering. See Note 4 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for more information.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data as of and for each of the four years in the period ended December 31, 2015, which is derived from the combined financial results of our Predecessor for periods presented through May 13, 2014, and the consolidated financial results of PBFX for the period beginning May 14, 2014, the date PBFX commenced operations. Our Predecessor includes the financial results of the DCR Rail Terminal and the Toledo Truck Terminal, which are collectively referred to as the IPO Assets, acquired from PBF Energy and its subsidiaries in connection with the Offering through May 14, 2014. In addition, all financial information has been retrospectively adjusted for the Acquisitions from PBF as noted below.

PBFX acquired from PBF LLC the DCR West Rack and the Toledo Storage Facility in 2014 and the Delaware City Products Pipeline and Truck Rack in 2015. Both the 2014 and 2015 acquisitions were transfers between entities under common control. Accordingly, the financial information of our Predecessor and PBFX contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from PBF prior to the effective date of each acquisition for all periods presented. Net loss attributable to the DCR West Rack, Toledo Storage Facility and Delaware City Products Pipeline and Truck Rack prior to their respective acquisition effective dates were allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss), therefore there is no retrospective adjustment to net income per unit.

With the exception of pipeline revenue generated by the Delaware City Products Pipeline, our Predecessor generally recognized only the costs and did not record revenue for transactions with PBF Energy prior to the Offering and the Acquisitions from PBF. Affiliate revenues have been recorded for all of our assets subsequent to the commencement of the commercial agreements with PBF Energy upon completion of the Offering and the Acquisitions from PBF. As a result, the information included in the following tables is not necessarily comparable on a year-over-year basis. See “Factors Affecting the Comparability of Our Financial Results” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 63 for further information and our consolidated financial statements and the related notes thereto, included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2015	2014 (a)	2013	2012
			Predecessor	Predecessor
	(Dollars in thousands, except units and per unit amounts)
Statement of operations data:
Total Revenues (b)	$142,102	$59,403	$8,513	$7,300
Net Income (Loss)	75,122	17,842	(14,402)	(6,415)
Income (loss) attributable to Predecessor	1,274	(12,122)	(14,402)	(6,415)
Net income attributable to the Partnership	$73,848	$29,964	$—	$—

Net income per limited partner unit (c):
Common units - basic	$2.18	$0.94	N/A	N/A
Common units - diluted	$2.18	$0.94	N/A	N/A
Subordinated units - basic and diluted	$2.18	$0.93	N/A	N/A

Weighted-average limited partner units outstanding (c):
Common units - public (basic)	15,856,217	15,812,500	N/A	N/A
Common units - public (diluted)	15,856,217	15,814,525	N/A	N/A
Common units - PBF (basic and diluted)	2,099,935	355,302	N/A	N/A
Subordinated units - PBF (basic and diluted)	15,886,553	15,886,553	N/A	N/A
Cash distribution per unit	$1.52	$0.79	N/A	N/A

Balance Sheet Data (at period end):
Total assets	$422,902	$407,989	$102,030	$61,651
Debt	599,635	507,848	—	—

Cash Flows From (Used In):
Operating activities	$78,546	$12,887	$(10,697)	$(4,396)
Investing activities	(1,349)	(282,734)	(47,192)	(24,712)
Financing activities	(72,684)	283,937	57,940	29,117
Increase in cash and cash equivalents	$4,513	$14,090	$51	$9

Capital expenditures (d):
Expansion	$220	$43,520	$45,288	$23,118
Maintenance	1,826	4,285	1,904	1,594
Total Capital Expenditures	$2,046	$47,805	$47,192	$24,712
____________________

(a)
The information presented includes the results of operations of our Predecessor for periods presented through May 13, 2014 and of PBFX for the period beginning May 14, 2014, the date PBFX commenced operations.

(b)
Our Predecessor did not record revenue for transactions with PBF Energy for the IPO Assets prior to the Offering on May 14, 2014 or for the DCR West Rack, Toledo Storage Facility or Delaware City Truck Rack acquired in the Acquisitions from PBF prior to the effective date of each acquisition.

(c)	Information is not applicable for the periods prior to the Offering.

(d)
Expansion capital expenditures include acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term. Maintenance capital expenditures include expenditures required to maintain equipment, ensure the reliability, integrity and safety of our tankage and pipelines and address environmental regulations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information presented in this Form 10-K contains the audited combined financial results of our Predecessor, for periods presented through May 13, 2014. The financial information for our Predecessor includes the financial results of the IPO Assets acquired from PBF LLC after the closing of the Offering. The audited consolidated financial results for the years ended December 31, 2014 also include the results of operations for PBFX for the period beginning May 14, 2014, the date PBFX commenced operations.
The Acquisitions from PBF were transfers between entities under common control. Accordingly, the financial information of our Predecessor and PBFX contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from PBF prior to the effective date of each acquisition for all periods presented.
With the exception of pipeline revenue generated by the Delaware City Products Pipeline, our Predecessor generally recognized only the costs and did not record revenue for transactions with PBF Energy prior to the Offering and the Acquisitions from PBF. Affiliate revenues have been recorded for all of our assets in the Transportation and Terminaling and Storage segments subsequent to the commencement of the commercial agreements with PBF Energy upon completion of the Offering and Acquisitions from PBF. See “Item 6. Selected Financial Data” and “Factors Affecting the Comparability of Our Financial Results” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 63 for further information. See “—Overview” for further information regarding the Acquisitions from PBF.
The following information concerning our results of operations and financial condition should be read in conjunction with “Items 1. 1A. and 2. Business, Risk Factors, and Properties,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data,” respectively, included in this Form 10-K.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. All forward-looking information in this Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

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

•	our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty;

•	holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors;

•	our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity level taxation by individual states;

•	changes at any time (including on a retroactive basis) in the tax treatment of publicly traded partnerships or an investment in our common units;

•	our unitholders will be required to pay taxes on their share of our taxable income even if they do not receive any cash distributions from us;

•	our ability to consummate the Plains Asset Purchase, the timing for the closing of such purchase and our plans for financing such purchase;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Form 10-K.
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

Overview

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. On May 14, 2014, PBFX completed the Offering of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters’ over-allotment option). PBF Logistics GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and as of December 31, 2015 owned 95.1% of the total economic interest in PBF LLC. As of December 31, 2015. PBF LLC held a 53.7% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 46.3% limited partner interest held by public unitholders.

The Partnership includes the assets, liabilities and results of operations of certain crude oil and refined product terminaling and storage assets, previously operated and owned by PBF Holding subsidiaries, DCR, TRC, and PBF Holding’s previously held subsidiary, DPC, which were acquired in a series of transactions during 2014 and 2015.
In connection with the Offering, pursuant to a contribution agreement and conveyance agreement, PBF LLC contributed the IPO Assets. Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to our Predecessor.

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

Effective May 14, 2015, the Partnership also entered into the Contribution Agreement IV with PBF LLC to acquire the Delaware City Products Pipeline, a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd and the Delaware City Truck Rack, a 15-lane, 76,000 bpd capacity truck loading rack utilized to distribute gasoline and distillates. The transaction closed on May 15, 2015.
The financial results presented and related discussion and analysis include the consolidated financial position, results of operations and cash flow information of our Predecessor.
Our Predecessor did not historically operate their assets for the purpose of generating revenues independent of other PBF Energy businesses that we support. Upon closing of the Offering and the Acquisitions from PBF, we entered into fee based commercial and service agreements with subsidiaries of PBF Energy under which we operate the Contributed Assets for the purpose of generating fee based revenues. We receive, handle and transfer crude oil from sources located throughout the United States and Canada and store crude oil, refined products, and intermediates for PBF Energy in support of its refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. The Contributed Assets consist of the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack, which are integral components of the crude oil delivery, product distribution and storage operations at PBF Energy’s refineries.
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

•
Grow Through Acquisitions. We plan to pursue strategic acquisitions of assets from PBF Energy as well as third parties. We believe PBF Energy will offer us opportunities to purchase additional transportation and midstream assets that it may acquire or develop in the future or that it currently owns. We also may have opportunities to pursue the acquisition or development of additional assets jointly with PBF Energy.

•
Seek to Optimize Our Existing Assets and Pursue Third-Party Volumes. We intend to enhance the profitability of our existing and future assets by increasing throughput volumes from PBF Energy, attracting third-party volumes, improving operating efficiencies and managing costs.

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
We believe that the presentation of EBITDA provides useful information to investors in assessing our financial condition and results of operations. We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance and provides investors with an enhanced perspective of the operating performance of our assets and the cash our business is generating. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. EBITDA and distributable cash flows are reconciled to net income (loss) in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.”

Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences in the way our Predecessor historically reported revenues for services provided to PBF Energy and the way we record revenues subsequent to the closing of the Offering and effective date of the Acquisitions from PBF. Our assets have historically been a part of the integrated operations of PBF Energy, and the operation of our assets, did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Prior to August 2013, DPC generated third party revenue by charging fees for transporting refined products pursuant to an agreement with Morgan Stanley Capital Group. Upon termination of this contract, only inter-entity revenue from DCR was recognized.

Following the closing of the Offering and effective dates of the Acquisitions from PBF, revenues are generated from the commercial agreements that we entered into with PBF Holding under which we receive revenues for logistics services. These contracts contain minimum volume commitments and fees that are indexed for inflation.
General and Administrative Expenses. Historically, our general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by PBF Energy for general corporate services, such as treasury, accounting and legal services. These expenses were allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Following the annual increase pursuant to the terms of the Original Omnibus Agreement, as amended by the A&R Omnibus Agreement and the Second A&R Omnibus Agreement, the annual fee PBF Energy charges us was reduced to $2.2 million per year effective as of January 1, 2015. On May 15, 2015, the annual fee was increased to $2.35 million in connection with the Delaware City Products Pipeline and Truck Rack Acquisition. Additionally, we reimburse our general partner and its affiliates, including subsidiaries of PBF Energy, for the salaries and benefits costs of employees who devote more than 50% of their time to us, which is currently estimated to be approximately $2.5 million annually. We also generally expect to incur approximately $4.5 million of incremental annual general and administrative expense as a result of being a publicly traded partnership. For more information about such fees and services, please read “Item 1. Business - Agreements with PBF Energy - Omnibus Agreement.”
Financing. We have made, and intend to make, cash distributions to our unitholders at a minimum distribution rate of $0.30 per unit per quarter ($1.20 per unit on an annualized basis). As a result, we expect to fund future capital expenditures primarily from the sale of U.S. Treasury or other investment grade securities used as collateral to secure obligations under our Term Loan, external sources including borrowings under our Revolving Credit Facility, and issuances of equity and debt securities. In connection with the closing of the Offering, we entered into the Revolving Credit Facility and the Term Loan. In connection with the Acquisitions from PBF and additional capital spending, we amended and restated the terms of our Revolving Credit Facility to increase the maximum availability under the facility from $275.0 million to $325.0 million. On May 12, 2015, the Partnership and its wholly-owned subsidiary PBF Logistics Finance Corporation, closed on the offering of $350.0 million aggregate principal amount of the 2023 Notes. We received net proceeds from the 2023 Notes offering of approximately $343.0 million, after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds to pay $88.0 million of the cash consideration payable by us in the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $255.0 million of the outstanding indebtedness under the Revolving Credit Facility. We also used $20.1 million of cash on hand to pay down the Revolving Credit Facility prior to the completion of the Delaware City Products Pipeline and Truck Rack Acquisition. In addition, in connection with the Delaware City Products Pipeline and Truck Rack Acquisition, we reborrowed $24.5 million under the Revolving Credit Facility to pay the remaining portion of the cash consideration and related transaction costs. At December 31, 2015, we had $24.5 million of borrowings and $2.0 million of letters of credit outstanding under the Revolving Credit Facility, $234.2 million outstanding under the Term Loan and $350.0 million outstanding under the 2023 Notes.

Other Factors That Will Significantly Affect Our Results
Supply and Demand for Crude Oil and Refined Products. We generate revenue by charging fees for receiving and handling, processing, transferring and storing crude oil and refined products. All of our revenues are derived from fee-based commercial agreements with subsidiaries of PBF Energy with initial terms of seven to ten years, which enhances the stability of our cash flows. The volume of crude oil and refined products that are throughputted depends substantially on PBF Energy’s refining margins. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products.
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
Acquisition Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under the Third A&R Omnibus Agreement, subject to certain exceptions, we have a right of first offer on certain logistics assets retained by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Energy’s Delaware City and Toledo refineries related to our business in the event PBF Energy permanently shuts down either the Delaware City refinery or the Toledo refinery. In addition, our commercial agreements provide us with the right to use certain assets at PBF Energy’s Delaware City or Toledo refineries in the event of a temporary shutdown. In addition, we may pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.
Third-Party Business. As of December 31, 2015, PBF Energy accounts for all of our revenues. We are examining further diversification of our customer base by potentially developing third-party throughput volumes at our existing assets and expanding our asset portfolio to service third-party customers. Unless we are successful in attracting third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying combined financial statements for the period prior to May 14, 2014, represent our Predecessor’s results of operations, while the consolidated financial statements for the period subsequent to May 14, 2014, represent the results of operations for the Partnership. The financial information of the Predecessor and the

Partnership contained herein have been retrospectively adjusted to include the historical results of the Acquisitions from PBF for all periods presented prior to the effective date of each transaction. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Combined Overview. The following tables and discussion are a summary of our results of operations for the years ended December 31, 2015, 2014 and 2013 including a reconciliation of EBITDA to net income (loss) and net cash provided by (used in) operating activities and distributable cash flow to net income and net cash provided by (used in) operating activities:

	Year ended December 31,
	2015	2014(a)	2013
			Predecessor
	(In thousands)
Revenue:
Affiliate	$142,102	$59,403	$5,073
Third-party	—	—	3,440
Total Revenue	142,102	59,403	8,513

Costs and expenses:
Operating and maintenance expenses	25,255	26,215	17,405
General and administrative expenses	13,889	8,201	2,452
Depreciation and amortization	6,582	4,473	3,071
Total costs and expenses	45,726	38,889	22,928

Income (loss) from operations	96,376	20,514	(14,415)

Other income (expense):
Interest expense, net	(19,939)	(2,307)	13
Amortization of loan fees	(1,315)	(365)	—
Net income (loss)	75,122	17,842	$(14,402)
Less: Net income (loss) attributable to Predecessor	1,274	(12,122)
Net income attributable to the Partnership	$73,848	$29,964

Other Data:
EBITDA	$102,958	$24,987	$(11,344)
Distributable cash flow	83,922	32,801	N/A
Capital expenditures	2,046	47,805	47,192
____________

(a)
The information presented includes the results of operations of our Predecessor for periods presented through May 13, 2014 and of PBFX for the period beginning May 14, 2014, the date PBFX commenced operations. The information also includes the results of operations of the DCR West Rack, the Toledo Storage Facility, and the Delaware City Products Pipeline and Truck Rack for periods presented through the effective date of each acquisition. PBFX includes the DCR West Rack, the Toledo Storage Facility, and the Delaware City Products Pipeline and Truck Rack for the period subsequent to the acquisitions. Prior to the Offering and the Acquisitions from PBF, revenues were not recorded for terminaling with the exception of revenues associated with the DCR Products Pipeline.

Reconciliation of Non-GAAP Financial Measures. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Operations,” our management uses

EBITDA and distributable cash flow to analyze our performance. The following table presents a reconciliation of net income (loss) to EBITDA and distributable cash flow, the most directly comparable GAAP financial measure on a historical basis, for the periods indicated.

	Year ended December 31,
	2015	2014	2013
			Predecessor
	(In thousands)

Net income (loss)	$75,122	$17,842	$(14,402)
Add: Interest expense, net	19,939	2,307	(13)
Add: Amortization of loan fees	1,315	365	—
Add: Depreciation and amortization	6,582	4,473	3,071
EBITDA	102,958	24,987	$(11,344)
Less: Predecessor EBITDA	1,537	(9,040)
EBITDA attributable to PBFX	101,421	34,027
Add: Non-cash unit-based compensation expense	4,279	1,086
Less: Interest expense, net	(19,952)	(2,312)
Less: Maintenance capital expenditures	(1,826)	—
Distributable cash flow	$83,922	$32,801
The following table presents a reconciliation of net cash provided by (used in) operating activities to EBITDA and distributable cash flow, for the periods indicated.

	Year ended December 31,
	2015	2014	2013
			Predecessor
	(In thousands)

Net cash provided by (used in) operating activities:	$78,546	$12,887	$(10,697)
Add: Change in current assets and liabilities	8,752	10,879	(634)
Add: Interest expense, net	19,939	2,307	(13)
Less: Non-cash unit-based compensation expense	(4,279)	(1,086)	—
EBITDA	102,958	24,987	$(11,344)
Less: Predecessor EBITDA	1,537	(9,040)
EBITDA attributable to PBFX	101,421	34,027
Add: Non-cash unit-based compensation expense	4,279	1,086
Less: Interest expense, net	(19,952)	(2,312)
Less: Maintenance capital expenditures	(1,826)	—
Distributable cash flow	$83,922	$32,801
The following tables are a summary of our results of operations for the year ended December 31, 2015 and 2014, disaggregated to present the results of operations of the Partnership and our pre-close results of the Delaware City Products Pipeline and Truck Rack and our Predecessor, respectively. For the purpose of the tables, Predecessor includes the pre-close results of the Acquisitions from PBF:

	Year Ended December 31, 2015
	PBF Logistics LP	Delaware City Products Pipeline and Truck Rack	Consolidated Results
	(In thousands)
Revenue:
Affiliate	$138,719	$3,383	$142,102
Third-party	—	—	—
Total Revenue	138,719	3,383	142,102

Operating costs and expenses:
Operating and maintenance expenses	23,890	1,365	25,255
General and administrative expenses	13,408	481	13,889
Depreciation and amortization	6,306	276	6,582
Total costs and expenses	43,604	2,122	45,726
Income (loss) from operations	95,115	1,261	96,376
Other income (expense):
Interest expense, net	(19,952)	13	(19,939)
Amortization of loan fees	(1,315)	—	(1,315)
Net income (loss)	$73,848	$1,274	$75,122

Reconciliation of EBITDA to net income (loss):
Net income (loss)	$73,848	$1,274	$75,122
Add: Interest expense, net	19,952	(13)	19,939
Add: Amortization of loan fees	1,315	—	1,315
Add: Depreciation and amortization	6,306	276	6,582
EBITDA	101,421	1,537	102,958
Less: Predecessor EBITDA	—	1,537	1,537
EBITDA attributable to limited partners	101,421	—	101,421
Add: Non-cash unit-based compensation expense	4,279	—	4,279
Less: Interest expense, net	(19,952)	—	(19,952)
Less: Maintenance capital expenditures	(1,826)	—	(1,826)
Distributable cash flow	$83,922	$—	$83,922

Reconciliation of distributable cash flow to net income (loss):
Net cash provided by (used in) operating activities:	$77,307	$1,239	$78,546
Add: Change in current assets and liabilities	8,441	311	8,752
Add: Interest expense, net	19,952	(13)	19,939
Less: Non-cash unit-based compensation expense	(4,279)	—	(4,279)
EBITDA	101,421	1,537	102,958
Less: Predecessor EBITDA	—	1,537	1,537
EBITDA attributable to PBFX	101,421	—	101,421
Add: Non-cash unit-based compensation expense	4,279	—	4,279
Less: Interest expense, net	(19,952)	—	(19,952)
Less: Maintenance capital expenditures	(1,826)	—	(1,826)
Distributable cash flow	$83,922	$—	$83,922

	Year Ended December 31, 2014
	PBF Logistics LP	Predecessor	Consolidated Results
	(In thousands)
Revenue:
Affiliate	$49,830	$9,573	$59,403
Third-party	—	—	—
Total Revenue	49,830	9,573	59,403

Operating costs and expenses:
Operating and maintenance expenses	9,418	16,797	26,215
General and administrative expenses	6,385	1,816	8,201
Depreciation and amortization	1,386	3,087	4,473
Total costs and expenses	17,189	21,700	38,889
Income (loss) from operations	32,641	(12,127)	20,514
Other income (expense):
Interest expense, net	(2,312)	5	(2,307)
Amortization of loan fees	(365)	—	(365)
Net income (loss)	$29,964	$(12,122)	$17,842

Reconciliation of EBITDA to net income (loss):
Net income (loss)	$29,964	$(12,122)	$17,842
Add: Interest expense, net	2,312	(5)	2,307
Add: Amortization of loan fees	365	—	365
Add: Depreciation and amortization	1,386	3,087	4,473
EBITDA	34,027	(9,040)	24,987
Less: Predecessor EBITDA	—	(9,040)	(9,040)
EBITDA attributable to limited partners	34,027	—	34,027
Add: Non-cash unit-based compensation expense	1,086	—	1,086
Less: Interest expense, net	(2,312)		(2,312)
Less: Maintenance capital expenditures	—	—	—
Distributable cash flow	$32,801	$—	$32,801

Reconciliation of distributable cash flow to net income (loss):
Net cash provided by (used in) operating activities:	$25,118	$(12,231)	$12,887
Add: Change in current assets and liabilities	7,683	3,196	10,879
Add: Interest expense, net	2,312	(5)	2,307
Less: Non-cash unit-based compensation expense	(1,086)	—	(1,086)
EBITDA	34,027	(9,040)	24,987
Less: Predecessor EBITDA	—	(9,040)	(9,040)
EBITDA attributable to PBFX	34,027	—	34,027
Add: Non-cash unit-based compensation expense	1,086	—	1,086
Less: Interest expense, net	(2,312)		(2,312)
Less: Maintenance capital expenditures	—	—	—
Distributable cash flow	$32,801	$—	$32,801

Summary. Our net income for the year ended December 31, 2015 increased $57.3 million, or 321.0%, to  $75.1 million from $17.8 million for the year ended December 31, 2014. The increase in net income was primarily due to the following:

•	an increase in revenues of $82.7 million to $142.1 million attributable to the effect of the new commercial agreements with PBF Energy and a full year of commercial operations in 2015;

•
a decrease in Transportation and Terminaling operating and maintenance expenses of $1.8 million, or 9.4%, mainly related to a reduction in outside service expenses, utilities, including lower steam and nitrogen costs, and lower operational support and overhead costs, offset by an increase in Storage operating support and insurance expenses of $0.8 million, or 11.1%;

•	partially offset by the following:

◦
an increase in general and administrative expenses of $5.7 million, or 69.4%, as a result of increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership and expenses associated with PBFX unit-based compensation;

◦	an increase in depreciation and amortization expenses of $2.1 million, or 47.1%, related to the timing of acquisitions and new assets being placed in service;

◦	an increase in interest expense, net of $17.6 million which was attributable to the interest costs associated with the 2023 Notes issued in May 2015; and

◦	an increase in amortization of loan fees of $1.0 million due to the amortization of capitalized debt issuance costs associated with the 2023 Notes.

Our net income for the year ended December 31, 2014 increased $32.2 million, or 223.9%, to $17.8 million from a net loss of $14.4 million for the year ended December 31, 2013. The increase in net loss was primarily due to the following:

•	an increase in revenues of $50.9 million to $59.4 million attributable to the effect of the new commercial agreements with PBF Energy;

•	partially offset by the following:

◦	an increase in operating and maintenance expenses of $8.8 million, or 50.6%, mainly related to higher repairs and maintenance and contract labor expenses;

◦
an increase in general and administrative expenses of $5.7 million, or 234.5%, as a result of increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership and expenses associated with PBFX unit-based compensation;

◦
an increase in depreciation and amortization expenses of $1.4 million, or 45.7%, related to new assets, including the DCR West Rack and the new crude storage tank at the Toledo Storage Facility, which were placed in service in 2014;

◦
an increase in interest expense, net of $2.3 million which was attributable to the interest costs associated with the Term Loan and Revolving Credit Facility, partially offset by interest income associated with our marketable securities; and

◦	an increase in amortization of loan fees of $0.4 million due to the amortization of capitalized debt issuance costs associated with the Term Loan and Revolving Credit Facility.
Operating Segments
We review operating results in two reportable segments: (i) Transportation and Terminaling and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net sales less operating expenses and depreciation and amortization. General and administrative expenses not included in the Transportation and

Terminaling and Storage segments are included in Corporate. Segment reporting is more fully discussed in Note 12—Segment Information to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
Transportation and Terminaling Segment
The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014 (a)	2013
			Predecessor
	(In thousands, except per barrel amounts)
Revenue:
Affiliate	$120,750	$58,205	$5,073
Third-party	—	—	3,440
Total Revenue	120,750	58,205	8,513

Operating costs and expenses:
Operating and maintenance expenses	17,077	18,856	10,761
Depreciation and amortization	3,943	2,694	1,739
Total costs and expenses	21,020	21,550	12,500
Transportation and Terminaling Segment Operating Income (Loss)	$99,730	$36,655	$(3,987)
____________

(a)
The information presented includes the results of operations of our Predecessor for periods presented through May 13, 2014 and of PBFX for the period beginning May 14, 2014, the date PBFX commenced operations. The information also includes the results of operations of the DCR West Rack, the Toledo Storage Facility, and the Delaware City Products Pipeline and Truck Rack for periods presented through the effective date of each acquisition. PBFX includes the DCR West Rack, the Toledo Storage Facility, and the Delaware City Products Pipeline and Truck Rack for the period subsequent to the acquisitions. Prior to the Offering and the Acquisitions from PBF, revenues were not recorded for terminaling with the exception of revenues associated with the DCR Products Pipeline.

	Year ended December 31,
	2015	2014	2013
			Predecessor
	(In thousands)
Key Operating Information:
Throughput (bpd)
Delaware City Rail Terminal	33.3	74.4	N/A
DCR West Rack	20.1	51.2	N/A
Toledo Truck Terminal	15.0	9.2	N/A
Toledo Storage Facility (Propane Loading)	4.4	3.9	N/A
Delaware City Products Pipeline	46.1	51.3	48.5
Delaware City Truck Rack	33.2	N/A	N/A
Total throughput (barrels)
Delaware City Rail Terminal	12,150.5	17,265.8	N/A
DCR West Rack	7,342.8	4,708.9	N/A
Toledo Truck Terminal	5,490.1	2,131.0	N/A
Toledo Storage Facility (Propane Loading)	1,604.8	78.4	N/A
Delaware City Products Pipeline	16,815.4	18,741.6	17,704.2
Delaware City Truck Rack	7,679.9	N/A	N/A
Total	51,083.5	42,925.7	17,704.2

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue. Revenue from affiliates increased approximately $62.5 million, or 107.5%, to approximately $120.8 million for the year ended December 31, 2015 compared to approximately $58.2 million for the year ended December 31, 2014. The increase in revenue from affiliates was primarily attributed to the effects of the commercial agreements associated with the timing of the Acquisitions from PBF. Prior to the Offering and the Acquisitions from PBF, our assets were a part of the integrated operations of PBF Energy and the operation of our assets did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Following the closing of the Offering and the Acquisitions from PBF, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses decreased by approximately $1.8 million, or 9.4%, to approximately $17.1 million for the year ended December 31, 2015 compared to approximately $18.9 million for the year ended December 31, 2014. The decrease was primarily the result of reduction in outside service expenses and utilities of approximately $2.1 million due to throughput well below minimum volumes at the DCR West Rack and DCR Rail Terminal, as well as, lower steam and nitrogen costs related to the DCR West Rack. A portion of the decrease was also attributable to lower operational support required at the Delaware City refinery assets. This decrease was partially offset by an increase in insurance premiums of approximately $0.5 million. The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to us and our Predecessor based on the nature of the expenses and our proportionate share of PBF Holding’s employee time and headcount. The allocation of employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include an allocation of PBF Holding’s pension benefits and equity-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased by approximately $1.2 million, or 46.4%, to $3.9 million for the year ended December 31, 2015 compared to $2.7 million for the year ended December 31, 2014. The increase in depreciation and amortization expense was primarily attributable to approximately $1.0 million of additional depreciation associated with the DCR West Rack assets which were placed in service in August 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following discussion of results for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflects the combined results of our Predecessor and PBFX. As such, the year ended December 31, 2013 includes the historical results of our Predecessor. The year ended December 31, 2014 includes the historical results of our Predecessor and of PBFX. The Partnership’s future results of operations may not be comparable to our Predecessor’s historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results.”
Revenue. Prior to the Offering and the Acquisitions from PBF, our assets were a part of the integrated operations of PBF Energy and the operation of our assets, did not generate third-party or inter-entity revenue, with the exception of Delaware City Products Pipeline. Prior to August 2013, the Delaware City Products Pipeline had a contract with MSCG which generated revenue by charging fees for transporting refined products. On completion of this contract, inter-entity revenue from DCR was recognized. Following the closing of the Offering and the Acquisitions from PBF, our revenues were generated from commercial agreements with PBF Energy. Revenues increased by approximately $49.7 million or 583.7% as a result of these new commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately $8.1 million, or 75.2%, to approximately $18.9 million for the year ended December 31, 2014 compared to approximately $10.8 million for the year ended December 31, 2013. The increase in operating and maintenance expenses was primarily attributable to $5.2 million in outside services and $1.8 million in materials and operating supplies associated with the DCR West Rack assets which were placed in service in August 2014. In addition, the cost of operating the Delaware City Pipeline and Truck Rack increased by $0.4 million in 2014. The remaining increase was primarily attributable to increased insurance premiums of approximately $0.7 million. The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to us and our Predecessor based on the nature of the expenses and our proportionate share of PBF Holding’s employee time and headcount. The allocation of employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include an allocation of PBF Holding’s pension benefits and equity-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased by approximately $1.0 million, or 54.9%, to $2.7 million for the year ended December 31, 2014 compared to $1.7 million for the year ended December 31, 2013. The increase in depreciation and amortization expense was primarily attributable to $0.6 million of additional depreciation associated with the DCR West Rack assets which were placed in service in August 2014. The remaining increase in depreciation and amortization was due to the DCR Rail Terminal being in operation for the entire period in 2014, compared to only ten months of the corresponding period in 2013.

Storage Segment
The following table and discussion is an explanation of our results of operations of the Storage segment for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014 (a)	2013
			Predecessor
	(In thousands)

Revenue:	$21,352	$1,198	$—
Affiliate	—	—	—
Third-party	21,352	1,198	—
Total Revenue

Operating costs and expenses:
Operating and maintenance expenses	8,178	7,359	6,644
Depreciation and amortization	2,639	1,779	1,332
Total costs and expenses	10,817	9,138	7,976
Storage Segment Operating Income (Loss)	$10,535	$(7,940)	$(7,976)

VOLUMES
Storage capacity reserved (shell capacity barrels)	3,558.7	3,713.1	N/A
____________

(a)
The information presented includes the results of operations of the storage assets of the Toledo Storage Facility for periods presented through December 11, 2014 and of PBFX for the period beginning  December 12, 2014, the date PBFX commenced operations of the Toledo Storage Facility. Prior to the Toledo Storage Facility Acquisition, revenues were not recorded for storage.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue. Revenue from affiliates increased approximately $20.2 million, or 1,682.3%, to approximately  $21.4 million for the year ended December 31, 2015 compared to $1.2 million for the year ended December 31, 2014. The increase in revenue from affiliates was attributed to the effects of the commercial agreements associated with the Toledo Storage Facility Acquisition for a full year in 2015. Prior to the Offering and the Acquisitions from PBF, our assets were a part of the integrated operations of PBF Energy, and our Predecessor generally recognized only the costs and did not record revenue associated with the storage services provided to PBF Energy on an intercompany basis. Following the closing of the Offering and the Acquisitions from PBF, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately $0.8 million, or 11.1%, to approximately $8.2 million for the year ended December 31, 2015 compared to approximately $7.4 million for the year ended December 31, 2014. The increase in operating and maintenance expenses was primarily attributable to an increase of $3.1 million in operational support expenses mainly attributed to a full year of operations offset by a decrease of $2.5 million in maintenance labor and materials due to higher costs in the prior year related to the 0.5 million barrel crude storage tank which was placed into service in October 2014. The remaining increase was primarily attributable to increased insurance premiums of approximately $0.2 million. The expenses recognized prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our allocation of PBF Holding’s employee time and headcount. The allocation of employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include our share of PBF Holding’s pension benefits and stock-based compensation.
Depreciation and Amortization. Depreciation and amortization expense increased by approximately $0.9 million, or 48.3%, to approximately $2.6 million for the year ended December 31, 2015 compared to approximately $1.8 million for the year ended December 31, 2014. The increase in depreciation and amortization expense was primarily attributable to an additional crude tank being placed in service at the Toledo Storage Facility in October 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following discussion of results for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflects the combined results of our Predecessor and PBFX. As such, the year ended December 31, 2013 includes the historical results of our Predecessor. The year ended December 31, 2014 includes the historical results of our Predecessor and of PBFX. The Partnership’s future results of operations may not be comparable to our Predecessor’s historical results of operations, as further discussed in “Factors Affecting Comparability of our Financial Results.”
Revenue. Prior to the Offering and the Acquisitions from PBF, our assets were a part of the integrated operations of PBF Energy, and our Predecessor generally recognized only the costs and did not record revenue associated with the storage services provided to PBF Energy on an intercompany basis. Following the closing of the Offering and the Acquisitions from PBF, our revenues were generated from commercial agreements with PBF Energy. Revenues increased by approximately $1.2 million or 100.0% for the year ended December 31, 2014 as a result of these new commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately $0.7 million, or 10.8%, to approximately $7.4 million for the year ended December 31, 2014 compared to approximately $6.6 million for the year ended December 31, 2013. The increase in operating and maintenance expenses was primarily attributable to $0.6 million in maintenance labor and materials associated with the new 0.5 million barrel crude storage tank which was placed into service in October 2014. The remaining increase was primarily attributable to increased insurance premiums of approximately $0.1 million. The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our allocation of PBF Holding’s employee time and headcount. The allocation of employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include our share of PBF Holding’s pension benefits and stock-based compensation.
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

Liquidity and Capital Resources
Historically, our sources of liquidity primarily consisted of funding from PBF Energy. Our cash receipts were deposited in PBF Energy’s bank accounts and all cash disbursements were made from these accounts. Thus, historically our Predecessor’s financial statements have reflected minimal or no cash balances. Following the Offering, we have separate bank accounts, but PBF Energy provides treasury services on the general partner’s behalf under our Third A&R Omnibus Agreement. Following completion of the Offering and the Acquisitions from PBF, PBF Energy retained the working capital of our Predecessor, as these balances represented assets and liabilities related to our Predecessor’s assets prior to the closing of the Offering and the Acquisitions from PBF.

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
In connection with the DCR West Rack and Toledo Storage Facility Acquisitions, the Partnership acquired assets for total consideration paid to PBF LLC of $300.0 million, consisting of $270.0 million of cash and $30.0 million of Partnership common units, or an aggregate 1,210,471 common units. The cash consideration was funded by proceeds from the sale of $60.0 million in marketable securities and $210.0 million in borrowings under the Revolving Credit Facility. We borrowed an additional $60.0 million under the Revolving Credit Facility to repay $60.0 million outstanding under the Term Loan in order to release the $60.0 million in marketable securities that had collateralized the Term Loan.

In connection with the Delaware City Products Pipeline and Truck Rack Acquisition, the Partnership acquired assets for total consideration of $143.0 million, consisting of $112.5 million of cash and $30.5 million of Partnership common units, or 1,288,420 common units. The cash consideration was funded by the Partnership with $88.0 million in proceeds from the Partnership’s 2023 Notes, sale of approximately $0.7 million in marketable securities and $23.8 million in borrowings under the Partnership’s Revolving Credit Facility. The Partnership borrowed an additional $0.7 million under its Revolving Credit Facility to repay $0.7 million outstanding under the Term Loan in order to release the $0.7 million in marketable securities that had collateralized the Term Loan. At December 31, 2015, we had $24.5 million of borrowings and $2.0 million of letters of credit outstanding under the Revolving Credit Facility, $234.2 million outstanding under the Term Loan and $350.0 million of outstanding 2023 Notes.
In addition to the retention of proceeds from our commercial and service agreements with PBF Holding, we expect our ongoing sources of liquidity to include cash generated from operations, the liquidation of U.S. Treasury and other investment grade securities that are pledged under our Term Loan, borrowings under our Revolving Credit Facility, and the issuance of additional debt and equity securities as appropriate given market conditions. We have sold, and intend to continue to sell, our U.S. Treasury or other investment grade securities over time to fund our capital expenditures. Immediately prior to selling such securities, we expect to continue to repay an equal amount of borrowings under our Term Loan with borrowings under our Revolving Credit Facility. As a result, our U.S. Treasury and other investment grade securities, coupled with the availability under our Revolving Credit Facility, initially provide us with the ability to fund capital expenditures without increasing the net amount of our outstanding borrowings. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. The recently announced Plains Asset Purchase is expected to be financed through a combination of cash on hand, borrowings from the our Revolving Credit Facility and issuance of equity, which may include common units sold to our indirect parent, PBF Energy. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and distributions on our units, as well as make future acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness.
We have paid, and intend to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to $10.4 million per quarter and $41.6 million per year based on the number of common and subordinated units outstanding as of December 31, 2015.

Credit Facilities
Concurrent with the closing of the Offering, we entered into the Revolving Credit Facility and the Term Loan, each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders.
The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The maximum amount of the Revolving Credit Facility was increased from $275.0 million to $325.0 million in December 2014. We can increase the maximum amount of the Revolving Credit Facility by an additional $275.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and a $25.0 million sublimit for swingline loans. Obligations under the credit facility and certain cash management and hedging obligations designated by us are guaranteed by our restricted subsidiaries, and are secured by a first priority lien on our assets (including our equity interests in Delaware City Terminaling) and those of our restricted subsidiaries (other than excluded assets and a guaranty of collection from PBF LLC). The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon our Consolidated Total Leverage Ratio (as defined in the Revolving Credit Facility).
The Term Loan is guaranteed by a guaranty of collection from PBF LLC and is secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount of the Term Loan. Borrowings under the Term Loan bear interest either at Base Rate (as defined in the Term Loan), or at LIBOR plus an applicable margin equal to 0.25%.
The Revolving Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature which, among other things, limit or restrict the Partnership’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material contracts, engage in business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets or enter into burdensome agreements or enter into transactions with affiliates on terms which are not arm’s length. The Term Loan contains affirmative and negative covenants customary for term loans of this nature which, among other things, limit the Partnership’s use of the proceeds and restrict the Partnership’s ability to incur liens and enter into burdensome agreements.
Additionally, under the terms of the Revolving Credit Facility, the Partnership is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as the Partnership obtains an investment grade credit rating, Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Facility), of at least 2.50 to 1.00; (b) the Consolidated Total Leverage Ratio of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) the Partnership has issued at least $100.0 million of unsecured notes, and (ii) in addition to clause (i), upon consummation of a material permitted acquisition (as defined in the Revolving Credit Facility) and for two-hundred seventy days immediately thereafter (an “Increase Period”), if elected by the Partnership by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted Consolidated Total Leverage Ratio shall be increased by 0.50 above the otherwise relevant level (the “Step-Up”), provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up)); and (c) after the Partnership has issued at least $100.0 million of unsecured notes, the Consolidated Senior Secured Leverage Ratio (as defined in the Revolving Credit Facility) of not greater than 3.50 to 1.00. The Revolving Credit Facility generally prohibits the Partnership from making cash distributions (subject to certain exceptions) except for so long as no default or event of default exists or would be caused thereby, and only to the extent permitted by our partnership agreement, the Partnership may make cash distributions to unitholders up to the amount of the Partnership’s Available Cash (as defined in our partnership agreement). We are in compliance with our debt covenants as of December 31, 2015.

The Revolving Credit Facility and Term Loan contain events of default customary for transactions of their nature, including, but not limited to (and subject to grace periods), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the Revolving Credit Facility or related documentation, any representation or warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in the Partnership’s ownership or the ownership or board composition of our general partner and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against the Partnership and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.

Senior Notes

On May 12, 2015, PBFX and its wholly-owned subsidiary, PBF Logistics Finance Corporation, a Delaware corporation (“PBF Finance,” and together with the Partnership, the “Issuers”) issued $350.0 million aggregate principal amount of our 6.875% 2023 Notes. The initial purchasers in the offering purchased $330.1 million aggregate principal amount of our 2023 Notes and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining $19.9 million aggregate principal amount of our 2023 Notes. We used the net proceeds of approximately $343.0 million from the offering, after deducting the initial purchasers’ discount and offering expenses, to pay $88.0 million of the cash consideration due in connection with the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $255.0 million of outstanding indebtedness under our Revolving Credit Facility.
The 2023 Notes are guaranteed on a senior unsecured basis by substantially all of PBFX's wholly-owned subsidiaries. In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. PBFX has the optional redemption rights to repurchase all or a portion of the 2023 Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the 2023 Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the indenture agreement. In addition, the 2023 Notes contain covenant restrictions limiting certain types of investments, incur additional debt or preferred equity issuances, create liens, make certain payments, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. PBFX is in compliance with the covenants as of December 31, 2015.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by (used in) operating activities	$78,546	$12,887	$(10,697)
Net cash used in investing activities	(1,349)	(282,734)	(47,192)
Net cash (used in) provided by financing activities	(72,684)	283,937	57,940
Net change in cash and cash equivalents	$4,513	$14,090	$51
Cash Flows from Operating Activities
Cash flows provided by operating activities increased $65.7 million to approximately $78.5 million for the year ended December 31, 2015 compared to approximately $12.9 million for the year ended December 31, 2014.

The increase in net cash provided by operating activities was primarily the result of net income of approximately $75.1 million recognized during the year ended December 31, 2015, compared to approximately $17.8 million for the year ended December 31, 2014. Our operating cash flows for the year ended December 31, 2015 also included non-cash charges relating to depreciation and amortization of $6.6 million, amortization of loan fees of $1.3 million and unit-based compensation of $4.3 million, partially offset by net changes in working capital of $8.8 million primarily driven by the timing of collection of accounts receivables and payments of liabilities. Our operating cash flows for the year ended December 31, 2014 also included non-cash charges relating to depreciation and amortization of $4.5 million, amortization of loan fees of $0.4 million and unit-based compensation of $1.1 million, partially offset by net change in working capital of $10.9 million primarily driven by the timing of collection of accounts receivables.
Cash flows provided by operating activities increased $23.6 million to approximately $12.9 million for the year ended December 31, 2014 compared to net cash used in operating activities of approximately $10.7 million for the year ended December 31, 2013. The increase in net cash provided by operating activities was primarily the result of net income of approximately $17.8 million recognized during the year ended December 31, 2014, compared to a net loss of approximately $14.4 million for the year ended December 31, 2013. Our operating cash flows for the year ended December 31, 2014 also included non-cash charges relating to depreciation and amortization of $4.5 million, amortization of loan fees of $0.4 million and unit-based compensation of $1.1 million, partially offset by net changes in working capital of $10.9 million primarily driven by the timing of collection of accounts receivables. Our operating cash flows for the year ended December 31, 2013 included non-cash charges relating to depreciation and amortization of $3.1 million and net changes in working capital of $0.6 million.
Cash Flows from Investing Activities
Cash flows used in investing activities decreased approximately $281.4 million to approximately $1.3 million for the year ended December 31, 2015 compared to approximately $282.7 million for the year ended December 31, 2014. The decrease in net cash used in investing activities was a result of the decrease in capital expenditures of $45.8 million and net purchases of marketable securities of 234.9 million for the year ended December 31, 2015, offset by the net sale of approximately $0.7 million in marketable securities.
Cash flows used in investing activities increased approximately $235.5 million to approximately $282.7 million for the year ended December 31, 2014 compared to approximately $47.2 million for the year ended December 31, 2013. The increase in net cash used in investing activities was a result of the net purchase of approximately $234.9 million in marketable securities and an increase in capital expenditures of $0.6 million for the year ended December 31, 2014.
Cash Flows from Financing Activities
Cash flows used in financing activities changed by approximately $356.6 million to approximately $72.7 million for the year ended December 31, 2015 compared to cash flows provided by financing activities of approximately $283.9 million for the year ended December 31, 2014. Our cash flows used in financing activities for the year ended December 31, 2015, consisted of net repayment of our Revolving Credit Facility of approximately $250.6 million, a distribution to PBF LLC related to the Delaware City Products Pipeline and Truck Rack Acquisition of approximately $112.5 million, distributions to unitholders of approximately $49.5 million, a distribution to parent of approximately $1.0 million related to the pre-acquisition activity of the Delaware City Products Pipeline and Truck Rack, net repayment of our Term Loan of approximately $0.7 million, and deferred financing costs of approximately $8.3 million, partially offset by the proceeds from the issuance of the 2023 Notes of $350.0 million. Cash flows provided by financing activities for the year ended December 31, 2014 consisted of the net proceeds from the issuance of common units in the Offering of $341.0 million, net proceeds from the Term Loan of $234.9 million, proceeds from the Revolving Credit Facility of $275.1 million and contributions from PBF LLC of $54.1 million, partially offset by distributions to PBF LLC of $598.7 million, distributions to unitholders of $14.9 million, offering costs of $5.0 million and deferred financing costs of $2.5 million.

Cash flows provided by financing activities increased approximately $226.0 million to approximately $283.9 million for the year ended December 31, 2014 compared to approximately $57.9 million for the year ended December 31, 2013. Cash flows provided by financing activities for the year ended December 31, 2014 consisted of the net proceeds from the issuance of common units in the Offering of $341.0 million, net proceeds from the Term Loan of $234.9 million, proceeds from the Revolving Credit Facility of $275.1 million and contributions from PBF LLC of $54.1 million, partially offset by distributions to PBF LLC of $598.7 million, distributions to unitholders of $14.9 million, offering costs of $5.0 million and deferred financing costs of $2.5 million. Our cash flows provided by financing activities for the year ended December 31, 2013, were comprised entirely of contributions by PBF Energy and were primarily used to fund capital expenditures and operating costs.

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
Capital expenditures for the year ended December 31, 2015 were $2.0 million, including $0.2 million for the maintenance of the Delaware City Products Pipeline and $1.8 million for the Toledo Storage Facility. For the year ended December 31, 2014 capital expenditures were $47.8 million, including $22.0 million for the expansion of the DCR West Rack, $18.0 million for the Toledo Storage Facility, $0.6 million for the Delaware City Products Pipeline and $7.2 million for the IPO Assets. For the year ended December 31, 2013, our Predecessor incurred a total of $47.2 million for expansion capital expenditures including $19.2 million for the Toledo Storage Facility, $15.4 million for the DCR West Rack, $0.9 million for the Delaware City Products Pipeline and Truck Rack and $11.7 million for the IPO Assets. Our Predecessor’s capital funding requirements were funded by capital contributions from PBF Energy. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2015.
We currently expect to spend an aggregate of approximately between $5.0 to $6.0 million during 2016 for maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through the liquidation of marketable securities.
We have sold, and expect to continue to sell, our U.S. Treasury or other investment grade securities currently used to secure our obligations under the Term Loan over time to fund our capital expenditures, and immediately prior to selling such securities, we expect to continue to repay an equal amount of Term Loan borrowings with borrowings under our Revolving Credit Facility. We may also rely on external sources including other borrowings under our Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion. During the year ended December 31, 2015, we borrowed $24.5 million under the Revolving Credit Facility to pay the remaining portion of the cash consideration and related transaction costs in connection with the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $0.7 million of our Term Loan in order to release the $0.7 million in marketable securities to fund a portion of the acquisition.
Under the Third A&R Omnibus Agreement, PBF Energy has agreed to reimburse us for any costs up to $20.0 million per event (net of any insurance recoveries) that we incur for repairs required due to the failure of any Contributed Asset to operate in substantially the same manner and condition as such asset was operating prior to the closing of the Offering and closing date of the Acquisitions from PBF during the first five years after the closing of the Offering, and any matters related thereto.
On February 2, 2016, we announced that our wholly-owned subsidiary, PBF Logistics Products Terminals LLC, entered into an agreement to purchase the East Coast Terminals from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of $100.0 million. The acquisition is expected to be financed through a combination of cash on hand, borrowings from our Revolving Credit Facility and issuance of equity, which may include common units sold to PBF Energy. In conjunction with the transaction, we expect to invest approximately $5.0 million, from cash on hand, to improve infrastructure in order to increase throughput capability at the East Coast Terminals.

Contractual Obligations
Information regarding our contractual obligations of the types described below as of December 31, 2015, is set forth in the following table:

	Payments Due by Period
	Totals	2016	2017 and 2018	2019 and 2020	2021 and Beyond
	(In thousands)

Long term debt obligation (1)	$608,700	$—	$234,200	$24,500	$350,000
Interest (2)	188,917	27,245	52,587	48,929	60,156
Affiliate - services agreements (3)	88,692	9,336	18,672	18,672	42,012
Total obligations	$886,309	$36,581	$305,459	$92,101	$452,168
____________________
(1) No principal amounts are due under our Term Loan, Revolving Credit Facility and 2023 Notes until May 2017.
(2) Includes interest on our Term Loan, Revolving Credit Facility and 2023 Notes based on outstanding indebtedness as of December 31, 2015. Includes commitment fees on the Revolving Credit Facility through May 2019 using rates in effect at December 31, 2015.
(3) Includes annual fixed payments under the Third A&R Omnibus Agreement and the Third A&R Services Agreement, as well as an estimate of $2.5 million annually of obligations under the Third A&R Omnibus Agreement to reimburse PBF LLC for salaries and benefit costs of employees who devote more than 50% of their time to PBFX. Obligations under these agreements are expected to continue through the terms of our existing commercial agreements.

Effects of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the year ended December 31, 2015 and 2014, respectively.

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

Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2—Summary of Accounting Policies to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” We prepare our consolidated financial statements in conformity with GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader’s understanding, management has identified our critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring, at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over.

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

We have audited the accompanying consolidated balance sheets of PBF Logistics LP and subsidiaries (the "Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PBF Logistics LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 1 to the consolidated financial statements, retrospective effect has been given for the Partnership’s acquisitions of the entities under common control. Also, the portion of the accompanying consolidated financial statements for the three years in the period ended December 31, 2015 attributed to PBF MLP Predecessor, Delaware City West Heavy Crude Unloading Rack, Toledo Storage Facility, and Delaware City Products Pipeline and Truck Rack has been prepared from the separate records maintained by PBF Energy Inc. and subsidiaries and may not necessarily be indicative of the conditions that would have existed or results of operations if these entities had been operated as unaffiliated entities.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 19, 2016

PBF LOGISTICS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$18,678	$14,165
Accounts receivable - affiliates	23,949	11,630
Prepaid expenses and other current assets	469	397
Total current assets	43,096	26,192
Property, plant and equipment, net	145,548	146,867
Marketable securities	234,258	234,930
Total assets	$422,902	$407,989
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$3,438	$3,223
Accounts payable and accrued liabilities	5,504	1,498
Total current liabilities	8,942	4,721
Long-term debt	599,635	507,848
Total liabilities	608,577	512,569

Commitments and contingencies (Note 10)

Equity:
Net investment - Predecessor	—	15,713
Common unitholders - Public (15,924,676 and 15,812,500 units issued and outstanding, as of December 31, 2015 and 2014, respectively)	340,317	336,369
Common unitholder - PBF LLC (2,572,944 and 1,284,524 units issued and outstanding, as of December 31, 2015 and 2014, respectively)	(248,363)	(167,787)
Subordinated unitholder - PBF LLC (15,886,553 units issued and outstanding)	(277,094)	(288,875)
IDR holders - PBF LLC	(535)	—
Total equity	(185,675)	(104,580)
Total liabilities and equity	$422,902	$407,989

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2015	2014	2013
			Predecessor
Revenue:
Affiliate	$142,102	$59,403	$5,073
Third-party	—	—	3,440
Total Revenue	142,102	59,403	8,513

Costs and expenses:
Operating and maintenance expenses	25,255	26,215	17,405
General and administrative expenses	13,889	8,201	2,452
Depreciation and amortization	6,582	4,473	3,071
Total costs and expenses	45,726	38,889	22,928

Income (loss) from operations	96,376	20,514	(14,415)

Other income (expense):
Interest (expense) income, net	(19,939)	(2,307)	13
Amortization of loan fees	(1,315)	(365)	—
Net income (loss)	75,122	17,842	$(14,402)
Less: Net income (loss) attributable to Predecessor	1,274	(12,122)
Net income attributable to the Partnership	$73,848	$29,964

Net income per limited partner unit:
Common units - basic	$2.18	$0.94
Common units - diluted	2.18	0.94
Subordinated units- basic and diluted	2.18	0.93
Weighted average limited partner units outstanding:
Common units - basic	17,956,152	16,167,802
Common units - diluted	17,956,152	16,169,827
Subordinated units- basic and diluted	15,886,553	15,886,553

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in thousands)

	Net Investment	Common Units - Public	Common Units - PBF	Subordinated Units - PBF	IDR	Total
Balance at January 1, 2013	$54,544	$—	$—	$—	$—	$54,544
Loss attributable to Predecessor	(14,402)	—	—	—	—	(14,402)
Sponsor contributions to the Predecessor	58,227	—	—	—	—	58,227
Balance at December 31, 2013	98,369	—	—	—	—	98,369
Loss attributable to Predecessor	(12,122)	—	—	—	—	(12,122)
Sponsor contributions to the Predecessor	54,077	—	—	—	—	54,077
Allocation of Predecessor net investment to unitholders	(30,906)	—	143	30,763	—	—
Allocation of DCR West Rack assets acquired to the unitholders	(39,279)	(4,249)	43,528	—	—	—
Allocation of Toledo Storage Facility assets acquired to the unitholders	(54,426)	(3,768)	58,194	—	—	—
Contributions from PBF LLC	—	—	1,669	—	—	1,669
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	340,957	—	—	—	340,957
Offering costs	—	(5,000)	—	—	—	(5,000)
Distribution to PBF LLC related to Offering	—	—	(1,525)	(327,139)	—	(328,664)
Distribution to PBF LLC related to Acquisitions from PBF	—	—	(270,000)	—	—	(270,000)
Quarterly cash distributions to unitholders	—	(7,397)	(211)	(7,308)	—	(14,916)
Net income attributable to Partnership	—	14,740	415	14,809	—	29,964
Unit-based compensation expense	—	1,086	—	—	—	1,086
Balance at December 31, 2014	15,713	336,369	(167,787)	(288,875)	—	(104,580)
Net income attributable to Delaware City Products Pipeline and Truck Rack	1,274	—	—	—	—	1,274
Distribution from Delaware City Products Pipeline and Truck Rack	(1,012)	—	—	—	—	(1,012)
Allocation of Delaware City Products Pipeline and Truck Rack assets acquired to unitholders	(15,975)	(11,390)	27,365	—	—	—
Distributions to PBF LLC related to Delaware City Products Pipeline and Truck Rack acquisition	—	—	(112,500)	—	—	(112,500)
Quarterly distributions to unitholders (including IDRs)	—	(23,458)	(3,282)	(22,876)	(535)	(50,151)
Net income attributable to Partnership	—	34,606	4,585	34,657	—	73,848
Contributions from PBF LLC	—	—	3,256	—	—	3,256
Unit-based compensation expense	—	4,279	—	—	—	4,279
Other	—	(89)	—	—	—	(89)
Balance at December 31, 2015	$—	$340,317	$(248,363)	$(277,094)	$(535)	$(185,675)

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
			Predecessor
Cash flows from operating activities:
Net income (loss)	$75,122	$17,842	$(14,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,582	4,473	3,071
Amortization of deferred financing fees	1,315	365	—
Unit-based compensation expense	4,279	1,086	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(12,319)	(11,630)	653
Prepaid expenses and other current assets	(117)	(296)	(17)
Accounts payable - affiliates	215	3,223	(17)
Accounts payable and accrued liabilities	3,488	(2,176)	15
Other assets and liabilities	(19)	—	—
Net cash provided by (used in) operations	78,546	12,887	(10,697)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(2,046)	(47,805)	(47,192)
Purchases of marketable securities	(2,067,286)	(1,918,637)	—
Maturities of marketable securities	2,067,983	1,683,708	—
Net cash (used in) provided by investing activities	(1,349)	(282,734)	(47,192)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	—	340,957	—
Offering costs for issuance of common units	—	(5,000)	—
Distribution to PBF LLC related to Offering	—	(328,664)	—
Distribution to PBF LLC related to acquisitions	(112,500)	(270,000)	—
Distribution to parent	(1,036)	—	—
Contribution from parent	—	54,077	57,940
Proceeds from issuance of senior notes	350,000	—	—
Proceeds from term loan	—	300,000	—
Repayment of term loan	(700)	(65,100)	—
Proceeds from revolving credit facility	24,500	275,100	—
Repayment of revolving credit facility	(275,100)	—	—
Distributions to unitholders	(49,524)	(14,916)	—
Deferred financing costs	(8,324)	(2,517)	—
Net cash (used in) provided by financing activities	(72,684)	283,937	57,940

Net change in cash and cash equivalents	4,513	14,090	51
Cash and cash equivalents at beginning of year	14,165	75	24
Cash and cash equivalents at end of period	$18,678	$14,165	$75

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$3,256	$32,575	$287
Accrued capital expenditures	—	39	3,251
Cash paid for interest	17,017	2,153	—

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and as of December 31, 2015 owned 95.1% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”) of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters’ over-allotment option). Upon completion of the Offering, PBF LLC held a 50.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 49.8% limited partner interest owned by public unit holders. Refer to Note 3—Initial Public Offering of the Notes to Consolidated Financial Statements for further discussion.

PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates. The Partnership does not take ownership of or receive any payments based on the value of the crude oil and products that it handles and does not engage in the trading of any commodities. PBFX’s assets are integral to the operations of PBF Energy’s refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Subsequent to the Offering and the Acquisitions from PBF (as defined below), PBFX generates all of its revenues from transactions with PBF Holding.

In connection with the Offering, PBF LLC contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to the Partnership. The assets were owned and operated by PBF Holding’s subsidiaries, Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC (“TRC”), and were contributed to the Partnership in connection with the Offering. PBF Holding, together with its subsidiaries, owns and operates four oil refineries and related facilities in North America. PBF Energy, through its ownership in PBF LLC, controls all of the business affairs of PBFX and PBF Holding.

PBFX’s initial assets consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which was part of PBF Holding’s Toledo, Ohio refinery, which together with the DCR Rail Terminal, we refer to as the IPO Assets. In connection with the Offering, the IPO Assets were distributed from PBF Holding to PBF LLC. The DCR Rail Terminal consists of a double loop track and ancillary pumping and unloading equipment. Construction of the DCR Rail Terminal began in July 2012 and commenced operations in February 2013. Prior to the Offering, PBF Holding was, and continues to be, the owner of all crude oil handled at the terminal. The Toledo Truck Terminal commenced operations in December 2012 with one lease automatic custody transfer (“LACT”) unit. Two additional LACT units were made operational in May 2013. In July 2013, a fourth LACT unit was purchased that had previously been owned and operated at the Toledo Truck Terminal by a vendor in connection with a crude oil supply agreement. Subsequent to the closing of the Offering, two additional LACT units were placed into service in June 2014, increasing the total LACT units to six. The IPO Assets, along with the LACT units placed into service in June 2014, operate within the totality of the Toledo refinery and adjacent to the Delaware City refinery. The IPO Assets did not generate third party or affiliate revenue prior to the Offering. Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to PBF MLP Predecessor.

On September 16, 2014, the Partnership entered into a contribution agreement with PBF LLC to acquire the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery (the “DCR West Rack Acquisition”). The DCR West Rack Acquisition closed on September 30, 2014 (the “DCR West Rack Effective Date”). In addition, on December 2, 2014, the Partnership entered into an additional contribution agreement with PBF LLC to acquire a tank farm and related facilities located at PBF Energy’s Toledo refinery (the “Toledo Storage Facility”), including a propane storage and loading facility

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

(the “Toledo Storage Facility Acquisition”). The Toledo Storage Facility Acquisition closed on December 11, 2014 (the “Toledo Storage Facility Effective Date”).

Effective May 15, 2015, the Partnership entered into a contribution agreement (the “Delaware City Products Pipeline and Truck Rack Acquisition”) with PBF LLC pursuant to which PBFX acquired from PBF LLC all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC (“DPC”), whose asset consists of a products pipeline and related facilities located at PBF Energy’s Delaware City refinery (the “Delaware City Products Pipeline”) and Delaware City Logistics Company LLC (“DCLC”), whose assets consist of a truck rack and related facilities located at PBF Energy’s Delaware City refinery (the “Delaware City Truck Rack”). The Delaware City Products Pipeline and Delaware City Truck Rack are collectively referred to as the “Delaware City Products Pipeline and Truck Rack”. The Delaware City Products Pipeline and Truck Rack Acquisition closed on May 15, 2015 (the “Delaware City Products Pipeline and Truck Rack Effective Date”).

The transactions entered into after the Offering are collectively referred to as “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, Toledo Truck Terminal, DCR West Rack, Toledo Storage Facility and the Delaware Products Pipeline and Truck Rack are collectively referred to as the “Contributed Assets.”

The financial statements presented in this Annual Report on Form 10-K include the consolidated financial results of PBF MLP Predecessor (the “Predecessor”), PBFX’s predecessor for accounting purposes, for periods presented through May 13, 2014, and the consolidated financial results of PBFX for the period beginning May 14, 2014, the date of the Offering. The balance sheet as of December 31, 2015, presents solely the consolidated financial position of PBFX and the balance sheet as of December 31, 2014, presents the combined financial position of PBFX and the Delaware City Products Pipeline and Truck Rack. PBFX recorded the DCR West Rack Acquisition, the Toledo Storage Facility Acquisition and the Delaware City Products Pipeline and Truck Rack Acquisition at PBF Energy’s historical book value, as the acquisitions were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of the Predecessor and PBFX contained herein to include the historical results of the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack acquired prior to the effective date of each transaction. The financial statements of our Predecessor, the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack have been prepared from the separate records maintained by subsidiaries of PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if they were operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate expenses applicable to PBF Energy as a whole. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion.

2. SUMMARY OF ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less, but exclude debt or equity securities classified as marketable securities.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Marketable Securities
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX’s investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs (as defined below). The terms of the marketable securities range from one to three months and are classified on the balance sheet as non-current assets. The gross unrecognized holding gains and losses as of December 31, 2015 and 2014 were not material. As of December 31, 2015, these investments are used as collateral to secure the Term Loan (as defined below) and are intended to be used only to fund future capital expenditures.

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
PBFX’s depreciable property, plant and equipment are comprised of storage, pipelines, terminals and equipment which are depreciated using the straight-line method over estimated useful lives of 5-25 years.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Revenue Recognition
PBFX recognizes revenue for crude oil and refined products terminaling, storing and pipeline services based on the greater of contractual minimum volume throughput commitments or the delivery of actual volumes transferred based on contractual rates applied to throughput volumes. Prior to the Offering and effective date of the Acquisitions from PBF, PBFX’s assets were part of the integrated operations of PBF Energy. With the exception of the Delaware City Products Pipeline the operation of our assets did not generate third-party or inter-entity revenue. Prior to August 2013, DPC had a contract with Morgan Stanley Capital Group (“MSCG”) which generated revenue by charging fees for transporting refined products on the Delaware City Products Pipeline. On completion of this contract, inter-entity revenue generated from DCR on the Delaware City Products Pipeline was recognized.
The Predecessor, with the exception of the revenue generated by the Delaware Products Pipeline, generally recognized only the costs and did not record revenue associated with the receiving, handling and transferring services provided to PBF Energy on an intercompany basis. Following the closing of the Offering and Acquisitions from PBF, PBFX’s revenues were generated by commercial agreements with subsidiaries of PBF Energy.

Unit-Based Compensation
PBF GP provides unit-based compensation to certain officers, non-employee directors and seconded employees of our general partner or its affiliates, consisting of phantom units. The fair value of PBFX’s phantom units are measured based on the fair market value of the underlying common units on the date of the grant based on the common unit closing price on the grant date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period using the straight-line method. Awards vest over a four year service period. The phantom unit awards may be settled in common units, cash or a combination of both. Expenses related to unit-based compensation are included in general and administrative expenses.

Net Income Per Unit
In addition to the common and subordinated units, PBFX has identified the general partner interest and IDRs as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units.
Prior to May 14, 2014, PBF Energy owned all of the limited partner interest in PBFX and, accordingly, PBFX did not calculate or report net income per unit. Net income (loss) attributable to the DCR West Rack, Toledo Storage Facility and Delaware City Products Pipeline and Truck Rack prior to the DCR West Rack Effective Date, Toledo Storage Facility Effective Date and Delaware City Products Pipeline and Truck Rack Effective Date was allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss), therefore there is no retrospective adjustment to previously reported net income per unit.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Fair Value of Financial Instruments
The estimated fair value of cash, accounts receivable, certain other current assets, accounts payable, certain accrued expenses and other current liabilities approximates their carrying value reflected in the consolidated financial statements because of the short-term maturity of the instruments.

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

Income Taxes
PBFX is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account his, her or its share of items of income, gain, loss and deduction in computing his, her or its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of PBFX’s assets, the acquisition price of such partner’s units and the taxable income allocation requirements under the Second Amended and Restated Agreement of Limited Partnership of the Partnership (“partnership agreement”). We are unable to readily determine the net difference in the bases of our assets and liabilities for financial and tax reporting purposes because individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units.
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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Partnership early adopted the new standard on its consolidated financial statements and related disclosures, which resulted in a reclassification of $9,065 and $2,152 of deferred financing costs from other assets to long-term debt as of December 31, 2015 and 2014.
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

3. INITIAL PUBLIC OFFERING

Initial Public Offering and Contribution of Assets
PBFX initially filed a registration statement on Form S-1 on July 31, 2013, and the SEC declared the registration statement effective on May 8, 2014. On May 9, 2014, PBFX’s common units began trading on the New York Stock Exchange. On May 14, 2014, PBFX completed the Offering of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the over-allotment option that was granted to the underwriters, to the public at a price of $23.00 per unit. Upon completion of the Offering, PBF LLC owned 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in the Partnership, all of the incentive distribution rights in the Partnership and the non-economic general partner interest in the Partnership.
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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

•	DCR distributed all of the interests in Delaware City Terminaling and TRC distributed the Toledo Truck Terminal, in each case, to PBF Holding at their historical cost.

•
PBF Holding contributed, at their historical costs, (i) all of the interests in Delaware City Terminaling and (ii) the Toledo Truck Terminal to the Partnership in exchange for (a) 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in the Partnership, (b) all of the Partnership’s IDRs, (c) the right to receive a distribution of $30,000 from the Partnership as reimbursement for certain preformation capital expenditures attributable to the IPO Assets, and (d) the right to receive a distribution of $298,664; and in connection with the foregoing, the Partnership redeemed PBF Holding’s initial partner interests in the Partnership for $1.

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

4. ACQUISITIONS
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
Toledo Storage Facility Acquisition
On December 2, 2014, the Partnership entered into a Contribution Agreement with PBF LLC (the “Contribution Agreement III”). Pursuant to the terms of the Contribution Agreement III, PBF LLC contributed to the Partnership all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC (“Toledo Terminaling”), whose assets consist of a tank farm and related facilities located at PBF Energy’s

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Toledo refinery, including a propane storage and loading facility, for total consideration payable to PBF LLC of $150,000, consisting of $135,000 of cash and $15,000 of Partnership common units, or 620,935 common units. The Toledo Storage Facility Acquisition closed on December 11, 2014. The cash consideration was funded by the Partnership from the proceeds from the sale of $30,000 in marketable securities and $105,000 in borrowings under the Revolving Credit Facility. The Partnership borrowed an additional $30,000 under its Revolving Credit Facility to repay $30,000 of its Term Loan in order to release the $30,000 in marketable securities that had collateralized the Term Loan.
Delaware City Products Pipeline and Truck Rack Acquisition
On May 5, 2015, the Partnership entered into a contribution agreement between the Partnership and PBF LLC (the “Contribution Agreement IV”). Pursuant to the terms of the Contribution Agreement IV, PBF LLC contributed to the Partnership all of the issued and outstanding limited liability company interests of DPC and DCLC, whose assets consist of a products pipeline, truck rack and related facilities located at PBF Energy’s Delaware City refinery for total consideration payable to PBF LLC of $143,000, consisting of $112,500 of cash and $30,500 of Partnership common units, or 1,288,420 common units. The cash consideration was funded by the Partnership with $88,000 in proceeds from the Partnership’s 6.875% Senior Notes due 2023, sale of approximately $700 in marketable securities and $23,800 in borrowings under the Partnership’s Revolving Credit Facility. The Delaware City Products Pipeline and Truck Rack acquisition closed on May 15, 2015. The Partnership borrowed an additional $700 under its Revolving Credit Facility to repay $700 of its outstanding Term Loan in order to release the $700 in marketable securities that had collateralized PBFX’s Term Loan.
Total transaction costs of approximately $830 and $1,100 were expensed and are included in general and administrative expense in the consolidated statement of operations for the years ended December 31, 2015 and 2014.
In connection with the Acquisitions from PBF, the Partnership entered into commercial agreements with PBF Holding and amended and restated omnibus and operational services agreements with PBF Holding. See Note 11—Related Party Transactions, for a summary of the terms of these agreements.
As the Acquisitions from PBF were considered transfers of businesses between entities under common control, the DCR West Rack was transferred at its historical carrying value of $39,279 on September 30, 2014, the Toledo Storage Facility was transferred at its historical carrying value of $54,426 on December 11, 2014 and the Delaware City Products Pipeline and Truck Rack were transferred at their historical carrying value of $15,975 on May 15, 2015. The historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack as if it was owned by the Partnership for all periods presented. Net income (loss) attributable to the DCR West Rack, Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack prior to their respective effective dates were allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss), therefore there is no retrospective adjustment to net income per unit.
The following tables present the Partnership’s statement of financial position and results of operations giving effect to the Acquisitions from PBF. For the years ended December 2015, 2014 and 2013, the consolidated results of the DCR West Rack prior to the DCR West Rack acquisition are included under “DCR West Rack,” the consolidated results of the Toledo Storage Facility prior to the Toledo Storage Facility Acquisition are included under “Toledo Storage Facility,” and the consolidated results of the Delaware City Products Pipeline and Truck Rack prior to the Delaware City Products Pipeline and Truck Rack Acquisition are included under “Delaware City Products Pipeline and Truck Rack”. The consolidated results of the DCR Rail Terminal and the Toledo Truck Rack are included in “Predecessor.”

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	December 31, 2014
	PBF Logistics	Delaware City Products Pipeline and Truck Rack	Consolidated
Assets
Current assets:
Cash and cash equivalents	$14,165	$—	$14,165
Accounts receivable - affiliates	11,630	—	11,630
Prepaid expenses and other current assets	295	102	397
Total current assets	26,090	102	26,192

Property, plant and equipment, net	130,779	16,088	146,867
Marketable securities	234,930	—	234,930
Other assets, net	—	—	—
Total assets	$391,799	$16,190	$407,989

Liabilities
Current liabilities:
Accounts payable - affiliates	$3,223	$—	$3,223
Accounts payable and accrued liabilities	1,021	477	1,498
Total current liabilities	4,244	477	4,721

Long-term debt	507,848	—	507,848
Total Liabilities	512,092	477	512,569

Equity
Net investment	—	15,713	15,713
Common unitholders - Public	336,369	—	336,369
Common unitholders - PBF LLC	(167,787)	—	(167,787)
Subordinated unitholders - PBF LLC	(288,875)	—	(288,875)
Total Equity	(120,293)	15,713	(104,580)
Total Liabilities and Equity	$391,799	$16,190	$407,989

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Year Ended December 31, 2015
	PBF Logistics	Delaware City Products Pipeline and Truck Rack	Consolidated Results

Revenue:
Affiliate	$138,719	$3,383	$142,102
Third-party	—	—	—
Total revenues	138,719	3,383	142,102

Costs and expenses:
Operating and maintenance expenses	23,890	1,365	25,255
General and administrative expenses	13,408	481	13,889
Depreciation and amortization	6,306	276	6,582
Total costs and expenses	43,604	2,122	45,726

Income from operations	95,115	1,261	96,376

Other income (expense):
Interest expense, net	(19,952)	13	(19,939)
Amortization of loan fees	(1,315)	—	(1,315)
Net Income	73,848	1,274	75,122
Less: Net income attributable to Predecessor	—	1,274	1,274
Net income attributable to the Partnership	$73,848	$—	$73,848

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Year Ended December 31, 2014
	PBF Logistics (a)	DCR West Rack	Toledo Storage Facility	Delaware City Products Pipeline and Truck Rack	Consolidated Results

Revenue:
Affiliate	$49,830	$—	$—	$9,573	$59,403
Third-party	—	—	—	—	—
Total revenues	49,830	—	—	9,573	59,403

Costs and expenses:
Operating and maintenance expenses	11,710	2,305	8,349	3,851	26,215
General and administrative expenses	7,527	111	128	435	8,201
Depreciation and amortization	1,815	263	1,653	742	4,473
Total costs and expenses	21,052	2,679	10,130	5,028	38,889

Income (loss) from operations	28,778	(2,679)	(10,130)	4,545	20,514

Other income (expense):
Interest expense, net	(2,312)	—	—	5	(2,307)
Amortization of loan fees	(365)	—	—	—	(365)
Net Income (loss)	26,101	(2,679)	(10,130)	4,550	17,842
Less: Net (loss) income attributable to Predecessor	(3,863)	(2,679)	(10,130)	4,550	(12,122)
Net income attributable to the Partnership	$29,964	$—	$—	$—	$29,964

(a)
The information presented includes the results of operations of the Predecessor for periods presented through May 13, 2014 and of PBFX for the period beginning May 14, 2014, the date PBFX commenced operations.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Year ended December 31, 2013
	Predecessor	DCR West Rack	Toledo Storage Facility	Delaware City Products Pipeline and Truck Rack	Consolidated Results

Revenue:
Affiliate	$—	$—	$—	$5,073	$5,073
Third-party	—	—	—	3,440	3,440
Total revenues	—	—	—	8,513	8,513

Costs and expenses:
Operating and maintenance expenses	6,024	—	7,887	3,494	17,405
General and administrative expenses	1,834	78	112	428	2,452
Depreciation and amortization	1,032	—	1,334	705	3,071
Total costs and expenses	8,890	78	9,333	4,627	22,928

(Loss) income from operations	(8,890)	(78)	(9,333)	3,886	(14,415)

Other income (expense):
Interest expense, net	—	—	—	13	13
Amortization of loan fees	—	—	—	—	—
Net loss (income)	(8,890)	(78)	(9,333)	3,899	(14,402)
Less: Net (loss) income attributable to Predecessor	(8,890)	(78)	(9,333)	3,899	(14,402)
Net income attributable to the Partnership	$—	$—	$—	$—	$—

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, consisted of the following:

	December 31, 2015	December 31, 2014

Land	$2,417	$2,329
Terminals and equipment	80,718	81,826
Pipelines	18,546	17,250
Storage facilities	60,959	55,006
Construction in progress	5	972
	162,645	157,383
Accumulated depreciation	(17,097)	(10,516)
Property, plant and equipment, net	$145,548	$146,867
Capitalized interest in connection with construction in progress during 2015 and 2014 was $0 and $2,179, respectively.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

6. DEBT
On May 14, 2014, in connection with the closing of the Offering, the Partnership entered into a five-year, $275,000 senior secured revolving credit facility (the “Revolving Credit Facility”) and a three-year, $300,000 term loan facility (the “Term Loan”), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The Revolving Credit Facility was increased from $275,000 to $325,000 in December 2014.
The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The Partnership can increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $275,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25,000 sublimit for standby letters of credit and a $25,000 sublimit for swingline loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations designated by the Partnership are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on all the Partnership’s assets (including the Partnership’s equity interests in Delaware City Terminaling) and those of the Partnership’s restricted subsidiaries (other than excluded assets and a guaranty of collection from PBF LLC). The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.
The Term Loan was used to fund a distribution to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash or U.S. Treasury securities in an amount equal to or greater than the outstanding principal amount. Borrowings under the Term Loan bear interest either at the Base Rate (as defined in the Term Loan), or at LIBOR plus an applicable margin equal to 0.25%.
The Revolving Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature which, among other things, limit or restrict the Partnership’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material contracts, engage in certain business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements or enter into transactions with affiliates on terms which are not arm’s length. The Term Loan contains affirmative and negative covenants customary for term loans of this nature which, among other things, limit the Partnership’s use of the proceeds and restrict the Partnership’s ability to incur liens and enter into burdensome agreements.
Additionally, under the terms of the Revolving Credit Facility, the Partnership is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as the Partnership obtains an investment grade credit rating, the Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Facility), of at least 2.50 to 1.00; (b) Consolidated Total Leverage Ratio (as defined in the Revolving Credit Facility) of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) the Partnership has issued at least $100,000 of unsecured notes, and (ii) in addition to clause (i), upon consummation of a material permitted acquisition (as defined in the Revolving Credit Facility) and for two-hundred seventy days immediately thereafter (an “Increase Period”), if elected by the Partnership by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted Consolidated Total Leverage Ratio shall be increased by 0.50 above the otherwise relevant level (the “Step-Up”), provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up); and (c) after the Partnership has issued at least $100,000 of unsecured notes, the Consolidated Senior Secured Leverage Ratio (as defined in the Revolving Credit Facility) of not greater than 3.50 to 1.00. The Revolving Credit Facility generally prohibits the Partnership from making cash distributions (subject to certain exceptions) except for so long as no default or event of default exists or would be caused thereby, and only to the

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

extent permitted by the partnership agreement, the Partnership may make cash distributions to unitholders up to its the amount of the Partnership’s Available Cash (as defined in the partnership agreement).
The Revolving Credit Facility and Term Loan contain events of default customary for transactions of their nature, including, but not limited to (and subject to any applicable grace periods), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the Revolving Credit Facility or related documentation, any representation or warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in the Partnership’s ownership or the ownership or board composition of PBF GP and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against the Partnership and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.
At December 31, 2015, PBFX had $24,500 of borrowings and $2,000 of letters of credit outstanding under the Revolving Credit Facility and $234,200 outstanding under the Term Loan.

Senior Notes
On May 12, 2015, the Partnership entered into an Indenture (the “Indenture”) among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership (“PBF Finance,” and together with the Partnership, the “Issuers”), the Guarantors (as defined below) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the “2023 Notes”). The initial purchasers in the offering purchased $330,090 aggregate principal amount of 2023 Notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended, and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining $19,910 aggregate principal amount of 2023 Notes in a separate private placement transaction. The Issuers received net proceeds of approximately $343,000 from the offering after deducting the initial purchasers’ discount and offering expenses, and used such proceeds to pay $88,000 of the cash consideration due in connection with the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $255,000 of outstanding indebtedness under the Revolving Credit Facility.
The 2023 Notes are guaranteed on a senior unsecured basis by Delaware City Terminaling, Toledo Terminaling Company LLC (“Toledo Terminaling”), DPC and DCLC (collectively, the “Guarantors” and each a “Guarantor”). In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. The 2023 Notes are general senior unsecured obligations of the Issuers and are equal in right of payment with all of the Issuers’ existing and future senior indebtedness, including amounts outstanding under the Revolving Credit Facility and Term Loan. The 2023 Notes will be senior to any future subordinated indebtedness the Issuers may incur. The 2023 Notes are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured debt, including the Revolving Credit Facility and Term Loan, to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of the Partnership’s subsidiaries that do not guarantee the 2023 Notes. The Partnership will pay interest on the 2023 Notes semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2015. The 2023 Notes will mature on May 15, 2023.
The Indenture contains customary terms, events of default and covenants for transactions of this nature. These covenants include limitations on the Partnership’s and its restricted subsidiaries’ ability to, among other things: (i) make investments, (ii) incur additional indebtedness or issue preferred units, (iii) pay dividends or make distributions on units or redeem or repurchase our subordinated debt, (iv) create liens, (v) incur dividend or other payment restrictions affecting subsidiaries, (vi) sell assets, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Fair Value Measurement
The estimated fair values of the Revolving Credit Facility and Term Loan approximate their carrying values, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the 2023 Notes, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $321,722 at December 31, 2015. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs, was approximately $608,700 and $580,422 as of December 31, 2015 and $510,000 and $510,000 as of December 31, 2014, respectively.

Debt Maturities
Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2016	$—
2017	234,200
2018	—
2019	24,500
2020	—
Thereafter	350,000
Total debt outstanding	608,700
Unamortized debt issuance costs	(9,065)
Net carrying value of debt	$599,635

7. EQUITY
PBFX had 15,924,676 common units held by the public outstanding as of December 31, 2015. PBF Energy owns 2,572,944 of PBFX’s common units and 15,886,553 of PBFX’s subordinated units constituting an aggregate of 53.7% of PBFX’s limited partner interest as of December 31, 2015. In accordance with the partnership agreement, PBF Energy’s subordinated units will convert into common units on a one-for-one basis once PBFX has met specified distribution targets and successfully completed other tests set forth in the partnership agreement.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Issuance of Additional Interests
The partnership agreement authorizes PBFX to issue an unlimited number of additional partnership interests for the consideration and on the terms and conditions determined by PBFX’s general partner without the approval of the unitholders. In 2015, 137,007 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (“LTIP”) vested into common units held by certain directors, officers and current and former employees of our general partner or its affiliates. In addition, on May 14, 2015, PBFX partially funded the Delaware City Products Pipeline and Truck Rack Acquisition with $30,500 of Partnership common units, or 1,288,420 common units. During 2014, PBFX partially funded the Acquisitions from PBF with $30,000 of Partnership common units, or 1,210,471 common units. It is possible that PBFX will fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests.
Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash. Refer to Note 8 “Unit-Based Compensation” of our Notes to Consolidated Financial Statements for further information.

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

Percentage Allocations of Available Cash from Operating Surplus

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and PBF LLC (in its capacity as the holder of PBFX’s IDRs) based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of PBF LLC and the unitholders in any available cash from operating surplus PBFX distributes up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for PBFX’s unitholders and PBF LLC for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for PBF LLC assume that there are no arrearages on common units and that PBF LLC continues to own all of the IDRs.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

The tables below summarize our 2015 and 2014 quarterly distribution cash declarations, payments and scheduled payments through March 8, 2016:

	2015
	Declaration Date	Record Date	Payment Date	Quarterly Distribution per Common and Subordinated Unit
First quarter	April 30	May 15	May 29	$0.35
Second quarter	July 30	August 14	August 31	0.37
Third quarter	October 29	November 13	November 30	0.39
Fourth quarter	February 11, 2016	February 22, 2016	March 8, 2016	0.41
Total				$1.52

	2014
	Declaration Date	Record Date	Payment Date	Quarterly Distribution per Common and Subordinated Unit
Second quarter (1)	August 1	August 15	August 29	$0.16
Third quarter	October 27	November 14	November 28	0.30
Fourth quarter	February 6, 2015	February 23, 2015	March 4, 2015	0.33
Total				$0.79
____________________
(1) Represents the period from May 14, 2014, the date of the Offering, to June 30, 2014.
Our distributions are declared subsequent to quarter end. The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Year ended December 31, 2015	Year ended December 31, 2014
IDR - PBF LLC	$1,118	$—
Limited partners’ distributions:
Common units – public	24,843	12,706
Common units – PBF LLC	3,911	635
Subordinated units – PBF LLC	24,148	12,551
Total distributions	54,020	25,892
Total cash distributions (1)	$53,319	$25,763
____________________
(1) Excludes phantom unit distributions which are accrued and paid upon vesting.

8. UNIT-BASED COMPENSATION
PBF GP’s board of directors adopted the PBF Logistics LP 2014 Long-Term Incentive Plan (the “LTIP ”) in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.
In 2015 and 2014, PBFX issued phantom unit awards under the LTIP to certain directors, officers and seconded employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common units on that date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period of four years, using the straight-line method. Total unrecognized

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

compensation cost related to PBFX’s nonvested phantom units totaled $8,316 as of December 31, 2015, which is expected to be recognized over a weighted-average period of four years. The fair value of nonvested service phantom units outstanding as of December 31, 2015, totaled $10,109.
In 2015, certain of PBF GP’s officers and seconded employees, received accelerated vesting of their phantom units pursuant to the terms of their grant agreement or through board resolutions. Unit-based compensation expense related to the Partnership that was included in general and administrative expense in the Partnership’s consolidated statements of operations was $4,279 and $1,086 for the years ended December 31, 2015 and 2014, inclusive of $1,459 associated with the accelerated vesting of certain phantom units described above, for the year ended December 31, 2015.
A summary of PBFX’s unit award activity for the year ended December 31, 2015, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	—	$—
Granted	285,522	26.57
Vested	—	—
Forfeited	(10,000)	26.74
Nonvested at December 31, 2014	275,522	26.56
Granted	266,360	23.92
Vested	(137,007)	25.83
Forfeited	(1,500)	26.74
Nonvested at December 31, 2015	403,375	$25.06
PBFX’s long-term incentive plans provide for the issuance of distribution equivalent rights (“DERs”) in connection with phantom unit awards.  A DER entitles the participant to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the participant and the cash distribution per common unit paid by PBFX to its common unitholders.  Cash payments made in connection with DERs are charged to partners’ equity, accrued and paid upon vesting.

9. NET INCOME PER UNIT
Net income per unit is calculated for the Partnership only for periods after the Offering as no units were outstanding prior to May 14, 2014. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to PBFX’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.
Diluted net income per unit includes the effects of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. Diluted net income per unit excludes the effects of 403,375 and 254,000 phantom units because they were anti-dilutive for the year ended December 31, 2015 and 2014, respectively. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, PBFX has also identified the general partner interest and incentive distribution rights as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. In 2015 and 2014, the Partnership issued 1,288,420 and 1,210,471 additional common units to PBF LLC in conjunction with the Acquisition from PBF. As of December 31, 2014, there were no incentive distribution right amounts available for distribution to PBF LLC. Therefore, net income available to the limited partner units was not reduced.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings less than distributions:

	Year ended December 31, 2015	Year ended December 31, 2014
Net income	$75,122	$17,842
Less distributions declared on:
Limited partner common units - public	24,843	12,706
Limited partner common units - PBF LLC	3,911	635
Limited partner subordinated units - PBF LLC	24,148	12,551
Incentive distribution rights - PBF LLC	1,118	—
Total distributions declared	54,020	25,892
Earnings less distributions	$21,102	$(8,050)

	Year ended December 31, 2015
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	General Partner - PBF LLC	Total
Net income (loss):
Distributions declared	$24,843	$3,911	$24,148	$1,118	$54,020
Earnings less distributions	9,763	674	10,509	156	21,102
Net income (loss)	$34,606	$4,585	$34,657	$1,274	$75,122

Weighted-average units outstanding - basic	15,856,217	2,099,935	15,886,553
Weighted-average units outstanding - diluted	15,856,217	2,099,935	15,886,553

Net income per limited partner unit - basic	$2.18	$2.18	$2.18
Net income per limited partner unit - diluted	$2.18	$2.18	$2.18

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Year ended December 31, 2014
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	General Partner - PBF LLC	Total
Net income (loss):
Distributions declared	$12,706	$635	$12,551	$—	$25,892
Earnings less distributions	2,034	(220)	2,258	(12,122)	(8,050)
Net income (loss)	$14,740	$415	$14,809	$(12,122)	$17,842

Weighted-average units outstanding - basic	15,812,500	355,302	15,886,553
Weighted-average units outstanding - diluted	15,814,525	355,302	15,886,553

Net income per limited partner unit - basic	$0.93	$1.17	$0.93
Net income per limited partner unit - diluted	$0.93	$1.17	$0.93

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
2014 Commercial Agreements
Delaware City Rail Terminaling Services Agreement
In connection with the Offering, PBFX entered into a rail terminaling services agreement with PBF Holding (the “DCR Terminaling Agreement”) under which it provides terminaling services at the DCR Rail Terminal. The initial term of the DCR Terminaling Agreement is approximately seven years after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 75,000 barrels per day (“bpd”) through September 30, 2014 and of at least 85,000 bpd for each quarter thereafter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel for volumes that exceed the minimum throughput commitment. PBFX also receives fees from PBF Holding for providing related ancillary services at the terminal that are specified in the DCR Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement. Effective January 1, 2015, the terminaling service fee was increased to $2.032 per barrel up to the minimum throughput commitment and $0.508 per barrel for volumes that exceed the minimum throughput commitment.
Toledo Truck Unloading & Terminaling Services Agreement
In connection with the Offering, PBFX entered into a truck unloading and terminaling services agreement with PBF Holding (the “Toledo Terminaling Agreement”) under which it provides terminaling services at the Toledo Truck Terminal. The initial term of the Toledo Terminaling Agreement is approximately seven years after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the Toledo Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 5,500 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBFX also receives fees from PBF Holding for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement. Effective January 1, 2015, the terminaling service fee was increased to $1.016 per barrel.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The minimum throughput commitment is at least 40,000 bpd for a fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter. The terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.
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
The storage lease requires the Partnership to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the products rack and the overall capacity of the Toledo Storage Facility. PBF Holding pays a lease fee of $0.50 per barrel of shell capacity dedicated to PBF Holding under the Toledo Storage Facility Storage and Terminaling Agreement. The minimum throughput commitment for the propane storage and loading facility will be at least 4,400 bpd for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $2.52 per barrel. The storage and terminaling services fee is subject to (i) increase or decrease effective as of January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) adjustment by the amount of any increases in operating costs greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services under the Toledo Storage Facility Storage and Terminaling Agreement.
The Partnership is required to maintain the Toledo Storage Facility in a condition and with a capacity sufficient to store and handle a volume of PBF Holding’s products at least equal to the current operating capacity for the storage facility as a whole subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Toledo Storage Facility Storage and Terminaling Agreement.

2015 Commercial Agreements

Delaware Pipeline Services Agreement

On May 15, 2015, PBF Holding and Delaware Pipeline Company LLC entered into a pipeline services agreement (the “Delaware Pipeline Services Agreement”) under which the Partnership provides pipeline services

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

to PBF Holding on the Delaware City Products Pipeline. The initial term of the Delaware Pipeline Services Agreement is approximately ten years after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the Delaware Pipeline Services Agreement, PBF Holding is obligated to throughput aggregate volumes on the Delaware Products Pipeline as follows:
The minimum throughput commitment is at least 50,000 bpd for a fee equal to $0.5266 per barrel for all volumes of product received on the pipeline equal to at least the minimum throughput commitment, in any contract quarter. The pipeline service fee is subject to (i) increase or decrease effective as of July 1 of each year, by the amount of any change in any inflationary index promulgated by the Federal Energy Regulatory Commission (“FERC”) in accordance with FERC’s indexing methodology or (ii) in the event that FERC terminates its indexing methodology during the term of the agreement, by a percentage equal to the change in the CPI-U (All Urban Consumers). Effective July 1, 2015, the pipeline service fee was raised to $0.5507 per barrel, due to an increase in the FERC tariff.

Delaware City Truck Loading Services Agreement

On May 15, 2015, PBF Holding and Delaware City Logistics Company LLC entered into a terminaling services agreement (the “Delaware City Truck Loading Services Agreement”) under which the Partnership provides terminaling services to PBF Holding at the Delaware City Truck Rack. The initial term of the Delaware City Truck Loading Services Agreement is approximately ten years after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the Delaware City Truck Loading Services Agreement, PBF Holding is obligated to throughput aggregate volumes on the Delaware City Truck Rack as follows:
The minimum throughput commitment is (i) at least 30,000 bpd of gasoline, diesel and heating oil for a fee equal to $0.462 per barrel; and (ii) at least 5,000 bpd of propane and propylene for a fee equal to $2.52 for all volumes of product loaded into trucks at the terminal equal to at least the minimum throughput commitment, in any contract quarter. The terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, commencing on January 1, 2016, by the amount of any change in the Producer Price Index provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Delaware City Truck Loading Services Agreement.
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
The Omnibus Agreement addresses the following matters:

•
the Partnership’s obligation to pay PBF LLC an administrative fee, in the initial amount of $2,300 per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under the partnership agreement);

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

•
PBF Holding’s agreement to reimburse the Partnership for certain expenditures up to $20,000 per event (net of any insurance recoveries) related to the Contributed Assets for a period of five years after the closing of the Offering, and PBFX’s agreement to bear the costs associated with the expansion of the DCR Rail Terminal crude unloading capability.

On September 30, 2014, the Omnibus Agreement was amended and restated in connection with the DCR West Rack Acquisition (the “A&R Omnibus Agreement”). The annual fee payable under the A&R Omnibus Agreement increased from $2,300 to $2,525. On December 12, 2014, the A&R Omnibus Agreement was amended and restated in connection with the Toledo Storage Facility Acquisition (the “Second A&R Omnibus Agreement”). The Second A&R Omnibus Agreement clarifies the reimbursements to be made by the Partnership to PBF LLC and from PBF LLC to the Partnership. The Second A&R Omnibus Agreement incorporates the Toledo Storage Facility into its provisions and increased the annual administrative fee to be paid by the Partnership to PBF Energy from $2,525 to $2,700. Pursuant to the Omnibus Agreement, as amended, the annual fee of $2,700 per year was reduced to $2,225 per year effective as of January 1, 2015. On May 15, 2015, the Second A&R Omnibus Agreement was amended and restated in connection with the Delaware City Products Pipeline and Truck Rack Acquisition (the “Third A&R Omnibus Agreement”) resulting in an increase in the annual administrative fee from $2,225 to $2,350.
Prior to the closing of the Offering and the Acquisitions from PBF, PBF Energy allocated to the Predecessor the estimated cost of providing executive and administrative services based on an estimate of the time devoted by PBF Holding employees to provide such services to the Predecessor. General and administrative expenses in the consolidated statement of operations include aggregate payments and reimbursements paid to PBF Holding and PBF LLC under the omnibus agreements for periods after the closing of the Offering and the Acquisitions from PBF and amounts allocated to the Predecessor by PBF Holding prior to the closing of the Offering and the Acquisitions from PBF.

Services Agreement
In connection with the Offering, PBFX entered into an Operation and Management Services and Secondment Agreement (the “Services Agreement”) with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provides PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. PBFX paid an initial annual fee of $490 to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.
On September 30, 2014, the Services Agreement was amended and restated in connection with the DCR West Rack Acquisition (the “A&R Services Agreement”). The annual fee payable under the A&R Services Agreement increased from $490 to $797. On December 12, 2014, the A&R Services Agreement was amended and restated for the Toledo Storage Facility Acquisition (the “Second A&R Services Agreement”). The annual fee payable under the Second A&R Services Agreement increased from $797 to $4,400. On May 15, 2015, the Second A&R Services Agreement was amended and restated in connection with the Delaware City Pipeline and Truck Rack Acquisition (the “Third A&R Services Agreement”) resulting in an increase in the annual fee payable from $4,400 to $4,486. All fees to be paid pursuant to the Third A&R Services Agreement are indexed for inflation.
Prior to the closing of the Offering and the Acquisitions from PBF, PBF Energy allocated to the Predecessor the estimated cost of providing operation and management services based on an estimate of the time devoted by PBF Holding employees to provide such services to the Predecessor. Operating and maintenance expenses in the consolidated statement of operations include aggregate payments and reimbursements paid to PBF Holding and PBF LLC under the services agreements for periods after the closing of the Offering and the Acquisitions from

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

PBF and amounts allocated to the Predecessor by PBF Holding prior to the closing of the Offering and the Acquisitions from PBF.

A summary of revenue and expense transactions with our affiliates, including expenses directly charged and allocated to PBFX and our Predecessor, is as follows:

	Year Ended December 31,
	2015	2014	2013
Revenues	$142,102	$59,403	$5,073
Operating and maintenance expenses	4,533	2,298	1,709
General and administrative expenses	5,297	3,600	1,573

12. SEGMENT INFORMATION
The Partnership’s operations are organized into two reportable segments, Transportation and Terminaling; and Storage. Operations that are not included in the Transportation and Terminaling; and Storage segments are included in Corporate. Intersegment transactions are eliminated in the consolidated financial statements and are included in Eliminations.
Our Transportation and Terminaling segment consists of the following assets:
•light crude oil rail unloading terminal which serves PBF Energy’s Delaware City and Paulsboro refineries;
•a heavy crude oil unloading facility which serves PBF Energy’s Delaware City refinery;
•a crude oil truck unloading terminal, which serves PBF Energy’s Toledo refinery, currently comprised of LACT units; and
•a propane truck loading facility which is part of PBF Energy’s Toledo, Ohio refinery;
•the Delaware City Products Pipeline, which consists of an interstate petroleum products pipeline; and
•the Delaware City Truck Rack, which consists of a truck loading rack utilized to distribute gasoline and distillates.
Our Storage segment consists of the following asset:
•a tank farm which is part of PBF Energy’s Toledo, Ohio refinery. The tank farm consists of a storage facility which services the Toledo refinery and consists of tanks for storing crude oil, refined products and intermediates.
With the exception of revenue generated by the Delaware City Products Pipeline, prior to the Offering and Acquisitions from PBF the operation of our assets did not generate third-party or inter-entity revenue. PBFX generates revenue from commercial agreements entered into with PBF Holding under which PBF Holding pays the Partnership fees for terminaling and storage of crude oil and refined products. The commercial agreements with PBF Holding are described in Note 11. The Partnership does not have any foreign operations.
The operating segments adhere to the accounting polices used for the combined consolidated financial statements, as described in Note 2. The Partnership’s operating segments are strategic business units that offer different services in different geographical locations. PBFX has evaluated the performance of each segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

are included in Corporate as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the segment, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with a specific operating segment.

	Year Ended December 31, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$120,750	$21,352	$—	$142,102
Depreciation and amortization expense	3,943	2,639	—	6,582
Income (loss) from operations	99,730	10,535	(13,889)	96,376
Interest expense, net and amortization of loan fees	—	—	21,254	21,254
Capital expenditures	246	1,800	—	2,046

	Year Ended December 31, 2014
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$58,205	$1,198	$—	$59,403
Depreciation and amortization expense	2,694	1,779	—	4,473
Income (loss) from operations	36,655	(7,940)	(8,201)	20,514
Interest expense, net and amortization of loan fees	—	—	2,672	2,672
Capital expenditures	32,279	15,526	—	47,805

	Year Ended December 31, 2013
	Predecessor
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$8,513	$—	$—	$8,513
Depreciation and amortization expense	1,739	1,332	—	3,071
Income (loss) from operations	(3,987)	(7,976)	(2,452)	(14,415)
Interest income	—	—	(13)	(13)
Capital expenditures	28,400	18,792	—	47,192

	Balance at December 31, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$112,826	$56,846	$253,230	$422,902

	Balance at December 31, 2014
	Predecessor
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$105,631	$53,038	$249,320	$407,989

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. SUBSEQUENT EVENTS

Cash distribution
On February 11, 2016, PBF GP’s board of directors declared a cash distribution, based on the results of the fourth quarter of 2015, of $0.41 per unit. The distribution is payable on March 8, 2016 to PBFX unitholders of record at the close of business on February 22, 2016.

Plains Asset Purchase
On February 2, 2016, PBFX announced that its wholly-owned subsidiary, PBF Logistics Products Terminals LLC, entered into an agreement to purchase the assets of four refined product terminals located in the greater Philadelphia region from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of $100,000 (the "Plains Asset Purchase").

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS

Delaware City Logistics Company LLC, Delaware Pipeline Company LLC, Delaware City Terminaling Company LLC, and Toledo Terminaling Company LLC are 100% owned subsidiaries of the Partnership and serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, among the Partnership, PBF Logistics Finance, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.”

The 2023 Notes were co-issued by PBF Logistics Finance. For purposes of the following footnote, PBF Logistics Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following supplemental combining and consolidating financial information reflects the Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries, the combining and consolidating adjustments and eliminations and the Issuer’s consolidated accounts for the dates and periods indicated. For purposes of the following combining and consolidating information, the Issuer’s Investment in its subsidiaries and the Guarantor Subsidiaries’ Investment in its subsidiaries are accounted for under the equity method of accounting.

Prior to the closing of the Offering on May 14, 2014, all of the Guarantor Subsidiaries and related assets were previously owned by PBF LLC. As a result, Issuer financial statement information is not available or applicable for any periods prior to May 14, 2014, and any financial information prior to such date would be entirely attributable to the Guarantor Subsidiaries column of the consolidating financial statements of PBFX.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING BALANCE SHEET

	December 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$18,678	$—	$—	$—	$18,678
Accounts receivable - affiliate	—	23,949	—	—	23,949
Prepaid expense and other current assets	290	179	—	—	469
Due from related parties	1,287	127,373	—	(128,660)	—
Total current assets	20,255	151,501	—	(128,660)	43,096

Property, plant and equipment, net	—	145,548	—	—	145,548
Investment in subsidiaries	292,411	—	—	(292,411)	—
Marketable Securities	234,258	—	—	—	234,258
Total assets	$546,924	$297,049	$—	$(421,071)	$422,902

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliate	$574	$2,864	$—	$—	$3,438
Accounts payable and accrued liabilities	5,017	487	—	—	5,504
Due to related parties	127,373	1,287	—	(128,660)	—
Total current liabilities	132,964	4,638	—	(128,660)	8,942

Long-term debt	599,635	—	—	—	599,635
Total liabilities	732,599	4,638	—	(128,660)	608,577

Commitments and contingencies

Equity:
Net investment	—	292,411	—	(292,411)	—
Common unitholders - Public (15,924,676 units issued and outstanding, as of December 31, 2015)	340,317	—	—	—	340,317
Common unitholder - PBF LLC (2,572,944 units issued and outstanding, as of December 31, 2015)	(248,363)	—	—	—	(248,363)
Subordinated unitholder - PBF LLC (15,886,553 units issued and outstanding)	(277,094)	—	—	—	(277,094)
IDR holder - PBF LLC	(535)	—	—	—	(535)
Total equity	(185,675)	292,411	—	(292,411)	(185,675)
Total liabilities and equity	$546,924	$297,049	$—	$(421,071)	$422,902

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING BALANCE SHEET

	December 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$14,165	$—	$—	$—	$14,165
Accounts receivable - affiliate	—	11,630	—	—	11,630
Prepaid expense and other current assets	224	173	—	—	397
Due from related parties	245	24,393	—	(24,638)	—
Total current assets	14,634	36,196	—	(24,638)	26,192

Property, plant and equipment, net	—	146,867	—	—	146,867
Investment in subsidiaries	163,835	—	—	(163,835)	—
Marketable Securities	234,930	—	—	—	234,930
Total assets	$413,399	$183,063	$—	$(188,473)	$407,989

LIABILITIES AND EQUITY
Current liabilities:
Accounts Payable - affiliate	481	2,742	—	—	3,223
Accounts Payable and accrued liabilities	970	528	—	—	1,498
Due to related parties	24,393	245	—	(24,638)	—
Total current liabilities	25,844	3,515	—	(24,638)	4,721

Long-term debt	507,848	—	—	—	507,848
Total liabilities	533,692	3,515	—	(24,638)	512,569

Commitments and contingencies

Equity:
Net investment	—	179,548	—	(163,835)	15,713
Common unitholders - Public (15,812,500 units issued and outstanding)	336,369	—	—	—	336,369
Common unitholders - PBF LLC (74,053 units issued and outstanding)	(167,787)	—	—	—	(167,787)
Subordinated unitholders - PBF LLC (15,886,553 units issued and outstanding)	(288,875)	—	—	—	(288,875)
Total equity	(120,293)	179,548	—	(163,835)	(104,580)
Total liabilities and equity	$413,399	$183,063	$—	$(188,473)	$407,989

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF OPERATIONS

	Year-ended December 31, 2015
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues from affiliates	$—	$142,102	$—	$—	$142,102

Operating costs and expenses
Operating and maintenance expenses	—	25,255	—	—	25,255
General and administrative expenses	13,408	481	—	—	13,889
Depreciation and amortization expense	—	6,582	—	—	6,582
Total operating costs and expenses	13,408	32,318	—	—	45,726

Operating income (loss)	(13,408)	109,784	—	—	96,376

Other income (expenses)
Equity in earnings	109,797	—	—	(109,797)	—
Interest expenses net and other financing costs	(19,952)	13	—	—	(19,939)
Amortization of loan fees	(1,315)	—	—	—	(1,315)
Other income, net	—	—	—	—	—
Net income (loss)	75,122	109,797	—	(109,797)	75,122
Less: Net income attributable to Predecessor	—	1,274	—	—	1,274
Net income attributable to the Partnership	$75,122	$108,523	$—	$(109,797)	$73,848

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF OPERATIONS

	Year-ended December 31, 2014
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues from affiliates	$1,905	$57,498	$—	$—	$59,403

Operating costs and expenses
Operating and maintenance expenses	185	26,030	—	—	26,215
General and administrative expenses	6,386	1,815	—	—	8,201
Depreciation and amortization expense	27	4,446	—	—	4,473
Total operating costs and expenses	6,598	32,291	—	—	38,889

Operating income (loss)	(4,693)	25,207	—	—	20,514

Other income (expenses)
Equity in earnings	25,212	—	—	(25,212)	—
Interest expenses net and other financing costs	(2,312)	5	—	—	(2,307)
Amortization of loan fees	(365)	—	—	—	(365)
Other income, net	—	—	—	—	—
Net income (loss)	17,842	25,212	—	(25,212)	17,842
Less: Net loss attributable to Predecessor	—	(12,122)	—	—	(12,122)
Net income attributable to the Partnership	$17,842	$37,334	$—	$(25,212)	$29,964

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$75,122	$109,797	$—	$(109,797)	$75,122
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	6,582	—	—	6,582
Amortization of deferred financing fees	1,315	—	—	—	1,315
Unit-based compensation expense	4,279	—	—	—	4,279
Equity in earnings	(109,797)	—	—	109,797	—
Changes in current assets and current liabilities:
Accounts receivable- affiliates	—	(12,319)	—	—	(12,319)
Prepaid expenses and other current assets	(66)	(51)	—	—	(117)
Accounts payable- affiliates	93	122	—	—	215
Accounts payable and accrued liabilities	3,419	69	—	—	3,488
Amounts due to/from related parties	101,938	(101,938)	—	—	—
Other assets and liabilities	(19)	—	—	—	(19)
Net cash provided by (used in) operating activities	76,284	2,262	—	—	78,546

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(2,046)	—	—	(2,046)
Purchases of marketable securities	(2,067,286)	—	—	—	(2,067,286)
Maturities of marketable securities	2,067,983	—	—	—	2,067,983
Investment in subsidiaries	(820)	—	—	820	—
Net cash provided by (used in) investing activities	(123)	(2,046)	—	820	(1,349)

Cash flows from financing activities:
Distribution to PBF LLC related to acquisitions	(112,500)	—	—	—	(112,500)
Contribution from issuer	—	820	—	(820)	—
Distribution to Parent	—	(1,036)	—	—	(1,036)
Proceeds from issuance of senior notes	350,000	—	—	—	350,000
Repayment of term loan	(700)	—	—	—	(700)
Proceeds from revolving credit facility	24,500	—	—	—	24,500
Repayment of revolving credit facility	(275,100)	—	—	—	(275,100)
Distributions to unitholders	(49,524)	—	—	—	(49,524)
Deferred financing costs	(8,324)	—	—	—	(8,324)
Net cash provided by (used in) financing activities	(71,648)	(216)	—	(820)	(72,684)

Net change in cash and cash equivalents	4,513	—	—	—	4,513
Cash and equivalents, beginning of period	14,165	—	—	—	14,165
Cash and equivalents, end of period	$18,678	$—	$—	$—	$18,678

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$17,842	$25,212	$—	$(25,212)	$17,842
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	27	4,446	—	—	4,473
Amortization of deferred financing fees	365	—	—	—	365
Unit-based compensation expense	1,086	—	—	—	1,086
Equity in earnings	(25,212)	—	—	25,212	—
Changes in current assets and current liabilities:
Accounts receivable- affiliates	—	(11,630)	—	—	(11,630)
Prepaid expenses and other current assets	(224)	(72)	—	—	(296)
Accounts payable- affiliates	481	2,742	—	—	3,223
Accounts payable and accrued liabilities	721	(2,897)	—	—	(2,176)
Amounts due to/from related parties	24,148	(24,148)	—	—	—
Other assets and liabilities	—	—	—	—	—
Net cash provided by (used in) operating activities	19,234	(6,347)	—	—	12,887

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(47,805)	—	—	(47,805)
Purchases of marketable securities	(1,918,637)	—	—	—	(1,918,637)
Maturities of marketable securities	1,683,708	—	—	—	1,683,708
Net cash provided by (used in) investing activities	(234,929)	(47,805)	—	—	(282,734)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	340,957	—	—	—	340,957
Offering costs for issuance of common units	(5,000)	—	—	—	(5,000)
Distribution to PBF LLC related to Offering	(328,664)	—	—	—	(328,664)
Distribution to PBF LLC related to acquisitions	(270,000)	—	—	—	(270,000)
Contribution from Parent	—	54,077	—	—	54,077
Proceeds from term loan	300,000	—	—	—	300,000
Repayment of term loan	(65,100)	—	—	—	(65,100)
Proceeds from revolving credit facility	275,100	—	—	—	275,100
Distributions to unitholders	(14,916)	—	—	—	(14,916)
Deferred financing costs	(2,517)	—	—	—	(2,517)
Net cash provided by (used in) financing activities	229,860	54,077	—	—	283,937

Net change in cash and cash equivalents	14,165	(75)	—	—	14,090
Cash and equivalents, beginning of period	—	75	—	—	75
Cash and equivalents, end of period	$14,165	$—	$—	$—	$14,165

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

15. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes quarterly financial data for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts).

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$32,846	$34,868	$37,082	$37,306
Income (loss) from operations	19,717	24,734	27,463	24,462
Net income (loss)	17,762	19,804	20,283	17,273
Net income attributable to the Partnership	16,709	19,583	20,283	17,273
Net income per limited partner unit:
Common (basic)	$0.51	$0.58	$0.59	$0.50
Common (diluted)	$0.51	$0.58	$0.59	$0.50
Subordinated - PBF LLC (basic and diluted)	$0.51	$0.58	$0.59	$0.50

	2014 Quarter Ended (a)
	March 31	June 30	September 30	December 31
Revenues	$2,182	$10,168	$17,060	$29,993
Income (loss) from operations	(4,324)	2,874	5,942	16,022
Net income (loss)	(4,322)	2,516	5,115	14,533
Net income attributable to the Partnership	—	5,417	9,308	15,239
Net income per limited partner unit: (b)
Common (basic)	$—	$0.17	$0.29	$0.47
Common (diluted)	$—	$0.17	$0.29	$0.47
Subordinated - PBF LLC (basic and diluted)	$—	$0.17	$0.29	$0.47

(a)
The information presented includes the results of operations of our Predecessor for periods presented through May 13, 2014, of the West Ladder Rack through the DCR West Ladder Effective Date, of the Toledo Storage Facility through the Toledo Storage Facility Effective Date and of PBFX for the period beginning May 14, 2014, the date PBFX commenced operations. In addition, the information presented has been retrospectively adjusted to include the historical balances of the Delaware City Products Pipeline and Truck Rack.

(b)
Net income per unit is only calculated for the Partnership after the completion of the Offering as no units were outstanding prior to May 14, 2014. Net loss attributable to the DCR West Rack, the Toledo Storage Facility and Delaware City Products Pipeline and Truck Rack prior to the DCR West Rack Effective Date, the Toledo Storage Facility Effective Date and Delaware City Products Pipeline and Truck Rack Effective Date were allocated entirely to PBF GP as if only PBF GP had rights to that net loss, therefore there is no retrospective adjustment to previously reported net income per unit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX’s management, including PBFX’s principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2015. Based on that evaluation, PBFX’s principal executive officer and the principal financial officer have concluded that PBFX’s disclosure controls and procedures are effective at the reasonable assurance level.
Internal Controls Over Financial Reporting and Changes in Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring every public company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, such company’s independent registered public accounting firm must attest to its internal control over financial reporting. However, pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for up to five years or through such earlier date that we are no longer an emerging growth company as defined in the JOBS Act.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Partnership’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, we conclude that as of December 31, 2015, the Company’s internal control over financial reporting is effective.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of PBF Logistics LP
We are managed by the directors and executive officers of our general partner, PBF GP, which is a wholly owned subsidiary of PBF LLC. PBF LLC is, in turn, a subsidiary of PBF Energy. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Our general partner has a board of directors. The initial directors were appointed by PBF Energy and thereafter were appointed by the directors then in office. Our unitholders are not entitled to elect the directors of PBF GP or, directly or indirectly, to participate in our management or operations.
Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations pursuant to the Third A&R Services Agreement. All of the personnel utilized in the conduct of our business are employed by affiliates of our general partner and, from time to time, certain specified employees of PBF Energy and its affiliates may be seconded to us to provide operating, routine maintenance and other services with respect to the assets owned and operated by us under our direction, supervision and control pursuant to the services agreement. We sometimes refer to these individuals in this Form 10-K as our employees because they provide services to us directly.

Director Independence
Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act. The board of directors of our general partner has determined that Bruce A. Jones, George E. Ogden and Dave Roush are independent under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE’s listing standards, a director will not be deemed independent unless the board of directors of our general partner affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Jones, Ogden and Roush has no material relationship with PBF Energy or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with PBF Energy or us, and each of them is therefore independent under the NYSE’s listing standards and applicable SEC rules and regulations.
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
Meetings of the Board of Directors
During the last fiscal year, the board of directors of our general partner had eight meetings, while the audit committee had four meetings and the conflicts committee had fourteen meetings. All directors have access to members of management and a substantial amount of information transfer and informal communication occurs between meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board of directors of our general partner on which the director served. Under our corporate governance guidelines, executive sessions of the non-management directors are held periodically as part of the routine activities and deliberation of the board of directors. The non-management directors determine among themselves who shall preside at such meetings. The non-management directors may request that certain employees and executive officers of our general partner and/or PBF Energy and other advisers and consultants to make presentations or participate in discussions at such meetings. To the extent this group of non-management directors does not also meet the independence standards of the NYSE, the directors who do meet such independence requirements shall also meet in executive sessions at least once a year.

Directors and Executive Officers of PBF Logistics GP, LLC
The following table shows information for the executive officers and directors of our general partner as of February 17, 2016. Directors are elected by the board members of our general partner and are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, retirement, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Matthew C. Lucey, Executive Vice President and Director, is the nephew by marriage of Thomas D. O’Malley, the Chairman of the board of directors of PBF GP.  Some of our directors and all of our executive officers also serve as executive officers of PBF Energy.

	Age
Name	(as of December 31, 2015)	Position with PBF Logistics GP, LLC
Thomas D. O’Malley	74	Chairman of the Board of Directors
Thomas J. Nimbley	64	Chief Executive Officer and Director
Matthew C. Lucey	42	Executive Vice President and Director
Trecia Canty	46	Senior Vice President, General Counsel and Secretary
C. Erik Young	38	Senior Vice President, Chief Financial Officer
Michael D. Gayda	61	Director
Bruce A. Jones	62	Director
George E. Ogden	73	Director
David Roush	62	Director
Thomas D. O’Malley was appointed Chairman of the Board of Directors of our general partner in 2014. Mr. O’Malley has served as Executive Chairman of the Board of Directors of PBF Energy since its formation in November 2011, served as Executive Chairman of PBF LLC and its predecessor from March 2008 to February 2013, and was its Chief Executive Officer from inception until June 2010. Mr. O’Malley also served as the Chairman of the Board of Directors of PBF Holding from April 2010 to June 2010 and from January 2011 to October 2012. Mr. O’Malley has more than 30 years of experience in the refining industry. He served as Chairman of the Board of Petroplus Holdings A.G., listed on the Swiss Exchange, from May 2006 until February 2011, and was Chief Executive Officer from May 2006 until September 2007. Mr. O’Malley was Chairman of the Board of Premcor Inc. ("Premcor"), a domestic oil refiner and Fortune 250 company listed on the NYSE, from February 2002 until its sale to Valero in August 2005 and was Chief Executive Officer from February 2002 to January 2005. Before joining Premcor, Mr. O’Malley was Chairman and Chief Executive Officer of Tosco Corporation ("Tosco"). This Fortune 100 company, listed on the NYSE, was the largest independent oil refiner and marketer of oil products in the United States, with annualized revenues of approximately $25.0 billion when it merged with Phillips Petroleum Company ("Phillips") in September 2001.
Thomas J. Nimbley was appointed Chief Executive Officer and a Director of our general partner in 2013. Mr. Nimbley has served as the Chief Executive Officer of PBF Energy and its subsidiaries since June 2010 and was the Executive Vice President, Chief Operating Officer of PBF Energy from March 2010 through June 2010. Prior to joining us, Mr. Nimbley served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips and subsequently Senior Vice President and head of Refining for ConocoPhillips ("ConocoPhillips") domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.
Matthew C. Lucey was appointed a Director of our general partner in 2013 and has served as our Executive Vice President since April 2014. Prior to that, from 2013, he served as Senior Vice President, Chief Financial Officer of our general partner. Effective January 2015, Mr. Lucey serves as the President of PBF Energy. From

April 2014 to January 2015, Mr. Lucey served as Executive Vice President of PBF Energy. Mr. Lucey joined PBF Energy as Vice President, Finance in April 2008 and served as Senior Vice President, Chief Financial Officer of PBF Energy from April 2010 until his promotion in March 2014. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
Trecia Canty was appointed Senior Vice President and General Counsel of our general partner in September 2015. Ms. Canty joined PBF Energy Inc. in November 2012 and has led the Company’s commercial and finance legal operations. Effective October 2014, she served as our Vice President, Senior Deputy General Counsel and Assistant Secretary. Prior to joining the Company, Ms. Canty served as Associate General Counsel, Corporate and Assistant Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to the midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was an associate with Cleary, Gottlieb, Steen & Hamilton. Ms. Canty has over 20 years of experience focused on energy, mergers and acquisition, securities, finance and corporate matters.
C. Erik Young was appointed Senior Vice President and Chief Financial Officer of our general partner and of PBF Energy effective April 1, 2014. Mr. Young previously served as Director, Strategic Planning at PBF Energy since December 2010, where he was responsible for both corporate development and capital markets initiatives for PBF Energy. Prior to joining the Company, Mr. Young spent eleven years in corporate finance, strategic planning and mergers and acquisitions roles across a variety of industries. He began his career in investment banking before joining J.F. Lehman & Company, a private equity investment firm, in 2001.
Michael D. Gayda was appointed a Director of our general partner in 2013. Mr. Gayda previously also served as President of our general partner and of PBF Energy until his retirement in January 2015. Mr. Gayda joined PBF Energy as Executive Vice President, General Counsel and Secretary in April 2010 and served as its President from June 2010 until his retirement in 2015 and was a director from inception until October 2009. Prior thereto, from May 2006 until January 2010 Mr. Gayda served as Executive Vice President, General Counsel and Secretary of Petroplus. Prior to Petroplus, he served as an executive officer of Premcor until its sale to Valero in August 2005 and as General Counsel-Refining for Phillips 66 Company, a division of Phillips, following Phillips’ acquisition of Tosco in September 2001. Mr. Gayda previously served as a Vice President of certain of Tosco’s subsidiaries.
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
George E. Ogden has over 45 years of experience in the energy sector. From January 1999 to the present, Mr. Ogden has served as an independent refining and marketing consultant for energy and investment companies. Previously he was a Senior Vice President of Tosco from 1992 to 1999, where he was responsible for mergers, acquisitions and divestments and general corporate planning, and prior to that Mr. Ogden held various positions at Tosco, Occidental Petroleum Corporation and the Mobil Oil Corporation in business development, refinery operations, planning and economics and as a refinery engineer. Mr. Ogden’s extensive career across many aspects of the energy and refining industries make him a valuable member of the board of directors of our general partner.
David Roush is a licensed CPA and an experienced entrepreneur and financial expert. Mr. Roush is a founder and principal of JDP Holdings, Inc. (“JDP Holdings”), an investment company which acquires and develops technology companies. He founded JDP Holdings in the early part of 2010. Prior to that, Mr. Roush founded Insurance.com, a leading, web-based, auto insurance agency, in 2000 and worked as its Chairman and Chief

Executive Officer until February 2009, and also held various positions at Progressive Insurance and worked as an internal auditor for the Bendix/Allied Signal Corporation. Mr. Roush has over 38 years of accounting and management experience, is a licensed CPA and for these reasons he is a valuable member of the board of directors of our general partner.

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

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our general partner’s officers and directors and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3 and 4, including any amendments, filed with the SEC in 2015 (no Forms 5, or any amendments, were filed with respect to 2015), all required report filings by our (or our general partner’s) directors and executive officers and greater than 10% affiliated beneficial owners were timely made.
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

Item 11. EXECUTIVE COMPENSATION
Neither we nor our general partner directly employs any of the persons responsible for managing our business. All of our general partner’s executive officers and other personnel necessary for our business to function are employees of subsidiaries of PBF Energy.
Named Executive Officers
This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s compensation programs and the key executive compensation decisions that were made for 2015. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2015 were as follows:
•Thomas D. O’Malley, Chairman of the Board of Directors
•Thomas J. Nimbley, Chief Executive Officer and Director
•C. Erik Young, Senior Vice President, Chief Financial Officer
•Matthew C. Lucey, Executive Vice President and Director
•Todd O’Malley, President (through December 31, 2015)
Overview - Compensation Decisions and Allocation of Compensation Expenses
The board of directors of our general partner does not have a compensation committee. The board of directors of our general partner does not feel that a compensation committee is necessary at this time, primarily because neither our general partner nor the Partnership has any direct employees to compensate. However, the board of directors believes it is important to promote the interests of the Partnership and the general partner by providing to employees of the Partnership’s affiliates and others who perform services for us or on our behalf incentive compensation awards for their service. Accordingly, pursuant to our partnership agreement, the general partner is allowed to and has adopted the PBF Logistics LP Long-Term Incentive Plan (“Long-Term Incentive Plan” or “LTIP”). Due to the fact that several of the members of the board of directors of the general partner perform services on our behalf in their roles as executive officers of PBF Energy, the LTIP is fully administered by the disinterested members of the board of directors. The disinterested members of the board of directors may also delegate to an executive officer of the general partner the authority to issue awards to employees other than Section 16 officers of the general partner.
Under the terms of the Third A&R Omnibus Agreement, we pay an annual administrative fee of $2.35 million per year to PBF Energy for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of PBF Energy employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Third A&R Omnibus Agreement requires us to reimburse PBF Energy directly for a proportionate amount of the salary and employee benefits costs of PBF Energy employees who devote more than 50% of their time to our business and affairs.
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
Compensation Objectives and Philosophy
Overview
Our 2015 NEO compensation framework was designed to reward our NEOs for their efforts with respect to our acquisitions, provide retention incentives for our NEOs, and motivate our NEOs to increase the value of our units. Our compensation program is intended to:
•motivate and retain our general partner’s key executives;
•align the long-term economic interests of our general partner’s executives with those of our unitholders; and
•reward excellence and performance by our general partner’s executives that increases the value of our units.
These objectives govern the disinterested directors’ decisions with respect to the amount of awards made under the LTIP to our NEOs.
At present, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP. Our general partner did not engage a compensation consultant in 2015. Because neither we nor our general partner employ any of our NEOs and because our NEOs are compensated by PBF Energy to manage our business and affairs, we do not provide traditional fixed or discretionary compensation (e.g. salary and bonus) to our NEOs.
2015 Long-Term Incentive Plan
Awards may be made under the LTIP to officers, directors and employees of subsidiaries of PBF Energy, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. In recognition of strong performance of our assets and the successful completion of the Delaware City Products Pipeline and Truck Rack Acquisition, the Compensation Committee of PBF Energy and the board of directors of our general partner approved grants under the LTIP to our NEOs. Each of our NEOs received a grant of phantom units that vests over a four year period. These phantom units are accompanied by distribution equivalent rights (“DERs”) that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. Phantom units motivate our NEOs to attain our long term goals and support our overall business priorities as well as aligning our NEOs interests with those of our unitholders. The initial equity grants provided our NEOs with an immediate stake in our performance and were intended to immediately align the interests of our NEOs and our unitholders by providing a direct incentive for our NEOs to focus on unitholder value. The LTIP is now administered by the disinterested directors on the board of directors of our general partner.
Upon a “change in control” (as defined in the LTIP), the disinterested directors may, in their discretion, (i) remove any forfeiture restrictions applicable to an award, (ii) accelerate the time of exercisability or vesting of an award, (iii) require awards to be surrendered in exchange for a cash payment, (iv) cancel unvested awards without payment or (v) make adjustments to awards as the directors deems appropriate to reflect the change of control. Unless determined otherwise by the directors or provided for otherwise in an award agreement, upon involuntary termination of employment or service of a participant within twenty-four (24) months of a change in control, all of the participant’s awards that have not at such time become vested or otherwise remain subject to lapse restrictions shall immediately become vested or no longer subject to lapse restrictions, as applicable. By providing the potential for immediate value to our NEOs in connection with a change in control, this provision aligns our NEOs’ interests with those of our unitholders and incentivizes our NEOs to work to maximize the value of our units in the event such a transaction were to occur. For additional detail regarding the amount of compensation our NEOs may be entitled to in the event of their termination or a change-in-control, see “—Potential Payments Upon Termination or Change of Control.”
Compensation Consultants
The board of directors of our general partner does not have a compensation committee, and it did not retain a compensation consultant in 2015.
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
2015 Summary Compensation Table
The Summary Compensation Table summarizes the total compensation paid or earned by each of our named executive officers.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Award	All Other Compensation	Total
		($) (1)	($) (1)	($) (2)	($) (1)	($) (1)	($)
Thomas D. O’Malley, Chairman of the Board of Directors	2015	—	—	478,400	—	—	478,400
	2014	—	—	802,200	—	—	802,200
Thomas J. Nimbley, Chief Executive Officer and Director	2015	—	—	358,800	—	—	358,800
	2014	—	—	534,800	—	—	534,800
C. Erik Young, Senior Vice President, Chief Financial Officer	2015	—	—	299,000	—	—	299,000
	2014	—	—	401,100	—	—	401,100
Matthew C. Lucey, Executive Vice President and Director	2015	—	—	358,800	—	—	358,800
	2014	—	—	534,800	—	—	534,800
Todd O’Malley, Former President	2015	—	—	956,800	—	—	956,800
	2014	—	—	401,100	—	—	401,100
____________

(1)	As noted above, no compensation other than grants of phantom units under our LTIP is reported for the NEOs.

(2)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes for the phantom units granted under the 2015 Long-Term Incentive Plan. Fair value is calculated using the closing price of our units on the date of grant. The per unit grant date fair value for the 2015 and 2014 grants was $23.92 and $26.74, respectively. Assumptions used in the calculation of this amount are included in Note 8 to our audited consolidated financial statements for the 2015 fiscal year included in this Form 10-K.

Grants of Plan Based Awards in 2015
The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2015.

Name and Principal Position	Grant Date	Awards: Number of Units (1)	Option Awards: Number of Securities Underlying Option	Exercise or Base Price of Options Awards (Per Share)	Grant Date Fair Value of Units and Option Awards (2)
Thomas D. O’Malley, Chairman of the Board of Directors	4/27/2015	20,000	—	—	$478,400
Thomas J. Nimbley, Chief Executive Officer and Director	4/27/2015	15,000	—	—	$358,800
C. Erik Young, Senior Vice President, Chief Financial Officer	4/27/2015	12,500	—	—	$299,000
Matthew C. Lucey, Executive Vice President and Director	4/27/2015	15,000	—	—	$358,800
Todd O’Malley, Former President	4/27/2015	40,000	—	—	$956,800
____________

(1)	All awards in this column are phantom units under our LTIP.

(2)
The amounts in this column reflect the aggregate grant date fair value of $23.92 per unit, which is equal to the NYSE closing price of our common units on the grant date. Assumptions used in the calculation of this amount for the 2015 fiscal year are included in Note 8 to our audited consolidated financial statements for the 2015 fiscal year included in this Annual Report on Form 10-K.

Outstanding Equity Awards at December 31, 2015
The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2015.

						Unit Awards (1)
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexerciable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (2)
Thomas D. O’Malley, Chairman of the Board of Directors	4/27/2015	—	—	n/a	n/a	20,000	$427,200
	5/23/2014	—	—	n/a	n/a	22,500	$480,600
Thomas J. Nimbley, Chief Executive Officer and Director	4/27/2015	—	—	n/a	n/a	15,000	$320,400
	5/23/2014	—	—	n/a	n/a	15,000	$320,400
C. Erik Young, Senior Vice President, Chief Financial Officer	4/27/2015	—	—	n/a	n/a	12,500	$267,000
	5/23/2014	—	—	n/a	n/a	11,250	$240,300
Matthew C. Lucey, Executive Vice President and Director	4/27/2015	—	—	n/a	n/a	15,000	$320,400
	5/23/2014	—	—	n/a	n/a	15,000	$320,400
Todd O’Malley, Former President (3)	4/27/2015	—	—	n/a	n/a	—	$—
	5/23/2014	—	—	n/a	n/a	—	$—
____________

(1)	All awards in this column are phantom units granted under our LTIP which vest ratably over a four year period.

(2)	Amounts in this column are based upon a fair market value of $21.36 per unit which was the NYSE closing price of our common units on December 31, 2015.

(3)	Per board resolution, upon Mr. Todd O’Malley’s resignation on December 31, 2015, 100% of his phantom units vested.
Option Exercises and Stock Vested in 2015
The following table reflects the aggregate value realized by the NEOs for phantom units that vested in 2015. We have not granted any options to purchase our units.

	Unit Awards
Name and Principal Position	Number of Units Acquired on Vesting (1)	Value Realized on Vesting (2)
Thomas D. O’Malley, Chairman of the Board of Directors	7,500	$191,475
Thomas J. Nimbley, Chief Executive Officer and Director	5,000	$127,650
C. Erik Young, Senior Vice President, Chief Financial Officer	3,750	$95,738
Matthew C. Lucey, Executive Vice President and Director	5,000	$127,650
Todd O’Malley, Former President	55,000	$1,256,213
____________

(1)
Reflects the vesting of one-fourth of the service phantom units granted to Messrs. Thomas O'Malley, Nimbley, Young, Lucey and Mr. Todd O'Malley in May 2014 along with the accelerated vesting of service phantom units that were granted in April 2015 and 2014 for Mr. Todd O'Malley.

(2)
The value realized for the service phantom units was calculated using the closing price of our common units on May 22, 2015, the vesting date, multiplied by the number of units that vested. This amount also includes the value of distribution equivalent rights received as a cash distributions on the vested units during the vesting period. The value realized on the acceleration of Mr. Todd O'Malley's service phantom units was calculated using the closing price of our common units on December 31, 2015, the vesting date, multiplied by his remaining units outstanding. This amount also includes the value of distribution equivalent rights received as a cash distributions on the vested units during the vesting period.

Potential Payments Upon Termination or Change of Control
The following table discloses the estimated payments and benefits that would be provided to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change of control described in their respective employment agreements and the LTIP took place on December 31, 2015 and their last day of employment with our general partner or its affiliates was December 31, 2015. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Name and Principal Position	Termination of Employment (1)	Other Termination of Employment	Change of Control (2)
Thomas D. O’Malley, Chairman of the Board of Directors	$972,750 (3)	—	$972,750 (3)
Thomas J. Nimbley, Chief Executive Officer and Director	$685,950 (4)	—	$685,950 (4)
C. Erik Young, Senior Vice President, Chief Financial Officer	$542,550 (5)	—	$542,550 (5)
Matthew C. Lucey, Executive Vice President and Director	$685,950 (4)	—	$685,950 (4)
Todd O’Malley, Former President (6)	$ - (6)	—	$ - (6)
____________

(1)	Death, disability, without cause and good reason are defined in the applicable award agreements.

(2)
The agreements evidencing the phantom unit grants to our NEOs in 2015 provide that in the event of a Change of Control (as defined below), all of the then outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settled in accordance with its terms. The amounts in this column assume that a Change of Control occurred on December 31, 2015, all of the then outstanding phantom units and associated DERs became nonforfeitable as of December 31, 2015, and such phantom units would vest on the March 8, 2016 distribution date. That portion of the dollar value given that is attributable to the PBFX phantom units is based on the market value of PBFX’s common units on December 31, 2015 ($21.36), without discount for service period.

(3)	Consists of the value of 42,500 phantom units and associated DERs.

(4)	Consists of the value of 30,000 phantom units and associated DERs.

(5)	Consists of the value of 23,750 phantom units and associated DERs.

(6)	Per board resolution, upon Mr. O’Malley’s resignation on December 31, 2015, 100% of his phantom units vested.
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
The following table reflects all compensation granted to each non-employee director during 2015.

	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
Name	($)(1)	($)(2)(3)(4)	($)	($)
Michael D. Gayda	63,500	50,000	—	113,500
Bruce A. Jones	95,000	50,000	—	145,000
George E. Ogden	95,000	50,000	—	145,000
David Roush	105,000	50,000	—	155,000
____________

(1)	The annual cash fees for non-employee directors’ board of directors and committee service for the period of January 1, 2015 through December 31, 2015 were prorated.

(2)
On April 27, 2015, each of the non-employee directors received a grant of 2,090 phantom units, representing his annual phantom unit award grant of $50,000, based on the public offering stock price of $23.92.

(3)
The table below reflects the total service phantom units outstanding as of the end of the 2015 fiscal year for each non-employee director. No options or other equity-based awards have been granted to the non-employee directors.

Name	Total Service Phantom Units Outstanding
Michael D. Gayda	2,090
Bruce A. Jones	3,720
George E. Ogden	3,720
David Roush	3,720

(4)
The grant date fair value is computed in accordance with Financial Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”). The values for the phantom unit awards reflect the aggregate grant date fair values of the awards. The phantom units will vest ratably over a four year period.

Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. Thomas D. O’Malley, Thomas J. Nimbley and Matthew C. Lucey are directors of our general partner, and are also executive officers of our general partner and PBF Energy. However, all compensation decisions with respect to Thomas D. O’Malley, Thomas J. Nimbley and Matthew C. Lucey are made by PBF Energy and they do not receive any compensation directly from us or our general partner other than grants under our LTIP. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for information about relationships among us, our general partner and PBF Energy. Please see above for information about our director and executive officer compensation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth as of February 17, 2016 the beneficial ownership of our units held by:

•	each person who beneficially owns 5% or more of the outstanding units;

•	each director and named executive officer of PBF GP; and

•	all directors and officers of PBF GP as a group.
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a “beneficial owner” of a security if that person has or shares “voting power” that includes the power to vote or to direct the voting of the security, or “investment power” that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 17, 2016, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units that they beneficially own, subject to community property laws where applicable.
The percentage of our units beneficially owned is based on a total of 18,497,620 common units and 15,886,553 subordinated units outstanding. The percentage of PBF Energy common stock beneficially owned is based on the shares of Class A common stock and Class B common stock outstanding, with each share of Class B common stock representing the number of PBF LLC Series A units beneficially owned. As of February 17, 2016, 97,812,551 shares of Class A common stock were beneficially owned, as determined in accordance with the rules and regulations of the SEC.

	PBF Logistics LP					PBF Energy Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Thomas D. O’Malley (2)	587,948	3.2%	—	—	1.7%	3,977,833	3.9%
Thomas J. Nimbley	105,000	0.6%	—	—	0.3%	900,000	0.9%
Michael D. Gayda	45,000	0.2%	—	—	0.1%	131,538	0.1%
Todd O’Malley	39,413	0.2%	—	—	0.1%	208,809	0.2%
David Roush	13,044	0.1%	—	—	*	—	—
Matthew C. Lucey	12,500	0.1%	—	—	*	176,698	0.2%
Bruce A. Jones	5,804	*	—	—	*	—	—
Erik Young	4,950	*	—	—	*	117,500	0.1%
Trecia Canty	1,696	*	—	—	*	18,250	*
George E. Ogden	544	*	—	—	*	—	—
All directors and executive officers as a group (10 persons)	815,899	4.4%	—	—	2.4%
Other 5% or more unitholders:
PBF Energy Inc. (3)	2,572,944	13.9%	15,886,553	100.0%	53.7%
Clearbridge Investments, LLC (4)	2,868,820	15.5%	—	—	8.3%
Kayne Anderson Capital Advisors, L.P. (5)	1,581,883	8.6%	—	—	4.6%
Harvest Fund Advisors LLC (6)	1,345,914	7.3%	—	—	3.9%
Goldman Sachs Asset Management (7)	1,080,331	5.9%	—	—	3.1%

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

(2)
Consists of (a) 278,470 common units of PBFX held directly by Mr. Thomas D. O’Malley; (b) 33,000 common units of PBFX held by Argus Energy Corporation, in which Mr. O’Malley holds a controlling interest; (c) 33,000 common units of PBFX held by Argus Investments Inc., in which Mr. O’Malley holds a controlling interest; (d) 200,000 common units of PBFX held by Horse Island Partners LLC, of which Mr. O’Malley is the Managing Member and (d) 43,478 common units held by the Mr. Thomas D. O’Malley’s spouse. Mr. Thomas D. O’Malley disclaims beneficial ownership of the securities held by Argus Energy Corporation, Argus Investments Inc. and Horse Island Partners LLC, except to the extent of his pecuniary interest therein.

(3)
A subsidiary of PBF Energy Inc. holds the common units, subordinated units and general partner units. PBF Energy Company LLC directly holds 2,572,944 common units, 15,886,553 subordinated units and all the general partner units. PBF Energy Inc. is the ultimate parent of PBF Energy Company LLC and may, therefore, be deemed to beneficially own the units held. PBF Energy Inc. files information with, or furnishes information to, the United States Securities and Exchange Commission (the “SEC”) pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(4)
According to a Schedule 13G/A filed with the SEC on February 16, 2016 by Clearbridge Investments, LLC, with an address of 620 8th Avenue, New York, New York 10018. The Schedule 13G/A reports that Clearbridge Investments, LLC has sole voting and dispositive power with respect to the reported units.

(5)
According to a Schedule 13G filed with the SEC on January 29, 2016 by Kayne Anderson Capital Advisors LP, with an address of 1800 Avenue of the Stars, 3rd Floor, Los Angeles, CA 90067. The Schedule 13G reports that Kayne Anderson Capital Advisors, LP and Richard A. Kayne share voting and dispositive power with respect to the reported units.

(6)
According to a Schedule 13G filed with the SEC on February 5, 2016 by Harvest Fund Advisors LLC, with an address of 100 West Lancaster Avenue, Suite 200, Wayne, PA 19087. The Schedule 13G reports that Harvest Fund Advisors LLC has sole voting and dispositive power with respect to the reported units.

(7)
According to a Schedule 13G/A filed with the SEC on February 9, 2016 by Goldman Sachs Asset Management, with an address of 200 West Street, New York, New York 10282. The Schedule 13G/A reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and dispositive power with respect to the reported units.

 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (3)
Equity compensation plans approved by security holders	403,375	—	1,073,104
Equity compensation plans not approved by security holders	—	—	—
Total	403,375	—	1,073,104

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Relationships with PBF Energy and PBF LLC
As of February 17, 2016, PBF LLC owns 2,572,944 common units and 15,886,553 subordinated units, representing an approximate 53.7% limited partner interest in us, a non-economic general partner interest and owns all of PBFX’s IDRs. Transactions with PBF Energy and its affiliated entities are considered to be related party transactions because PBF Energy and its affiliates own more than 5% of our equity interests; in addition, PBF Energy’s executive officers serve as executive officers of both PBF Energy and our general partner. Whenever a conflict arises between our general partner or its affiliates on the one hand, and us or our limited partners on the other hand, the resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution or course of action in respect of such conflict of interest is:
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

Purchase of 2023 Notes

On May 12, 2015, PBFX and PBF Logistics Finance Corporation issued and sold $350.0 million of the 2023 Notes, including $19.9 million aggregate principal amount of notes that were sold in a private placement to Thomas D. O’Malley, our Chairman of the Board and certain of PBF Energy’s officers and directors and their affiliates and family members. The notes are guaranteed by certain subsidiaries of PBFX and PBF LLC has provided a limited guarantee of collection of the principal amount of the 2023 Notes. Because these purchasers of the $19.9 million of private placement notes may be deemed to be our “affiliates,” based on interpretations by the staff of the SEC in no action letters issued to third parties not related to us, these purchasers were not eligible to participate in an exchange offer that was completed with respect to the remaining $330.1 million of the 2023 Notes but have certain registration rights.
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
•all of PBFX’s incentive distribution rights; and
•an aggregate cash distribution of $328.7 million to certain of PBF Energy’s wholly-owned subsidiaries.
Acquisitions
DCR West Rack Acquisition
On September 16, 2014, the Partnership acquired the DCR West Rack located at PBF Energy’s Delaware City refinery, for total consideration paid to PBF LLC of $150.0 million, consisting of $135.0 million of cash and $15.0 million of Partnership common units, or 589,536 common units. The DCR West Rack Acquisition closed on September 30, 2014.
Toledo Storage Facility Acquisition
On December 2, 2014, the Partnership acquired the Toledo Storage Facility located at PBF Energy’s Toledo refinery, including a propane storage and loading facility, for total consideration paid to PBF LLC of $150.0 million, consisting of $135.0 million of cash and $15.0 million of Partnership common units, or 620,935 common units. The Toledo Storage Facility Acquisition closed on December 11, 2014.

Delaware City Products Pipeline and Truck Rack Acquisition
On May 5, 2015, the Partnership acquired the Delaware City Products Pipeline and Truck Rack located at PBF Energy’s Delaware City refinery, for total consideration paid to PBF LLC of $143.0 million, consisting of $112.5 million of cash and $30.5 million of Partnership common units, or 1,288,420 common units. The Delaware City Products Pipeline and Truck Rack Acquisition closed on May 15, 2015.

Distributions and Payments to Our General Partner and its Affiliates
We will generally make cash distributions to our unitholders pro rata, including PBF LLC, as the holder of all of our IDRs, 2,572,944 common units and 15,886,553 subordinated units. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, PBF Energy will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. Total cash distributions paid to PBF LLC in 2015 was $26.7 million.
Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, PBF Energy would receive an annual distribution of approximately $22.2 million on its common and subordinated units.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the Third A&R Omnibus Agreement or the Third A&R Services Agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed.
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

Agreements with PBF Energy
Commercial Agreements
We currently derive all of our revenue from long-term, fee-based agreements with PBF Holding, a subsidiary of PBF Energy (for terminaling, pipeline and storage services), supported by fee escalations for inflation adjustments and certain increases in our operating costs. We believe the terms and conditions under these agreements, as well as our other agreements with PBF Holding described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. In addition, certain subsidiaries of PBF Energy have pre-existing commercial relationships with the East Coast Terminals which are intended to be assigned in connection with the Plains Asset Purchase.
2014 Commercial Agreements
Delaware City Rail Terminaling Services Agreement
In connection with the Offering, we entered into the DCR Terminaling Agreement under which the Partnership provides terminaling services at the DCR Rail Terminal to PBF Holding. PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 85,000 bpd (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel for volumes that exceed the minimum throughput commitment. Effective January 1, 2015, the terminaling service fee was increased to $2.032 per barrel up to minimum throughput commitment and $0.508 per barrel for volumes that exceed the minimum throughput commitment.
Toledo Truck Unloading & Terminaling Services Agreement
In connection with the Offering, we entered into the Toledo Terminaling Agreement under which the Partnership provides terminaling services at the Toledo Truck Terminal to PBF Holding. PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 5,500 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. Effective January 1, 2015, the terminaling service fee was increased to $1.016 per barrel.
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
The storage lease requires the Partnership to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the products rack and the overall capacity of the Toledo Storage Facility. PBF Holding pays a lease fee of $0.50 per barrel of shell capacity dedicated to PBF Holding under the Toledo Storage Facility Storage and Terminaling Agreement. The minimum throughput commitment for the propane storage and loading facility is at least 4,400 bpd for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and in excess of the minimum throughput commitment.

2015 Commercial Agreements

Delaware Pipeline Services Agreement

On May 15, 2015, PBF Holding and Delaware Pipeline Company LLC entered into a ten-year pipeline services agreement under which PBFX provides pipeline services to PBF Holding. The initial term of the Delaware Pipeline Services Agreement is approximately ten years after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the Delaware Pipeline Services Agreement, PBF Holding is obligated to throughput aggregate volumes on the Delaware Products Pipeline as follows:

The minimum throughput commitment is at least 50,000 bpd for a fee equal to $0.5266 per barrel for all volumes of product received on the pipeline equal to at least the minimum throughput commitment, in any contract quarter. The pipeline service fee is subject to (i) increase or decrease effective as of July 1 of each year, by the amount of any change in any inflationary index promulgated by the FERC in accordance with FERC’s indexing methodology or (ii) in the event that FERC terminates its indexing methodology during the term of the agreement, by a percentage equal to the change in the Consumer Price Index- All Urban Consumers (“CPI-U”). Effective July 1, 2015, the throughput fee was raised to $0.5507 per barrel, due to an increase in the FERC tariff.

Delaware City Truck Loading Services Agreement

On May 15, 2015, PBF Holding and Delaware City Logistics Company LLC entered into a ten-year terminaling services agreement under which PBFX provides terminaling services to PBF Holding. The initial term of the Delaware City Truck Loading Services Agreement is approximately ten years after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the Delaware City Truck Loading Services Agreement, PBF Holding is obligated to throughput aggregate volumes on the Delaware City Truck Rack as follows:

The minimum throughput commitment is (i) at least 30,000 bpd of gasoline, diesel and heating oil for a fee equal to $0.462 per barrel; and (ii) at least 5,000 bpd of propane and propylene for a fee equal to $2.52 for all volumes of product loaded into trucks at the terminal equal to at least the minimum throughput commitment, in any contract quarter. The terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, commencing on January 1, 2016, by the amount of any change in the Producer Price Index provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in operating costs that increases greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Delaware City Truck Loading Services Agreement.
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

•
PBF Holding’s agreement to reimburse us for certain expenditures up to $20.0 million per event (net of any insurance recoveries) related to the Contributed Assets for a period of five years after the closing of the Offering, and PBFX’s agreement to bear the costs associated with the expansion of the DCR Rail Terminal and DCR West Rack crude unloading capability, as well as the Toledo Storage Facility expansion.

On September 30, 2014, the Original Omnibus Agreement was amended and restated in connection with the DCR West Rack Acquisition (the “A&R Omnibus Agreement”). The annual administrative fee to be paid by the Partnership to PBF Energy increased from $2.3 million to approximately $2.5 million. On December 12, 2014, the A&R Omnibus Agreement was amended and restated in connection with the Toledo Storage Facility Acquisition (the “Second A&R Omnibus Agreement”). The Second A&R Omnibus Agreement clarified the reimbursements to be made by the Partnership to PBF LLC and from PBF LLC to the Partnership and increased the annual administrative fee to be paid by the Partnership to PBF Energy from approximately $2.5 million to $2.7 million. Pursuant to the terms of the Original Omnibus Agreement, as amended by the A&R Omnibus Agreement and the Second A&R Omnibus Agreement the annual administrative fee of $2.7 million per year was reduced to $2.2 million per year effective as of January 1, 2015. On May 15, 2015, the Second A&R Omnibus Agreement was amended and restated in connection with the Delaware City Products Pipeline and Truck Rack Acquisition (the

“Third A&R Omnibus Agreement”) resulting in an increase in the annual administrative fee from $2.2 million to $2.35 million.
Services Agreement
In connection with the closing of the Offering we entered into the Services Agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, we paid an annual fee of $0.5 million to PBF Holding for the provision of such services pursuant to the Services Agreement.
On September 30, 2014, the Services Agreement was amended and restated in connection with the DCR West Rack Acquisition. The annual fee payable under the A&R Services Agreement increased from approximately $0.5 million to $0.8 million. On December 12, 2014, PBF Holding, DCR, Delaware City Terminaling, Toledo Terminaling, TRC, the Partnership and PBF GP entered into the Second A&R Services Agreement to incorporate the Toledo Storage Facility into its provisions and increase the annual fee to be paid by the Partnership from $0.8 million to $4.4 million. All fees to be paid pursuant to the Second A&R Services Agreement are indexed for inflation. On May 15, 2015, the Second A&R Services Agreement was amended and restated in connection with the Delaware City Pipeline and Truck Rack Acquisition resulting in an increase in the annual fee payable from $4.4 million to $4.5 million. All fees to be paid pursuant to the Third A&R Services Agreement are indexed for inflation. The Third A&R Services Agreement will terminate upon the termination of the Third A&R Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.
For amounts paid by us or PBF Holding, as applicable, under the above described agreements, see Note 11—Related Party Transactions to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For fiscal year 2015 and 2014, Deloitte & Touche LLP (“Deloitte”) billed the following fees and expenses for the indicated services:

	Deloitte Fiscal Year Ended 12/31/15	Deloitte Fiscal Year Ended 12/31/14
Audit Fees and Expenses	$505,500	$393,750
Audit-related Fees	808,350	79,425
Tax Fees	263,515	214,700
All Other Fees	—	—
Total Fees and Expenses	$1,577,365	$687,875
Audit fees paid for the services of Deloitte during fiscal year 2015 and 2014 include services related to the audits of our consolidated financial statements and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal year ended December 31, 2015 and 2014 financial statements regardless of the timing of payment for those fees and expenses.
All engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the audit committee of the board of directors of our general partner. During the year ended December 31, 2015 and 2014, all of the services performed for us by Deloitte were pre-approved by the audit committee.
The table above presents fees paid to Deloitte in connection with the audit of our fiscal year ended December 31, 2015 and 2014 financial statements. In 2015 and 2014, PBF Energy paid $0.8 million and $0.9 million, respectively, of fees to Deloitte in connection with auditing the carve-outs Predecessor historical financial statements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   1. Financial Statements. The consolidated financial statements of PBF Logistics LP and subsidiaries, are included in Part II, Item 8 of this Form 10-K.
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
3.2
Second Amended and Restated Agreement of Limited Partnership of PBF Logistics LP dated as of September 15, 2014 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 19, 2014).

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

4.1
Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

4.1.1*	Supplemental Indenture dated June 19, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.
4.2	Form of 6.875% Senior Note (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).
4.3
Registration Rights Agreement dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation and the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

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

Exhibit Number	Description
10.6
Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.7
Delaware City West Ladder Rack Terminaling Services Agreement dated as of October 1, 2014 among PBF Holding Company LLC and Delaware City Terminaling Company II LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on October 2, 2014).

10.8
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.9
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 5, 2015).

10.10
Third Amended and Restated Omnibus Agreement dated as of May 15, 2015 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.11
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

10.12
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.13
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.14#
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.15#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 22, 2014).
10.16
Term Loan and Security Agreement dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as administrative agent and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.17
Revolving Credit Agreement dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, L/C issuer and lender and the other lenders party thereto (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.18	Increase Agreement, dated as of December 5, 2014 (incorporated by reference herein to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 26, 2015).
10.19
Form of Indemnification Agreement, dated December 12, 2012, between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference herein to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on December 18, 2012).

12.1*	Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, dated February 19, 2016
24.1*	Power of Attorney (included on signature page).

Exhibit Number	Description
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date	February 19, 2016		By:	/s/ Thomas J. Nimbley
Thomas J. Nimbley Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
Each of the officers and directors of the registrant, whose signature appears below, in so signing, also makes, constitutes and appoints each of Erik Young, Matthew Lucey and Trecia Canty, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Director	February 19, 2016
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	February 19, 2016
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 19, 2016
(John Barone)	(Principal Accounting Officer)

/s/ Thomas D. O’Malley	Chairman of the	February 19, 2016
(Thomas D. O’Malley)	Board of Directors

/s/ Matthew C. Lucey	Executive Vice President	February 19, 2016
(Matthew C. Lucey)	and Director

/s/ Michael D. Gayda	Director	February 19, 2016
(Michael D. Gayda)

/s/ Bruce A. Jones	Director	February 19, 2016
(Bruce A. Jones)

/s/ George E. Odgen	Director	February 19, 2016
(George E. Ogden)

/s/ David Roush	Director	February 19, 2016
(David Roush)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Limited Partnership of PBF Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
3.2
Second Amended and Restated Agreement of Limited Partnership of PBF Logistics LP dated as of September 15, 2014 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 19, 2014).

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

4.1
Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

4.1.1*	Supplemental Indenture dated June 19, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.
4.2	Form of 6.875% Senior Note (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).
4.3
Registration Rights Agreement dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation and the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

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

10.6
Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.7
Delaware City West Ladder Rack Terminaling Services Agreement dated as of October 1, 2014 among PBF Holding Company LLC and Delaware City Terminaling Company II LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on October 2, 2014).

10.8
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.9
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 5, 2015).

Exhibit Number	Description
10.10
Third Amended and Restated Omnibus Agreement dated as of May 15, 2015 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.11
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

10.12
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.13
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.14#
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.15#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 22, 2014).
10.16
Term Loan and Security Agreement dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as administrative agent and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.17
Revolving Credit Agreement dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, L/C issuer and lender and the other lenders party thereto (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.18	Increase Agreement, dated as of December 5, 2014 (incorporated by reference herein to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 26, 2015).
10.19
Form of Indemnification Agreement, dated December 12, 2012, between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference herein to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on December 18, 2012).

12.1*	Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, dated February 19, 2016
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.