Form 10-Q
period 2016-03-31
PBF Logistics LP
filed 2016-05-05
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2016, there were 21,399,216 common units and 15,886,553 subordinated units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of March 31, 2016, owned 95.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”). PBF LLC holds a 53.7% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDR”), with the remaining 46.3% limited partner interest owned by public unitholders as of March 31, 2016.
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to May 14, 2014, refer to PBF MLP Predecessor, our predecessor for accounting purposes, which includes assets, liabilities and results of operations of certain crude oil and refined product transportation, terminaling and storage assets, previously operated and owned by PBF Holding's subsidiaries, Delaware City Refining Company LLC (“DCR”), Toledo Refining Company LLC (“TRC”), and PBF Holding's previously held subsidiary, Delaware Pipeline Company (“DPC”). As of March 31, 2016, PBF Holding, together with its subsidiaries, owns and operates four oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

PBFX's initial assets consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which was part of PBF Holding’s Toledo, Ohio refinery, which together with the DCR Rail Terminal, we refer to as the “IPO Assets”. On September 30, 2014, the Partnership acquired from PBF LLC the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery with total throughput capacity of at least 40,000 barrels per day (“bpd”). In addition, on December 11, 2014, the Partnership acquired from PBF LLC a tank farm and related facilities located at PBF Holding's Toledo refinery, including a propane storage and loading facility (the “Toledo Storage Facility”). Furthermore, on May 14, 2015, the Partnership acquired from PBF LLC a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd (the “Delaware City Products Pipeline”) and a 15-lane, 76,000 bpd capacity truck loading rack (the “Delaware City Truck Rack”) located at PBF Holding's Delaware City, Delaware refinery. The Delaware City Products Pipeline and the Delaware City Truck Rack are collectively referred to as the “Delaware City Products Pipeline and Truck Rack.” The transactions entered into after the Offering are collectively referred to as “Acquisitions from PBF.” The Acquisitions from PBF were transfers between entities under common control. Accordingly, the financial information of the Predecessor and the Partnership contained herein have been retrospectively adjusted to include the historical results of the Acquisitions from PBF for all periods presented prior to the effective date of each transaction.
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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors”, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2015, which we refer to as our 2015 Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	our limited operating history as a separate public partnership;

•	changes in general economic conditions;

•	our ability to make, complete and integrate acquisitions from affiliates or third parties;

•	our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply of, and demand for, crude oil, refined products and logistics services;

•	our ability to successfully implement our business plan;

•	our dependence on PBF Energy for all of our revenues and, therefore, we are subject to the business risks of PBF Energy;

•	all of our revenue is generated at two of PBF Energy’s facilities, and any adverse development at either facility could have a material adverse effect on us;

•	our ability to complete internal growth projects on time and on budget;

•	our ability to complete the successful integration of the Plains Asset Purchase into our business and to realize the benefits from such acquisition;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to handling crude oil and petroleum products;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	changes in the availability and cost of capital;

•	the effects of existing and future laws and governmental regulations, including those related to the shipment of crude oil by trains;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for PBF Energy’s refined products and the differential in the prices of different crude oils;

•	the suspension, reduction or termination of PBF Energy’s obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, PBF Energy’s facilities or third-party facilities on which our business is dependent;

•	incremental costs as a separate public partnership;

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
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-

looking statements contained in this Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
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

PART 1 - FINANCIAL INFORMATION

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$29,264	$18,678
Accounts receivable - affiliates	24,454	23,949
Prepaid expenses and other current assets	1,090	469
Total current assets	54,808	43,096
Property, plant and equipment, net	144,363	145,548
Marketable securities	234,408	234,258
Total assets	$433,579	$422,902
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$3,197	$3,438
Accounts payable and accrued liabilities	10,981	5,504
Total current liabilities	14,178	8,942
Long-term debt	600,058	599,635
Total liabilities	614,236	608,577

Commitments and contingencies (Note 7)

Equity:
Common unitholders - Public (15,924,676 units issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively)	342,340	340,317
Common unitholder - PBF LLC (2,572,944 units issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively)	(248,113)	(248,363)
Subordinated unitholder - PBF LLC (15,886,553 units issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively)	(275,641)	(277,094)
IDR holder - PBF LLC	757	(535)
Total equity	(180,657)	(185,675)
Total liabilities and equity	$433,579	$422,902

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2016	2015

Revenue from affiliates	$36,549	$32,846

Costs and expenses:
Operating and maintenance expenses	6,021	8,434
General and administrative expenses	2,565	3,062
Depreciation and amortization	1,640	1,633
Total costs and expenses	10,226	13,129

Income from operations	26,323	19,717

Other expense:
Interest expense, net	(6,806)	(1,793)
Amortization of loan fees	(423)	(162)
Net income	19,094	17,762
Less: Net income attributable to Predecessor	—	1,053
Net income attributable to the Partnership	$19,094	$16,709

Net income per limited partner unit:
Common units - basic	$0.53	$0.51
Common units - diluted	0.53	0.51
Subordinated units- basic and diluted	0.53	0.51
Weighted average limited partner units outstanding:
Common units - basic	18,497,620	17,097,024
Common units - diluted	18,497,997	17,117,261
Subordinated units- basic and diluted	15,886,553	15,886,553

Cash distributions declared per unit	$0.42	$0.35

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$19,094	$17,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,640	1,633
Amortization of deferred financing fees	423	162
Unit-based compensation expense	729	930
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(505)	(2,320)
Prepaid expenses and other current assets	(621)	94
Accounts payable - affiliates	(241)	(301)
Accounts payable and accrued liabilities	5,312	(46)
Other assets and liabilities	14	(15)
Net cash provided by operations	25,845	17,899

Cash flows from investing activities:
Expenditures for property, plant and equipment	(439)	(76)
Purchase of marketable securities	(690,000)	(689,693)
Maturities of marketable securities	689,860	689,697
Net cash used in investing activities	(579)	(72)

Cash flows from financing activities:
Distributions to unitholders	(14,680)	(10,885)
Distribution to PBF LLC	—	(928)
Net cash used in financing activities	(14,680)	(11,813)

Net change in cash and cash equivalents	10,586	6,014
Cash and cash equivalents at beginning of year	18,678	14,165
Cash and cash equivalents at end of period	$29,264	$20,179

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$16	$1,628

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of March 31, 2016, owned 95.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC holds a 53.7% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDR”), with the remaining 46.3% limited partner interest owned by public unitholders as of March 31, 2016.
PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates. The Partnership does not take ownership of or receive any payments based on the value of the crude oil or products that it handles and does not engage in the trading of any commodities. PBFX's assets are integral to the operations of PBF Holding's refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Subsequent to the Offering and the Acquisitions from PBF (as defined below), PBFX generates all of its revenues from transactions with PBF Holding.
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
PBFX's initial assets consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which was part of PBF Holding’s Toledo, Ohio refinery, which together with the DCR Rail Terminal, we refer to as the “IPO Assets”. In connection with the Offering, the IPO Assets were distributed from PBF Holding to PBF LLC. The DCR Rail Terminal consists of a double loop track and ancillary pumping and unloading equipment, and the Toledo Truck Terminal consists of six lease automatic custody transfer (“LACT”) units. The IPO Assets operate within the totality of the Toledo refinery and adjacent to the Delaware City refinery. The IPO Assets did not generate third party or affiliate revenue prior to the Offering. However, subsequent to the Offering, both of the IPO Assets have generated affiliate revenue.
On September 30, 2014, the Partnership acquired from PBF LLC the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery. In addition, on December 11, 2014, the Partnership acquired from PBF LLC a tank farm and related facilities located at PBF Holding's Toledo refinery, including a propane storage and loading facility (the “Toledo Storage Facility”). Furthermore, on May 14, 2015, the Partnership acquired from PBF LLC an interstate petroleum products pipeline (the “Delaware City Products Pipeline”) and a truck loading rack (the “Delaware City Truck Rack”) located at PBF Holding's Delaware City, Delaware refinery. The Delaware City Products Pipeline and the Delaware City Truck Rack are collectively referred to as the “Delaware City Products Pipeline and Truck Rack.” These transactions are collectively referred to as “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack are collectively referred to as the “Contributed Assets.”
The Acquisitions from PBF were transfers of assets between entities under common control. Accordingly, the accompanying financial statements and related notes of PBF MLP Predecessor (the “Predecessor”), our predecessor for accounting purposes, and the Partnership have been retrospectively adjusted to include the historical results of the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack for all periods presented prior to the effective date of each transaction. The financial statements of our Predecessor, the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack have been prepared from the separate records maintained by subsidiaries of PBF Energy and may not

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

necessarily be indicative of the conditions that would have existed or the results of operations if they were operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate expenses applicable to PBF Energy as a whole. See our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Form 10-K”) for additional information regarding the Acquisitions from PBF and the commercial agreements and amendments to other agreements with related parties in connection with these acquisitions.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX and the Predecessor, as applicable, for the periods presented. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year.
The financial statements presented in this Quarterly Report on Form 10-Q (this “Form 10-Q”) include the condensed consolidated financial results of PBFX for the period beginning May 14, 2014, the completion date of the Offering. The Predecessor did not historically operate its respective assets for the purpose of generating revenues independent of other PBF Energy businesses prior to the Offering or for assets acquired in the Acquisitions from PBF, with the exception of the Delaware City Products Pipeline, prior to the effective dates of each transaction. All intercompany accounts and transactions have been eliminated.

Recent Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amends how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. ASU 2016-01 also changes certain disclosure requirements and other aspects of current US GAAP but does not change the guidance for classifying and measuring investments in debt securities and loans. Under ASU 2016-01, this guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The Partnership is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Partnership is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-06”), to increase consistency in practice in applying guidance on determining if an embedded derivative is clearly and closely related to the economic characteristics of the host contract, specifically for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance in ASU 2016-06 applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Partnership is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

2. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	March 31, 2016	December 31, 2015

Land	$2,417	$2,417
Terminals and equipment	80,718	80,718
Storage equipment	60,959	60,959
Pipeline Assets	18,567	18,546
Construction in progress	439	5
	163,100	162,645
Accumulated depreciation	(18,737)	(17,097)
Property, plant and equipment, net	$144,363	$145,548

3. DEBT

Total debt was comprised of the following:

	March 31, 2016	December 31, 2015

6.875% Senior Notes due 2023	$350,000	$350,000
Term Loan	234,200	234,200
Revolving Credit Facility (a)	24,500	24,500
Total debt outstanding	608,700	608,700
Unamortized debt issuance costs	(8,642)	(9,065)
Net carrying value of debt	$600,058	$599,635

(a) PBFX had $2,110 outstanding letters of credit and $298,390 available under our five year $325,000 revolving credit facility (“Revolving Credit Facility”) as of March 31, 2016.

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
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs. The terms of the marketable securities range from one to three months and are classified on the balance sheet as non-current assets. The gross unrecognized holding gains and losses as of March 31, 2016 and December 31, 2015 were not material. As of March 31, 2016, these investments are used as collateral to secure the Partnership's obligations under its three year $300,000 term loan facility with Wells Fargo Bank, National Association, as

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

administrative agent, and a syndicate of lenders (the “Term Loan”) and are intended to be used only to fund future capital expenditures.
The estimated fair values of the Revolving Credit Facility and Term Loan approximate their carrying values, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (“2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $339,216 and $321,722 at March 31, 2016 and December 31, 2015, respectively. The carrying value and fair value of PBFX's debt, exclusive of unamortized debt issuance costs, was approximately $608,700 and $597,916 as of March 31, 2016 and $608,700 and $580,422 as of December 31, 2015, respectively.

4. EQUITY
PBFX had 15,924,676 common units held by the public outstanding as of March 31, 2016. PBF Energy owns 2,572,944 of PBFX's common units and 15,886,553 of PBFX's subordinated units constituting an aggregate of 53.7% of PBFX's limited partner interest. In accordance with PBFX's partnership agreement, PBF Energy's subordinated units will convert into common units on a one-for-one basis once PBFX has met specified distribution targets and successfully completed other tests set forth in PBFX's partnership agreement.

Issuance of Additional Interests
PBFX's partnership agreement authorizes PBFX to issue an unlimited number of additional partnership interests for consideration and on the terms and conditions determined by PBFX's general partner without the approval of the unitholders. In addition, on May 14, 2015, PBFX partially funded the Delaware City Products Pipeline and Truck Rack acquisition with $30,500 of Partnership common units, or 1,288,420 common units. It is possible that PBFX will fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests.
Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX's distributions of available cash.

Equity Activity
The summarized changes in the carrying amount of our equity during the three months ended March 31, 2016 are as follows:

	Common Units - Public	Common Units - PBF	Subordinated Units - PBF	IDR	Total
Balance at December 31, 2015	$340,317	$(248,363)	$(277,094)	$(535)	$(185,675)
Quarterly distributions to unitholders (including IDRs)	(6,694)	(1,055)	(6,513)	(583)	(14,845)
Net income attributable to Partnership	8,493	1,372	8,472	757	19,094
Contributions from PBF LLC	—	15	—	—	15
Unit-based compensation expense	729	—	—	—	729
Other	(505)	(82)	(506)	1,118	25
Balance at March 31, 2016	$342,340	$(248,113)	$(275,641)	$757	$(180,657)

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

Cash distributions
PBFX's partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. On March 8, 2016, the Partnership paid a quarterly cash distribution, based on the results of the fourth quarter of 2015, totaling $14,680, or $0.41 per unit, to unitholders of record on February 22, 2016.
The allocation of total quarterly cash distributions to general and limited partners, in the table below, for the three months ended March 31, 2016 and 2015, is as follows. The Partnership's distributions are declared subsequent to quarter end (distributions of $0.42 and $0.35 per unit declared in April 2016 and 2015, respectively, for the three months ended March 31, 2016 and 2015, respectively); therefore, the table represents total cash distributions applicable to the period in which the distributions are earned:

	Three Months Ended March 31,
	2016	2015

IDR - PBF LLC	$757	$29
Limited partners’ distributions:
Common – public	8,065	5,631
Common – PBF LLC	1,081	450
Subordinated – PBF LLC	6,672	5,560
Total distributions	16,575	11,670
Total cash distributions (1)	$16,429	$11,574
____________________
(1) Excludes phantom unit distributions which are accrued and paid upon vesting.

5. UNIT-BASED COMPENSATION
PBF GP's board of directors adopted the PBF Logistics LP 2014 Long Term Incentive Plan ("LTIP") in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.
In the three months ended March 31, 2016 and 2015, PBFX issued phantom unit awards under the LTIP to certain directors, officers and seconded employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX's common units on that date. The estimated fair value of PBFX's phantom units is amortized over the vesting period of four years, using the straight-line method.
In the three months ended March 31, 2015, upon retirement of certain of PBF GP's officers, phantom units held by these individuals accelerated vesting pursuant to the terms of their grant agreements. There was no acceleration of units in the three months ended March 31, 2016.
Unit-based compensation expense related to the Partnership that was included in general and administrative expense in the Partnership's condensed consolidated statements of operations was $729 and $930, inclusive of $0

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

and $510 associated with the accelerated vesting of certain phantom units described above, for the three months ended March 31, 2016 and 2015.

6. NET INCOME PER UNIT
Earnings in excess of distributions are allocated to the limited partners based on their respective percentage interests. Payments made to PBFX's unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.
Diluted net income per unit includes the effects of potentially dilutive units of PBFX's common units that consist of unvested phantom units. For the three months ended March 31, 2016, there were 398,485 anti-dilutive phantom units. For the three months ended March 31, 2015, there were no anti-dilutive phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, PBFX has also identified the general partner interest and incentive distribution rights as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. The Partnership issued 1,288,420 common units in 2015 to PBF LLC in conjunction with the Delaware City Products Pipeline and Truck Rack acquisition.
When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings less distributions:

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$19,094	$17,762
Less distributions declared on:
Limited partner common units - public	8,065	5,631
Limited partner common units - PBF LLC	1,081	450
Limited partner subordinated units - PBF LLC	6,672	5,560
IDR holder - PBF LLC	757	29
Total distributions declared	16,575	11,670
Earnings less distributions	$2,519	$6,092

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended March 31, 2016
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income (loss):
Distributions declared	$8,065	$1,081	$6,672	$757	$16,575
Earnings less distributions	428	291	1,800	—	2,519
Net income (loss)	$8,493	$1,372	$8,472	$757	$19,094

Weighted-average units outstanding - basic	15,924,676	2,572,944	15,886,553
Weighted-average units outstanding - diluted	15,925,053	2,572,944	15,886,553

Net income per limited partner unit - basic	$0.53	$0.53	$0.53
Net income per limited partner unit - diluted	$0.53	$0.53	$0.53

	Three Months Ended March 31, 2015
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income (loss):
Distributions declared	$5,631	$450	$5,560	$29	$11,670
Earnings less distributions	2,379	201	2,488	1,024	6,092
Net income (loss)	$8,010	$651	$8,048	$1,053	$17,762

Weighted-average units outstanding - basic	15,812,500	1,284,524	15,886,553
Weighted-average units outstanding - diluted	15,832,737	1,284,524	15,886,553

Net income per limited partner unit - basic	$0.51	$0.51	$0.51
Net income per limited partner unit - diluted	$0.51	$0.51	$0.51

7. COMMITMENTS AND CONTINGENCIES

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
In connection with its acquisition of the DCR assets and the Paulsboro refinery, PBF Holding and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with PBF Holding's Toledo refinery acquisition, Sunoco Inc. (R&M) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.

8. RELATED PARTY TRANSACTIONS

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
The commercial agreements entered into during the year ended December 31, 2015 and 2014 with PBF Holding have initial terms ranging from approximately seven to ten years and include:
•a rail terminaling services agreement with PBF Holding, with an initial term of approximately seven years, under which the Partnership provides terminaling services at the DCR Rail Terminal. Pursuant to the rail terminaling services agreement, and based on the change in the U.S. Producer Price Index (the “PPI”), effective January 1, 2016, the terminaling service fee was decreased to $2.014 per barrel up to the minimum throughput commitment and $0.503 per barrel for volumes that exceed the minimum throughput commitment;
•a truck unloading and terminaling services agreement with PBF Holding, with an initial term of approximately seven years, under which the Partnership provides terminaling services at the Toledo Truck Terminal. Pursuant to the truck unloading and terminaling services agreement, and based on the change in the PPI, effective January 1, 2016, the terminaling service fee was decreased to $1.007 per barrel;
•a terminaling services agreement, with an initial term of approximately seven years, under which the Partnership provides rail terminaling services to PBF Holding at the DCR West Rack;
•a storage and terminaling services agreement, with an initial term of ten years, under which the Partnership provides storage and terminaling services to PBF Holding at the Toledo Storage Facility;
•a pipeline service agreement with PBF Holding, with an initial term of approximately ten years, under which the Partnership, through Delaware Pipeline Company (“DPC”), provides pipeline services to PBF Holding at the Delaware City Products Pipeline; and
•a truck loading service agreement with PBF Holding, with an initial term of approximately ten years, under which the Partnership, through Delaware City Logistics Company LLC (“DCLC”), provides terminaling services to PBF Holding at the Delaware City Truck Rack.
Each of these commercial agreements contain minimum volume commitments. Additionally, the storage and terminaling services agreement contains minimum requirements for the amount of storage contracted by PBF Holding. The fees under each commercial agreement are indexed for inflation and the agreements give PBF Holding the option to renew for two additional five year terms following the expiration of the initial term.

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

Predecessor Transactions
Related-party transactions of the Predecessor were settled through division of equity.

Summary of Transactions
A summary of revenue and expense transactions with our affiliates, including expenses directly charged and allocated to PBFX and our Predecessor, is as follows:

	Three Months Ended March 31,
	2016	2015
Revenues	$36,549	$32,846
Operating and maintenance expenses	1,122	1,155
General and administrative expenses	844	1,235

9. SEGMENT INFORMATION
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
Our Transportation and Terminaling segment consists of the following assets:
•the DCR Rail Terminal, which serves PBF Holding’s Delaware City and Paulsboro refineries;
•the DCR West Rack, which serves PBF Holding’s Delaware City refinery;
•the Toledo Truck Terminal, which serves PBF Holding’s Toledo refinery, comprised of LACT units;
•a propane truck loading facility, located within the Toledo Storage Facility, which is part of PBF Holding's Toledo, Ohio refinery;
•the Delaware City Products Pipeline, which consists of an interstate petroleum products pipeline located at PBF Holding's Delaware City refinery; and
•the Delaware City Truck Rack, which consists of a truck loading rack utilized to distribute gasoline, distillates and LPGs located at PBF Holding's Delaware City refinery.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Our Storage segment consists of the following asset:
•the Toledo Storage Facility, excluding the propane truck loading facility, which services the Toledo refinery and consists of tanks for storing crude oil, refined products and intermediates.
Revenues are generated from commercial agreements entered into with PBF Holding under which PBF Holding pays the Partnership fees for transportation, terminaling and storage of crude oil and refined products. The commercial agreements with PBF Holding are described in Note 8 of the Condensed Consolidated Financial Statements in this Form 10-Q. The Partnership does not have any foreign operations.
The operating segments adhere to the accounting polices used for the consolidated financial statements, as described in our 2015 Form 10-K Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements. The Partnership's operating segments are strategic business units that offer different services in different geographical locations. PBFX has evaluated the performance of each operating segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the operating segment, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with a specific operating segment.

	Three Months Ended March 31, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$31,067	$5,482	$—	$36,549
Depreciation and amortization expense	991	649	—	1,640
Income (loss) from operations	25,947	2,941	(2,565)	26,323
Interest expense, net and amortization of loan fees	—	—	7,229	7,229
Capital expenditures	—	439	—	439

	Three Months Ended March 31, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$27,320	$5,526	$—	$32,846
Depreciation and amortization expense	991	642	—	1,633
Income (loss) from operations	19,802	2,977	(3,062)	19,717
Interest expense, net and amortization of loan fees	(10)	—	1,965	1,955
Capital expenditures	76	—	—	76

	Balance at March 31, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$112,408	$57,143	$264,028	$433,579

	Balance at December 31, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$112,826	$56,846	$253,230	$422,902

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

10. SUBSEQUENT EVENTS

April 2016 Equity Offering
On April 5, 2016, the Partnership completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the exercise of an over-allotment option, for net proceeds of $51,400, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 Equity Offering”).
As a result of the April 2016 Equity Offering, PBF LLC holds a 49.5% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 50.5% limited partner interest owned by public unitholders.

Cash distribution
On April 28, 2016, PBF GP's board of directors declared a cash distribution, based on the results of the first quarter of 2016, of $0.42 per unit. The distribution is payable on May 31, 2016 to PBFX unitholders of record at the close of business on May 13, 2016.

Plains Asset Purchase
On April 29, 2016, the Partnership's wholly-owed subsidiary, PBF Logistics Products Terminals LLC, completed the purchase of four refined product terminals located in the greater Philadelphia region (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of approximately $100,000 (the “Plains Asset Purchase”).

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
DCLC, DPC, Delaware City Terminaling Company LLC and Toledo Terminaling Company LLC are 100% owned subsidiaries of the Partnership and serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, among the Partnership, PBF Logistics Finance, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.”
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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$29,264	$—	$—	$—	$29,264
Accounts receivable - affiliates	34	24,420	—	—	24,454
Prepaid expense and other current assets	319	771	—	—	1,090
Due from related parties	1,802	157,652	—	(159,454)	—
Total current assets	31,419	182,843	—	(159,454)	54,808

Property, plant and equipment, net	—	144,363	—	—	144,363
Investment in subsidiaries	322,268	—	—	(322,268)	—
Marketable securities	234,408	—	—	—	234,408
Total assets	$588,095	$327,206	$—	$(481,722)	$433,579

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$260	$2,937	$—	$—	$3,197
Accounts payable and accrued liabilities	10,782	199	—	—	10,981
Due to related parties	157,652	1,802	—	(159,454)	—
Total current liabilities	168,694	4,938	—	(159,454)	14,178

Long-term debt	600,058	—	—	—	600,058
Total liabilities	768,752	4,938	—	(159,454)	614,236

Commitments and contingencies

Equity:
Net investment	—	322,268	—	(322,268)	—
Common unitholders - Public	342,340	—	—	—	342,340
Common unitholder - PBF LLC	(248,113)	—	—	—	(248,113)
Subordinated unitholder - PBF LLC	(275,641)	—	—	—	(275,641)
IDR holder - PBF LLC	757	—	—	—	757
Total equity	(180,657)	322,268	—	(322,268)	(180,657)
Total liabilities and equity	$588,095	$327,206	$—	$(481,722)	$433,579

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$18,678	$—	$—	$—	$18,678
Accounts receivable - affiliates	—	23,949	—	—	23,949
Prepaid expense and other current assets	290	179	—	—	469
Due from related parties	1,287	127,373	—	(128,660)	—
Total current assets	20,255	151,501	—	(128,660)	43,096

Property, plant and equipment, net	—	145,548	—	—	145,548
Investment in subsidiaries	292,411	—	—	(292,411)	—
Marketable securities	234,258	—	—	—	234,258
Total assets	$546,924	$297,049	$—	$(421,071)	$422,902

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$574	$2,864	$—	$—	$3,438
Accounts payable and accrued liabilities	5,017	487	—	—	5,504
Due to related parties	127,373	1,287	—	(128,660)	—
Total current liabilities	132,964	4,638	—	(128,660)	8,942

Long-term debt	599,635	—	—	—	599,635
Total liabilities	732,599	4,638	—	(128,660)	608,577

Commitments and contingencies

Equity:
Net investment	—	292,411	—	(292,411)	—
Common unitholders - Public	340,317	—	—	—	340,317
Common unitholder - PBF LLC	(248,363)	—	—	—	(248,363)
Subordinated unitholder - PBF LLC	(277,094)	—	—	—	(277,094)
IDR holder - PBF LLC	(535)	—	—	—	(535)
Total equity	(185,675)	292,411	—	(292,411)	(185,675)
Total liabilities and equity	$546,924	$297,049	$—	$(421,071)	$422,902

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues from affiliates	$—	$36,549	$—	$—	$36,549

Operating costs and expenses
Operating and maintenance expenses	—	6,021	—	—	6,021
General and administrative expenses	2,565	—	—	—	2,565
Depreciation and amortization expense	—	1,640	—	—	1,640
Total operating costs and expenses	2,565	7,661	—	—	10,226

Operating income (loss)	(2,565)	28,888	—	—	26,323

Other income (expenses)
Equity in earnings (loss) of subsidiaries	28,888	—	—	(28,888)	—
Interest expenses net	(6,806)	—	—	—	(6,806)
Amortization of loan fees	(423)	—	—	—	(423)
Net income (loss)	19,094	28,888	—	(28,888)	19,094
Less: Net income attributable to Predecessor	—	—	—	—	—
Net income (loss) attributable to the Partnership	$19,094	$28,888	$—	$(28,888)	$19,094

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues from affiliates	$—	$32,846	$—	$—	$32,846

Operating costs and expenses
Operating and maintenance expenses	—	8,434	—	—	8,434
General and administrative expenses	2,953	109	—	—	3,062
Depreciation and amortization expense	—	1,633	—	—	1,633
Total operating costs and expenses	2,953	10,176	—	—	13,129

Operating income (loss)	(2,953)	22,670	—	—	19,717

Other income (expenses)
Equity in earnings (loss) of subsidiaries	22,680	—	—	(22,680)	—
Interest expenses net	(1,803)	10	—	—	(1,793)
Amortization of loan fees	(162)	—	—	—	(162)
Net income (loss)	17,762	22,680	—	(22,680)	17,762
Less: Net income attributable to Predecessor	—	1,053	—	—	1,053
Net income (loss) attributable to the Partnership	$17,762	$21,627	$—	$(22,680)	$16,709

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	Three Months Ended March 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$19,094	$28,888	$—	$(28,888)	$19,094
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	1,640	—	—	1,640
Amortization of deferred financing fees	423	—	—	—	423
Unit-based compensation expense	729	—	—	—	729
Equity in earnings	(28,888)	—	—	28,888	—
Changes in current assets and current liabilities:
Accounts receivable - affiliates	(34)	(471)	—	—	(505)
Prepaid expenses and other current assets	(29)	(592)	—	—	(621)
Accounts payable - affiliates	(314)	73	—	—	(241)
Accounts payable and accrued liabilities	5,600	(288)	—	—	5,312
Amounts due to/from related parties	29,764	(29,764)	—	—	—
Other assets and liabilities	15	(1)	—	—	14
Net cash provided by (used in) operating activities	26,360	(515)	—	—	25,845

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(439)	—	—	(439)
Purchase of marketable securities	(690,000)	—	—	—	(690,000)
Maturities of marketable securities	689,860	—	—	—	689,860
Investment in subsidiaries	(954)	—	—	954	—
Net cash provided by (used in) investing activities	(1,094)	(439)	—	954	(579)

Cash flows from financing activities:
Distribution to unitholders	(14,680)	—	—	—	(14,680)
Contribution from Issuer	—	954	—	(954)	—
Net cash provided by (used in) financing activities	(14,680)	954	—	(954)	(14,680)

Net increase in cash and cash equivalents	10,586	—	—	—	10,586
Cash and equivalents, beginning of period	18,678	—	—	—	18,678
Cash and equivalents, end of period	$29,264	$—	$—	$—	$29,264

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

	Three Months Ended March 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$17,762	$22,680	$—	$(22,680)	$17,762
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	1,633	—	—	1,633
Amortization of deferred financing fees	162	—	—	—	162
Unit-based compensation expense	930	—	—	—	930
Equity in earnings	(22,680)	—	—	22,680	—
Changes in current assets and current liabilities:
Accounts receivable - affiliates	—	(2,320)	—	—	(2,320)
Prepaid expenses and other current assets	100	(6)	—	—	94
Accounts payable - affiliates	9	(310)	—	—	(301)
Accounts payable and accrued liabilities	257	(303)	—	—	(46)
Amounts due to/from related parties	20,534	(20,534)	—	—	—
Other assets and liabilities	(15)	—	—	—	(15)
Net cash provided by operating activities	17,059	840	—	—	17,899

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(76)	—	—	(76)
Purchase of marketable securities	(689,693)	—	—	—	(689,693)
Maturities of marketable securities	689,697	—	—	—	689,697
Investment in subsidiary	(164)	164	—	—	—
Net cash provided by (used in) investing activities	(160)	88	—	—	(72)

Cash flows from financing activities:
Distribution to unitholders	(10,885)	—	—	—	(10,885)
Contribution from PBF LLC	—	(928)	—	—	(928)
Net cash used in financing activities	(10,885)	(928)	—	—	(11,813)

Net increase in cash and cash equivalents	6,014	—	—	—	6,014
Cash and equivalents, beginning of period	14,165	—	—	—	14,165
Cash and equivalents, end of period	$20,179	$—	$—	$—	$20,179

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations in our 2015 Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our 2015 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the Offering refer to the Predecessor or for assets acquired in the Acquisitions from PBF prior to the effective date of each acquisition. For periods subsequent to the Offering or effective dates of each of the Acquisitions from PBF, these terms refer to the Partnership and its subsidiaries.

Overview
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of March 31, 2016, owned 95.2% of the total economic interest in PBF LLC. PBF LLC holds a 53.7% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 46.3% limited partner interest owned by public unitholders.
The Partnership includes the assets, liabilities and results of operations of certain crude oil and refined product terminaling, pipeline, and storage assets, previously operated and owned by PBF Holding's subsidiaries, DCR, TRC and PBF Holding's previously held subsidiary, DPC, which were acquired in the Acquisitions from PBF during 2014 and 2015.
In connection with the Offering, pursuant to a contribution, conveyance and assumption agreement, PBF LLC contributed the IPO Assets. Prior to completion of the Offering, the assets, liabilities and results of operations of the aforementioned assets related to our Predecessor.

During 2014, the Partnership acquired from PBF LLC the DCR West Rack, a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery and the Toledo Storage Facility, a tank farm and related facilities located at PBF Holding's Toledo refinery, including a propane storage and loading facility. In addition, on May 14, 2015, the Partnership acquired from PBF LLC the Delaware City Products Pipeline, a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd and the Delaware City Truck Rack, a 15-lane, 76,000 bpd capacity truck loading rack located at PBF Holding's Delaware City, Delaware refinery.

The condensed consolidated financial statements presented in this Form 10-Q include the consolidated financial results of PBFX as of and for the period ending March 31, 2016. We recorded the Acquisitions from PBF at PBF Energy's historical book value, as the Acquisitions from PBF were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of PBFX contained herein to include the historical results of the Delaware City Products Pipeline and Truck Rack prior to the effective date of its acquisition by PBFX.
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

Recent Developments

Plains Asset Purchase
On February 2, 2016, we announced that our wholly-owned subsidiary, PBF Logistics Products Terminals LLC, entered into an agreement to purchase the assets of four refined product terminals located in the greater Philadelphia region (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of approximately $100.0 million (the “Plains Asset Purchase”). This acquisition expands our storage and terminaling footprint and introduces third-party customers to our revenue base. The acquisition was financed through a combination of cash on hand and borrowings from our senior secured revolving credit facility. On April 29, 2016, we closed on our acquisition of the East Coast Terminals.

April 2016 Equity Offering
On April 5, 2016, we completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of approximately $51.4 million, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 Equity Offering”).
As a result of the April 2016 Equity Offering, PBF LLC holds a 49.5% limited partner interest in us and owns all of our IDRs, with the remaining 50.5% limited partner interest owned by public unitholders.

Agreements with PBF Energy

Commercial Agreements
We have various long-term, fee-based commercial agreements with PBF Holding under which we provide rail, trucking, pipeline, terminal distribution and storage services to PBF Holding, and PBF Holding commits to provide us with minimum monthly throughput volumes of crude oil and refined products. If, in any calendar quarter, PBF Holding fails to meet its minimum volume commitments under these agreements, it will be required to pay a shortfall payment. We believe the terms and conditions under these agreements, as well as other agreements with PBF Holding described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. In addition, certain subsidiaries of PBF Energy have preexisting commercial relationships with the East Coast Terminals which have been assigned to us in connection with the closing of the Plains Asset Purchase.
The commercial agreements entered into during the year ended December 31, 2015 and 2014 with PBF Holding have initial terms ranging from approximately seven to ten years and include:
•a rail terminaling services agreement with PBF Holding, with an initial term of approximately seven years, under which we provide terminaling service at the DCR Rail Terminal. Pursuant to the rail terminaling services agreement, and based on the change in the U.S. Producer Price Index (the “PPI”), effective January 1, 2016, the terminaling service fee was decreased to $2.014 per barrel up to the minimum throughput commitment and $0.503 per barrel for volumes that exceed the minimum throughput commitment;

•a truck unloading and terminaling services agreement with PBF Holding, with an initial term of approximately seven years, under which we provide terminaling service at the Toledo Truck Terminal. Pursuant to the truck unloading and terminaling services agreement, and based on the change in the PPI, effective January 1, 2016, the terminaling service fee was decreased to $1.007 per barrel;
•a terminaling services agreement, with an initial term of approximately seven years, under which we provide rail terminaling services to PBF Holding at the DCR West Rack;
•a storage and terminaling services agreement, with an initial term of ten years, under which we provide storage and terminaling services to PBF Holding at the Toledo Storage Facility;
•a pipeline service agreement with PBF Holding, with an initial term of approximately ten years, under which we, through DPC, provide pipeline service to PBF Holding at the Delaware City Products Pipeline; and
•a truck loading service agreement with to PBF Holding, with an initial term of approximately ten years, under which we, through Delaware City Logistics Company LLC, provide terminaling services to PBF Holding at the Delaware City Truck Rack.
Each of these commercial agreements contain minimum volume commitments. Additionally, the storage and terminaling services agreement contains minimum requirements for the amount of storage contracted by PBF Holding. The fees under each commercial agreement are indexed for inflation and the agreements give PBF Holding the option to renew for two additional five year terms following the expiration of the initial term.

Other Agreements
In addition to the commercial agreements described above, we also entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which addresses the payment of an annual fee, in the amount of $2.35 million per year, for the provision of various general and administrative services, and reimbursement of salary and benefit costs for certain PBF Energy employees, among other matters, and an operations and management services and secondment agreement with PBF Holding and certain of its subsidiaries under which we reimburse PBF Holding for the provision of certain operational services to us in support of our operations, including operational services performed by certain of PBF Holding's field-level employees.

Factors Affecting the Comparability of Our Financial Results
Our results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. Our reported logistics assets revenues are fee-based and subject to contractual minimum volume commitments. These fees are indexed for inflation in accordance with either the Federal Energy Regulatory Commission (the “FERC”) indexing methodology or the PPI.
Revenues reported by PBFX prior to the Delaware City Product Pipeline and Truck Rack acquisition did not include commercial contracts with Delaware City Products Pipeline and Truck Rack. Prior to the Delaware City Products Pipeline and Truck Rack acquisition, only the Delaware City Products Pipeline generated revenue.
Financing. There are differences in the way we finance our operations as compared to our operations prior to the Delaware City Product Pipeline and Truck Rack acquisition. Historically, we have financed our operations through proceeds generated by the Offering, internally generated cash flows, and borrowings under our five year $325.0 million revolving credit facility (“Revolving Credit Facility”) to satisfy capital expenditure requirements. On May 12, 2015, we issued $350.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (“2023 Senior Notes”), resulting in a significant increase to our historically recognized interest expense and amortization of loan fees.
Based on the terms of our cash distribution policy, we will distribute most of the cash generated by our operations to our unitholders, including PBF Energy. As a result, we expect to fund future maintenance and growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our Revolving Credit Facility and potential issuance of additional equity or debt securities.

Other Factors That Will Significantly Affect Our Results
Supply and Demand for Crude Oil and Refined Products. We generate revenue by charging fees for receiving, handling, transferring, storing and throughputting crude oil and refined products. All of our revenues are derived from fee-based commercial agreements with subsidiaries of PBF Energy with initial terms ranging from approximately seven to ten years and including minimum volume commitments, which enhance the stability of our cash flows. The volume of crude oil and refined products that is throughputted depends substantially on PBF Energy’s refining margins. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products.
Factors driving the prices of petroleum-based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Please read “Risk Factors” in our 2015 Form 10-K.
Acquisition Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under our omnibus agreement with PBF GP, PBF LLC and PBF Holding, subject to certain exceptions, we have a right of first offer on certain logistics assets owned by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Holding’s Delaware City and Toledo refineries related to our business in the event PBF Energy permanently shuts down either the Delaware City refinery or the Toledo refinery. In addition, our commercial agreements provide us with the right to use certain assets at PBF Holding’s Delaware City or Toledo refineries in the event of a temporary shutdown. Furthermore, we may pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy.

However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, through the liquidation of marketable securities, borrowings under our Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.
Third-Party Business. As of March 31, 2016, PBF Holding accounts for all of our revenues. In addition, subsequent to the Plains Asset Purchase, we continue to expect the majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries, particularly its Delaware City and Toledo refineries. We are examining further diversification of our customer base by potentially developing third-party throughput volumes in our existing system and expanding our asset portfolio to service third-party customers. Unless we are successful in attracting third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.

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
We believe that the presentation of EBITDA provides useful information to investors in assessing our financial condition and results of operations. We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance and provides investors with an enhanced perspective of the operating performance of our assets and the cash our business is generating. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of such matters may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. EBITDA and distributable cash flow are reconciled to net income and net cash provided by operating activities in “—Results of Operations” below.

Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Combined Overview. The following tables summarize our results of operations and financial data for the three months ended March 31, 2016 and 2015. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Revenue from affiliates	$36,549	$32,846

Operating costs and expenses:
Operating and maintenance expenses	6,021	8,434
General and administrative expenses	2,565	3,062
Depreciation and amortization	1,640	1,633
Total costs and expenses	10,226	13,129
Income from operations	26,323	19,717
Other income (expense):
Interest expense, net	(6,806)	(1,793)
Amortization of loan fees	(423)	(162)
Net income	19,094	17,762
Less: Net income attributable to Predecessor	—	1,053
Net income attributable to the Partnership	$19,094	$16,709

Other Data:
EBITDA	$27,963	$21,350
Distributable cash flow	21,447	19,248
Capital expenditures	439	76
Reconciliation of Non-GAAP Financial Measures
As described in “How We Evaluate Our Operations,” our management uses EBITDA and distributable cash flow to analyze our performance. The following table presents a reconciliation of net income to EBITDA and distributable cash flow, the most directly comparable GAAP financial measure on a historical basis, for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$19,094	$17,762
Interest expense, net	6,806	1,793
Amortization of loan fees	423	162
Depreciation and amortization	1,640	1,633
EBITDA	27,963	21,350
Less: Predecessor EBITDA	—	1,229
EBITDA attributable to PBFX	27,963	20,121
Non-cash unit-based compensation expense	729	930
Interest expense, net	(6,806)	(1,803)
Maintenance capital expenditures	(439)	—
Distributable cash flow	$21,447	$19,248
The following table presents a reconciliation of net cash provided by operating activities to EBITDA and distributable cash flow, for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities:	$25,845	$17,899
Change in current assets and liabilities	(3,959)	2,588
Interest expense, net	6,806	1,793
Non-cash unit-based compensation expense	(729)	(930)
EBITDA	27,963	21,350
Less: Predecessor EBITDA	—	1,229
EBITDA attributable to PBFX	27,963	20,121
Non-cash unit-based compensation expense	729	930
Interest expense, net	(6,806)	(1,803)
Maintenance capital expenditures	(439)	—
Distributable cash flow	$21,447	$19,248
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Summary. Our net income for the three months ended March 31, 2016 increased $1.3 million to $19.1 million from $17.8 million for the three months ended March 31, 2015. The increase in net income was primarily due to the following:

•	an increase in revenues of $3.7 million, or 11.3%, attributable to the effect of the new commercial agreements with PBF Energy and increased throughput at the Toledo Truck Terminal;

•	a decrease in operating and maintenance expenses of $2.4 million, or 28.6%, as a result of a decrease in outside services and utility costs; and

•	a decrease in general and administrative expenses of $0.5 million, or 16.2%, as a result of decreased cost allocations of certain direct employee costs;

•	partially offset by the following:

◦
an increase in interest expense, net of $5.0 million attributable to the interest costs associated with the 2023 Notes, partially offset by interest income associated with our marketable securities; and

◦	an increase in amortization of loan fees of $0.3 million due to the amortization of capitalized debt issuance costs associated with the 2023 Notes.
Operating Segments
We review operating results in two reportable segments: (i) Transportation and Terminaling; and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net sales less operating expenses and depreciation and amortization. General and administrative expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is more fully discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Transportation and Terminaling Segment
The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Revenue from affiliates	$31,067	$27,320

Operating costs and expenses:
Operating and maintenance expenses	4,129	6,527
Depreciation and amortization	991	991
Total costs and expenses	5,120	7,518
Transportation and Terminaling Segment Operating Income	$25,947	$19,802

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Key Operating Information
Throughput (bpd):
DCR Rail Terminal	30.2	48.8
DCR West Rack	10.9	37.2
Toledo Truck Terminal	16.4	6.3
Toledo Storage Facility (Propane Loading)	4.6	4.1
Delaware City Products Pipeline	36.0	48.1
Delaware City Truck Rack	30.3	N/A
Total throughput (barrels):
DCR Rail Terminal	2,749.6	4,390.1
DCR West Rack	991.1	3,345.9
Toledo Truck Terminal	1,495.6	567.7
Toledo Storage Facility (Propane Loading)	420.9	371.8
Delaware City Products Pipeline	3,280.2	4,331.6
Delaware City Truck Rack	2,754.5	N/A
Total	11,691.9	13,007.1

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenue. Revenue from affiliates increased approximately $3.7 million, or 13.7%, to approximately $31.1 million for the three months ended March 31, 2016 compared to approximately $27.3 million for the three months ended March 31, 2015. The increase in revenue from affiliates was primarily attributed to the effect of the new commercial agreements with PBF Energy associated with the acquisition of the Delaware City Products Pipeline and Truck Rack and an increase in throughput at the Toledo Truck Terminal. Prior to the acquisition, our assets were a part of the integrated operations of PBF Energy and the operation of our assets did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Following the closing of the acquisition, our revenues were generated from commercial agreements with PBF Energy.
Operating and Maintenance Expenses. Operating and maintenance expenses decreased approximately $2.4 million, or 36.7%, to approximately $4.1 million for the three months ended March 31, 2016 compared to approximately $6.5 million for the three months ended March 31, 2015. The decrease in operating and maintenance expenses was primarily attributable to approximately $1.4 million of lower operating expenses associated with outside services and $0.8 million of lower operating expenses associated with utilities at the DCR Rail Terminal and DCR West Rack due to lower throughput.
Depreciation and Amortization Expenses. Depreciation and amortization expense was approximately $1.0 million for the three months ended March 31, 2016 compared to approximately $1.0 million for the three months ended March 31, 2015. Depreciation and amortization expense for the three months ended March 31, 2016 was consistent with the prior year.

Storage Segment
The following table and discussion is an explanation of our results of operations of the Storage segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Revenue from affiliates	$5,482	$5,526

Operating costs and expenses:
Operating and maintenance expenses	1,892	1,907
Depreciation and amortization	649	642
Total costs and expenses	2,541	2,549
Storage Segment Operating Income	$2,941	$2,977

VOLUMES
Storage capacity reserved (average shell capacity barrels per month)	3,654.6	3,682.4

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenue. Revenue from affiliates was approximately $5.5 million for the three months ended March 31, 2016 compared to $5.5 million for the three months ended March 31, 2015. Revenue for the three months ended March 31, 2016 was consistent with the prior year.
Operating and Maintenance Expenses. Operating and maintenance expenses was approximately $1.9 million for the three months ended March 31, 2016 compared to approximately $1.9 million for the three months ended March 31, 2015. Operating and maintenance expenses for the three months ended March 31, 2016 was consistent with the prior year.
Depreciation and Amortization Expenses. Depreciation and amortization expense was approximately $0.6 million for the three months ended March 31, 2016 compared to approximately $0.6 million for the three months ended March 31, 2015. Depreciation and amortization expense for the three months ended March 31, 2016 was consistent with the prior year.

Liquidity and Capital Resources
We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement by PBF Energy for certain capital expenditures, through the liquidation of marketable securities, borrowings under our credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and minimum quarterly cash distributions. We financed the Plains Asset Purchase through a combination of cash on hand and borrowings from our Revolving Credit Facility.
We have paid, and intend to continue to pay, a quarterly distribution of at least $0.30 per unit per quarter, which equates to approximately $11.2 million per quarter, or $44.8 million per year, based on the current number of common units, subordinated units and associated IDRs outstanding. We do not have a legal obligation to pay this distribution. On March 8, 2016, we paid a quarterly cash distribution, based on the results of the fourth quarter of 2015, totaling $14.7 million, or $0.41 per unit, to unitholders of record on February 22, 2016.
Credit Facilities
On May 14, 2014, we entered into the Revolving Credit Facility and a three year $300 million term loan facility (the "Term Loan"), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders.
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
The Revolving Credit Facility and Term Loan contain covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. We are in compliance with our covenants under the Revolving Credit Facility and Term Loan as of March 31, 2016.
On May 12, 2015, we completed the offering of $350.0 million of 2023 Senior Notes. The initial purchasers in the offering purchased $330.1 million aggregate principal amount of 2023 Notes and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining $19.9 million aggregate principal amount of 2023 Notes. We pay interest on the 2023 Notes semi-annually on May 15 and November 15 with our first interest payment taking place on November 15, 2015. The 2023 Notes mature on May 15, 2023.
The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’

ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of March 31, 2016, we are in compliance with all covenants under the 2023 Notes.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$25,845	$17,899
Net cash used in investing activities	(579)	(72)
Net cash used in financing activities	(14,680)	(11,813)
Net change in cash and cash equivalents	$10,586	$6,014
Net cash provided by operating activities increased approximately $7.9 million to approximately $25.8 million for the three months ended March 31, 2016 compared to approximately $17.9 million for the three months ended March 31, 2015. The increase in net cash provided by operating activities was primarily the result of net income of approximately $19.1 million recognized during the three months ended March 31, 2016, compared to a net income of approximately $17.8 million for the three months ended March 31, 2015. Net cash provided by operating activities for the three months ended March 31, 2016 also included non-cash charges relating to depreciation and amortization of approximately $1.6 million, amortization of loan fees of approximately $0.4 million, unit-based compensation of approximately $0.7 million, and net changes in working capital of approximately $4.0 million primarily driven by the timing of collection of accounts receivables and payments of accounts payable. Net cash provided by operating activities for the three months ended March 31, 2015 included non-cash charges relating to depreciation and amortization of approximately $1.6 million, amortization of loan fees of approximately $0.2 million and unit-based compensation of approximately $0.9 million, partially offset by net changes in working capital of approximately $2.6 million primarily driven by the timing of collection of accounts receivables.
Net cash used in investing activities increased approximately $0.5 million to approximately $0.6 million for the three months ended March 31, 2016 compared to approximately $0.1 million for the three months ended March 31, 2015. The increase in net cash used in investing activities was primarily the result of an increase in capital expenditures of approximately $0.4 million for the three months ended March 31, 2016 and net purchases of $0.1 million of marketable securities during the three months ended March 31, 2016.
Net cash used in financing activities increased approximately $2.9 million to approximately $14.7 million for the three months ended March 31, 2016 compared to approximately $11.8 million for the three months ended March 31, 2015. Net cash used in financing activities for the three months ended March 31, 2016 consisted of distributions to unitholders of approximately $14.7 million. Net cash used in financing activities for the three months ended March 31, 2015 consisted of distributions to unitholders of approximately $10.9 million and a distribution to PBF LLC of approximately $0.9 million.

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
Capital expenditures for the three months ended March 31, 2016 were approximately $0.4 million. We currently expect to spend between $5.0 to $6.0 million during 2016 for maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through the liquidation of marketable securities.
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
On February 2, 2016, we announced that our wholly-owned subsidiary, PBF Logistics Products Terminals LLC, entered into an agreement to purchase the East Coast Terminals from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of approximately $100.0 million. The acquisition was financed through a combination of cash on hand and borrowings from our Revolving Credit Facility. In conjunction with the transaction, we will invest approximately $5.0 million, from cash on hand, to improve infrastructure in order to increase throughput capability at the East Coast Terminals. On April 29, 2016, we closed on our acquisition of the East Coast Terminals.

Contractual Obligations
With the exception of the routine fluctuation in the balances of our Revolving Credit Facility and Term Loan, there have been no significant changes in our debt obligations since those reported in our 2015 Form 10-K. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for more information regarding our debt obligations.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities, other than outstanding letters of credit in the amount of approximately $2.1 million.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX's management, including PBFX's principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2016. Based on that evaluation, PBFX's principal executive officer and the principal financial officer have concluded that PBFX's disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBFX's internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2015 Form 10-K.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Purchase Agreement dated as of January 29, 2016 by and between PBF Logistics Products Terminals LLC and Plains Products Terminals LLC (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 4, 2016).

10.1	Guaranty of PBF Logistics LP dated as of January 29, 2016 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 4, 2016).
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date	May 5, 2016		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Purchase Agreement dated as of January 29, 2016 by and between PBF Logistics Products Terminals LLC and Plains Products Terminals LLC (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 4, 2016).

10.1	Guaranty of PBF Logistics LP dated as of January 29, 2016 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 4, 2016).
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
* Filed herewith.
** Furnished, not filed.