Form 10-Q
period 2016-06-30
PBF Logistics LP
filed 2016-08-04
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2016, there were 21,450,041 common units and 15,886,553 subordinated units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of June 30, 2016, owned 95.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”). PBF LLC holds a 49.4% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDR”), with the remaining 50.6% limited partner interest owned by public unitholders as of June 30, 2016.
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to May 14, 2014, refer to PBF MLP Predecessor, our predecessor for accounting purposes, which includes assets, liabilities and results of operations of certain crude oil and refined product transportation, terminaling and storage assets, previously operated and owned by PBF Holding’s subsidiaries, Delaware City Refining Company LLC (“DCR”), Toledo Refining Company LLC (“TRC”), and PBF Holding’s previously held subsidiary, Delaware Pipeline Company LLC (“DPC”). As of June 30, 2016, PBF Holding, together with its subsidiaries, owns and operates four oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

PBFX’s initial assets consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which was part of PBF Holding’s Toledo, Ohio refinery, which together with the DCR Rail Terminal, we refer to as the “IPO Assets”. On September 30, 2014, the Partnership acquired from PBF LLC the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery with total throughput capacity of at least 40,000 barrels per day (“bpd”). In addition, on December 11, 2014, the Partnership acquired from PBF LLC a tank farm and related facilities located at PBF Holding’s Toledo refinery, including a propane storage and loading facility (the “Toledo Storage Facility”). Furthermore, on May 14, 2015, the Partnership acquired from PBF LLC a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd (the “Delaware City Products Pipeline”) and a 15-lane, 76,000 bpd capacity truck loading rack (the “Delaware City Truck Rack”) located at PBF Holding’s Delaware City, Delaware refinery. The Delaware City Products Pipeline and the Delaware City Truck Rack are collectively referred to as the “Delaware City Products Pipeline and Truck Rack.” The transactions entered into after the Offering are collectively referred to as “Acquisitions from PBF.” The Acquisitions from PBF were transfers between entities under common control. Accordingly, the financial information of the Predecessor and the Partnership contained herein have been retrospectively adjusted to include the historical results of the Acquisitions from PBF for all periods presented prior to the effective date of each transaction. On April 29, 2016, the Partnership’s wholly-owed subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), purchased four refined product terminals (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. (the “Plains Asset Purchase”). PBFX accounted for the Plains Asset Purchase as a business combination under U.S. generally accepted accounting principles (“U.S. GAAP”) whereby the Partnership recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.
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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2015, which we refer to as our 2015 Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	our limited operating history as a separate public partnership;

•	changes in general economic conditions;

•	our ability to make, complete and integrate acquisitions from affiliates or third parties;

•	our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply of, and demand for, crude oil, refined products and logistics services;

•	our ability to successfully implement our business plan;

•	our dependence on PBF Energy for a substantial majority of our revenues, which subjects us to the business risks of PBF Energy;

•	a substantial majority of our revenue is generated at two of PBF Energy’s facilities, and any adverse development at either facility could have a material adverse effect on us;

•	our ability to complete internal growth projects on time and on budget;

•	our ability to make, complete and integrate acquisitions from affiliates or third parties, including the recently completed Plains Asset Purchase, and to realize the benefits from such acquisitions;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to handling crude oil and petroleum products;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	changes in the availability and cost of capital;

•	the effects of existing and future laws and governmental regulations, including those related to the shipment of crude oil by trains;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for PBF Energy’s refined products and the differential in the prices of different crude oils;

•	the suspension, reduction or termination of PBF Energy’s obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, PBF Energy’s facilities or third-party facilities on which our business is dependent;

•	incremental costs as a separate public partnership;

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

PART 1 - FINANCIAL INFORMATION

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$49,883	$18,678
Marketable securities - current	136,144	—
Accounts receivable - affiliates	21,904	23,949
Accounts receivable, net	2,462	—
Prepaid expenses and other current assets	5,001	469
Total current assets	215,394	43,096
Marketable securities	—	234,258
Property, plant and equipment, net	243,188	145,548
Total assets	$458,582	$422,902
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$3,850	$3,438
Accounts payable and accrued liabilities	9,242	5,504
Current portion of long-term debt	135,864	—
Deferred revenue	638	—
Total current liabilities	149,594	8,942
Long-term debt	434,978	599,635
Other long-term liabilities	2,023	—
Total liabilities	586,595	608,577

Commitments and contingencies (Note 8)

Equity:
Common unitholders - Public (18,876,597 and15,924,676 units issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively)	378,669	340,317
Common unitholder - PBF LLC (2,572,944 units issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively)	(231,825)	(248,363)
Subordinated unitholder - PBF LLC (15,886,553 units issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively)	(275,739)	(277,094)
IDR holder - PBF LLC	882	(535)
Total equity	(128,013)	(185,675)
Total liabilities and equity	$458,582	$422,902

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Affiliate	$37,965	$34,868	$74,514	$67,713
Third-party	2,694	—	2,694	—
Total revenue	40,659	34,868	77,208	67,713

Costs and expenses:
Operating and maintenance expenses	7,720	4,768	13,741	13,202
General and administrative expenses	6,909	3,729	9,474	6,791
Depreciation and amortization	2,142	1,637	3,782	3,270
Total costs and expenses	16,771	10,134	26,997	23,263

Income from operations	23,888	24,734	50,211	44,450

Other expense:
Interest expense, net	(7,212)	(4,624)	(14,018)	(6,418)
Amortization of loan fees	(422)	(306)	(845)	(467)
Net income	16,254	19,804	35,348	37,565
Less: Net income attributable to Predecessor	—	221	—	1,274
Net income attributable to the Partnership	$16,254	$19,583	$35,348	$36,291

Net income per limited partner unit:
Common units - basic	$0.41	$0.58	$0.94	$1.09
Common units - diluted	0.41	0.58	0.94	1.09
Subordinated units - basic and diluted	0.41	0.58	0.95	1.09
Weighted average limited partner units outstanding:
Common units - basic	21,248,969	17,776,831	19,873,294	17,442,561
Common units - diluted	21,264,690	17,801,429	19,881,339	17,455,155
Subordinated units - basic and diluted	15,886,553	15,886,553	15,886,553	15,886,553

Cash distributions declared per unit	$0.43	$0.37	$0.85	$0.72

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$35,348	$37,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,782	3,270
Amortization of deferred financing fees	845	467
Unit-based compensation expense	2,710	1,613
Changes in operating assets and liabilities:
Accounts receivable - affiliates	2,045	(8,703)
Accounts receivable, net	(2,462)	—
Prepaid expenses and other current assets	(348)	(319)
Accounts payable - affiliates	412	(1,392)
Accounts payable and accrued liabilities	138	5,507
Deferred revenue	638	—
Other assets and liabilities	(265)	(20)
Net cash provided by operations	42,843	37,988

Cash flows from investing activities:
Plains Asset Purchase	(98,336)	—
Expenditures for property, plant and equipment	(2,066)	(220)
Purchase of marketable securities	(1,310,000)	(1,379,386)
Maturities of marketable securities	1,408,124	1,380,085
Net cash (used in) provided by investing activities	(2,278)	479

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	51,575	—
Distribution to PBF LLC related to Delaware City Products Pipeline and Truck Rack acquisition	—	(112,500)
Distributions to unitholders	(31,099)	(22,911)
Distribution to Parent	—	(1,036)
Proceeds from issuance of senior notes	—	350,000
Proceeds from revolving credit facility	98,500	24,500
Repayment of revolving credit facility	(30,000)	(275,100)
Repayment of term loan	(98,336)	(700)
Deferred financing costs	—	(8,225)
Net cash used in financing activities	(9,360)	(45,972)

Net change in cash and cash equivalents	31,205	(7,505)
Cash and cash equivalents at beginning of year	18,678	14,165
Cash and cash equivalents at end of period	$49,883	$6,660

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$15	$2,164

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of June 30, 2016, owned 95.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC holds a 49.4% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDR”), with the remaining 50.6% limited partner interest owned by public unitholders as of June 30, 2016.
PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products and intermediates. The Partnership does not take ownership of or receive any payments based on the value of the crude oil, products or intermediates that it handles and does not engage in the trading of any commodities. PBFX’s assets are integral to the operations of PBF Holding’s refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey.
On April 29, 2016, the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), purchased four refined product terminals (the “East Coast Terminals”), from an affiliate of Plains All American Pipeline, L.P. (the “Plains Asset Purchase”) for an aggregate purchase price of $100,000. This acquisition is accounted for as a business combination under U.S. generally accepted accounting principles (“GAAP”). See Note 2 in this Quarterly Report on Form 10-Q (this “Form 10-Q”) for further discussion regarding the Plains Asset Purchase.
On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51,575, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 Offering”).
Subsequent to the Partnership’s initial public offering (the “Offering”), the Acquisitions from PBF (as defined below) and the Plains Asset Purchase, the Partnership continues to generate a substantial majority of its revenue from transactions with PBF Holding.
Principles of Combination and Consolidation and Basis of Presentation
In connection with the Offering, PBF LLC contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to the Partnership. The assets consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which included a double loop track and ancillary pumping and unloading equipment, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which included six lease automatic custody transfer (“LACT”) units.
Subsequent to the Offering, the Partnership acquired from PBF LLC the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery, a tank farm and related facilities, which included a propane storage and loading facility (the “Toledo Storage Facility”) and an interstate petroleum products pipeline and truck loading rack (the “Delaware City Products Pipeline and Truck Rack”). These transactions are collectively referred to as the “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack are collectively referred to as the “Contributed Assets.” The assets, liabilities and results of operations of the Contributed Assets prior to their acquisition by PBFX are collectively referred to as the “Predecessor”. The Contributed Assets were transfers of assets between entities under common control. Accordingly, the accompanying condensed combined consolidated financial statements and related notes present the results of operations and cash flow of our Predecessor for all periods presented prior to the effective date of each transaction. The financial statements of our Predecessor have been prepared from the separate records maintained by PBF and may not necessarily be indicative of the conditions that would have existed

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

or the results of operations if the Predecessor had been operated as an unaffiliated entity. See the Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) for additional information regarding the Acquisitions from PBF and the commercial agreements and amendments to other agreements with related parties in connection with these acquisitions.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX and the Predecessor, as applicable, for the periods presented. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year.
The Predecessor did not historically operate its respective assets for the purpose of generating revenues independent of other PBF Energy businesses prior to the Offering or for assets acquired in the Acquisitions from PBF, with the exception of the Delaware City Products Pipeline, prior to the effective dates of each transaction. All intercompany accounts and transactions have been eliminated.
Summary of Significant Accounting Policies
Product Imbalances
The Partnership incurs product imbalances as a result of variances in tank storage meter readings and volume fluctuations within the East Coast Terminals. The Partnership uses a year-to-date weighted average market price to value our assets and liabilities related to product imbalances. Product imbalance liabilities are included in “accounts payable and accrued liabilities” and product imbalance assets are included in “prepaid expenses and other current assets” in the consolidated balance sheets. For the three and six months ended June 30, 2016, the imbalances resulted in an immaterial amount included in prepaid expenses and other current assets.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which requires that credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in ASU 2016-13 require that credit losses be presented as an allowance rather than as a write-down. This approach is an improvement to current GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Current GAAP prohibits reflecting those improvements in current period earnings. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, and requires a modified retrospective approach to adoption. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Partnership is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

2. Acquisition

Plains Asset Purchase
On April 29, 2016, the Partnership’s wholly-owned subsidiary, PLPT, completed the Plains Asset Purchase. The East Coast Terminals, located in and around Philadelphia, Pennsylvania, include product tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships.
The aggregate purchase price for the Plains Asset Purchase was $100,000, less a preliminary estimate for working capital, which is subject to final purchase price valuation and working capital adjustment. The consideration was funded by the Partnership with $98,336 in proceeds from the sale of marketable securities. The Partnership borrowed an additional $98,500 under its Revolving Credit Facility (as defined in Note 4), which was used to repay $98,336 of its Term Loan (as defined in Note 4) in order to release $98,336 in marketable securities that had collateralized the Term Loan.
PBFX accounted for the Plains Asset Purchase as a business combination under US GAAP whereby the Partnership recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The final purchase price and its allocation are dependent on final reconciliations of working capital and other items subject to agreement by both parties.
The total purchase consideration and the estimated fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price	$100,000
Preliminary estimate for working capital	(1,664)
Total consideration	$98,336

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Prepaid expenses and other current assets	$4,184
Property, plant and equipment	99,342
Accounts payable and accrued expenses	(3,174)
Other long-term liabilities	(2,016)
Estimated fair value of net assets acquired	$98,336
The Partnership’s consolidated financial statements for the three and six months ended June 30, 2016 include the results of operations of the East Coast Terminals since April 29, 2016 during which period the East Coast Terminals contributed affiliate revenue of $620, third-party revenue of $2,694 and net income of $1,529. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the Plains Asset Purchase occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Plains Asset Purchase financing.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
(Unaudited)
Pro forma revenues	$84,002	$76,342
Pro forma net income attributable to the Partnership:	39,494	33,494
Pro forma net income available per limited partner units:
Common units - basic	$1.02	$0.89
Common units - diluted	1.02	0.89
Subordinated units - basic and diluted	1.02	0.89

Acquisition Expenses
PBFX incurred acquisition related costs consisting primarily of consulting and legal expenses related to the Plains Asset Purchase and other pending and non-consummated acquisitions of $2,435 and $2,578 for the three and six months ended June 30, 2016, respectively. Acquisition related costs of $530 for the three and six months ended June 30, 2015 related to the Delaware City Products Pipeline and Truck Rack acquisition. These costs are included in the condensed consolidated income statement in general and administrative expenses.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

3. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	June 30, 2016	December 31, 2015

Land	$16,167	$2,417
Terminals and equipment	163,237	80,718
Storage equipment	60,985	60,959
Pipeline Assets	18,568	18,546
Construction in progress	5,110	5
	264,067	162,645
Accumulated depreciation	(20,879)	(17,097)
Property, plant and equipment, net	$243,188	$145,548

4. DEBT

Total debt was comprised of the following:

	June 30, 2016	December 31, 2015

6.875% Senior Notes due 2023	$350,000	$350,000
Term Loan	135,864	234,200
Revolving Credit Facility (a)	93,000	24,500
Total debt outstanding	578,864	608,700
Unamortized debt issuance costs	(8,022)	(9,065)
Net carrying value of debt	570,842	599,635
Less- Current maturities (b)	(135,864)	—
Long-term debt	$434,978	$599,635

(a) PBFX had $3,610 outstanding letters of credit and $263,390 available under our five year $360,000 revolving credit facility (“Revolving Credit Facility”) as of June 30, 2016. The maximum amount of the Revolving Credit Facility was increased from $325,000 to $360,000 in May 2016.

(b) PBFX’s Term Loan matures in May 2017 and has been classified as current on the balance sheet as of June 30, 2016. Additionally, Marketable securities have also been classified as current on the balance sheet as of June 30, 2016 as these securities collateralize the Term Loan.

Plains Asset Purchase
On April 29, 2016, the Partnership’s wholly-owned subsidiary, PLPT, completed the Plains Asset Purchase. The East Coast Terminals, located in and around Philadelphia, Pennsylvania, include product tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships.
The aggregate purchase price for the Plains Asset Purchase was $100,000, less a preliminary working capital adjustment. The consideration was funded by the Partnership with $98,336 in proceeds from the sale of marketable securities. The Partnership borrowed an additional $98,500 under its Revolving Credit Facility, which was used to repay $98,336 of its Term Loan in order to release $98,336 in marketable securities that had collateralized the Term Loan.

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
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX’s investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs. The terms of the marketable securities range from one to three months and are classified on the balance sheet as non-current assets. The gross unrecognized holding gains and losses as of June 30, 2016 and December 31, 2015 were not material. As of June 30, 2016, these investments are used as collateral to secure the Partnership’s obligations under its three year $300,000 term loan facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Term Loan”) and are intended to be used only to fund future capital expenditures.
The estimated fair values of the Revolving Credit Facility and Term Loan approximate their carrying values, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (“2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $344,714 and $321,722 at June 30, 2016 and December 31, 2015, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs, was approximately $578,864 and $573,578 as of June 30, 2016 and $608,700 and $580,422 as of December 31, 2015, respectively.

5. EQUITY
PBFX had 18,876,597 common units held by the public outstanding as of June 30, 2016. PBF Energy owns 2,572,944 of PBFX’s common units and 15,886,553 of PBFX’s subordinated units constituting an aggregate of 49.4% of PBFX’s limited partner interest. In accordance with PBFX’s partnership agreement, PBF Energy’s subordinated units will convert into common units on a one-for-one basis once PBFX has met specified distribution targets and successfully completed other tests set forth in PBFX’s partnership agreement.

Issuance of Additional Interests
PBFX’s partnership agreement authorizes PBFX to issue an unlimited number of additional partnership interests for consideration and on the terms and conditions determined by PBFX’s general partner without the approval of the unitholders. On May 14, 2015, PBFX partially funded the Delaware City Products Pipeline and Truck Rack acquisition with $30,500 of Partnership common units, or 1,288,420 common units.
On April 5, 2016, the Partnership completed the April 2016 Offering. It is possible that PBFX will fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests.
Additionally, 111,224 and 59,507 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (“LTIP”) vested and were converted into common units held by certain of PBF GP’s management and directors during the six months ended June 30, 2016 and 2015, respectively.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash.

Equity Activity
The summarized changes in the carrying amount of our equity during the six months ended June 30, 2016 are as follows:

	Common Units - Public	Common Units - PBF	Subordinated Units - PBF	IDR	Total
Balance at December 31, 2015	$340,317	$(248,363)	$(277,094)	$(535)	$(185,675)
Quarterly distributions to unitholders (including IDRs)	(14,864)	(2,136)	(13,185)	(1,340)	(31,525)
Net income attributable to Partnership	16,212	2,439	15,058	1,639	35,348
Contributions from PBF LLC	—	15	—	—	15
Unit-based compensation expense	2,710	—	—	—	2,710
Issuance of Common Units, net of expenses	35,271	16,304	—	—	51,575
Other	(977)	(84)	(518)	1,118	(461)
Balance at June 30, 2016	$378,669	$(231,825)	$(275,739)	$882	$(128,013)

Allocations of Net Income
PBFX’s partnership agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, PBFX’s partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to PBF LLC.

Cash distributions
PBFX’s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. On March 8, 2016, the Partnership paid a quarterly cash distribution, based on the results of the fourth quarter of 2015, totaling $14,680, or $0.41 per unit, to unitholders of record on February 22, 2016. On May 31, 2016 the Partnership paid a quarterly cash distribution, based on the results of the first quarter of 2016, totaling $16,419, or $0.42 per unit, to unitholders of record on May 13, 2016.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

The allocation of total quarterly cash distributions to general and limited partners, in the table below, for the three and six months ended June 30, 2016 and 2015, is as follows. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.43 and $0.37 per unit declared for the three months ended June 30, 2016 and 2015, respectively and $0.42 and $0.35 per unit declared for the three months ended March 31, 2016 and 2015, respectively); therefore, the table represents total cash distributions applicable to the period in which the distributions are earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

IDR - PBF LLC	$882	$151	$1,639	$181
Limited partners’ distributions:
Common – public	8,366	6,049	16,536	11,773
Common – PBF LLC	1,106	952	2,187	1,853
Subordinated – PBF LLC	6,831	5,878	13,503	11,438
Total distributions	17,185	13,030	33,865	25,245
Total cash distributions (1)	$16,937	$12,852	$33,356	$24,878
____________________
(1) Excludes phantom unit distributions which are accrued and paid upon vesting.

6. UNIT-BASED COMPENSATION
PBF GP’s board of directors adopted the LTIP in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.
Under the LTIP, PBFX issues phantom unit awards to certain directors, officers and seconded employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common units on that date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period of four years, using the straight-line method.
Unit-based compensation expense related to the Partnership that was included in general and administrative expense in the Partnership’s condensed consolidated statements of operations was $1,981 and $2,710 for the three and six months ended June 30, 2016, respectively, and $683 and $1,613 for the three and six months ended June 30, 2015, respectively.
In the three and six months ended June 30, 2016, unit-based compensation expense includes $1,123 of expense associated with the accelerated vesting of phantom units in accordance with grant agreements related to the retirement of certain of PBF GP’s officers. In the three and six months ended June 30, 2015, $0 and $510 of unit-based compensation expense was associated with the accelerated vesting of such phantom units.

7. NET INCOME PER UNIT
Earnings in excess of distributions are allocated to the limited partners based on their respective percentage interests. Payments made to PBFX’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.
Diluted net income per unit includes the effects of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. For the three and six months ended June 30, 2016, there were 502,630 and 528,880 anti-dilutive phantom units, respectively. For the three and six months ended June 30, 2015, there were 437,485 and 442,375 anti-dilutive phantom units, respectively. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

In addition to the common and subordinated units, PBFX has also identified the general partner interest and incentive distribution rights as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. The Partnership issued 1,288,420 common units in 2015 to PBF LLC in conjunction with the Delaware City Products Pipeline and Truck Rack acquisition and issued 2,875,000 common units in 2016 in connection with the April 2016 Offering.
When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings less distributions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$16,254	$19,804	$35,348	$37,565
Less distributions on:
Limited partner common units - public	8,366	6,049	16,536	11,773
Limited partner common units - PBF LLC	1,106	952	2,187	1,853
Limited partner subordinated units - PBF LLC	6,831	5,878	13,503	11,438
IDR holder - PBF LLC	882	151	1,639	181
Total distributions	17,185	13,030	33,865	25,245
Earnings less distributions	$(931)	$6,774	$1,483	$12,320

	Three Months Ended June 30, 2016
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income (loss):
Distributions	$8,366	$1,106	$6,831	$882	$17,185
Earnings less distributions	(647)	(39)	(245)	—	(931)
Net income (loss)	$7,719	$1,067	$6,586	$882	$16,254

Weighted-average units outstanding - basic	18,676,025	2,572,944	15,886,553
Weighted-average units outstanding - diluted	18,691,746	2,572,944	15,886,553

Net income per limited partner unit - basic	$0.41	$0.41	$0.41
Net income per limited partner unit - diluted	$0.41	$0.41	$0.41

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended June 30, 2015
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income:
Distributions	$6,049	$952	$5,878	$151	$13,030
Earnings less distributions	3,168	168	3,368	70	6,774
Net income	$9,217	$1,120	$9,246	$221	$19,804

Weighted-average units outstanding - basic	15,834,092	1,942,739	15,886,553
Weighted-average units outstanding - diluted	15,858,690	1,942,739	15,886,553

Net income per limited partner unit - basic	$0.58	$0.58	$0.58
Net income per limited partner unit - diluted	$0.58	$0.58	$0.58

	Six Months Ended June 30, 2016
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income:
Distributions	$16,536	$2,187	$13,503	$1,639	$33,865
Earnings less distributions	(324)	252	1,555	—	1,483
Net income	$16,212	$2,439	$15,058	$1,639	$35,348

Weighted-average units outstanding - basic	17,300,350	2,572,944	15,886,553
Weighted-average units outstanding - diluted	17,308,395	2,572,944	15,886,553

Net income per limited partner unit - basic	$0.94	$0.95	$0.95
Net income per limited partner unit - diluted	$0.94	$0.95	$0.95

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Six Months Ended June 30, 2015
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income:
Distributions	$11,773	$1,853	$11,438	$181	$25,245
Earnings less distributions	5,454	(84)	5,857	1,093	12,320
Net income	$17,227	$1,769	$17,295	$1,274	$37,565

Weighted-average units outstanding - basic	15,823,475	1,619,086	15,886,553
Weighted-average units outstanding - diluted	15,836,069	1,619,086	15,886,553

Net income per limited partner unit - basic	$1.09	$1.09	$1.09
Net income per limited partner unit - diluted	$1.09	$1.09	$1.09

8. COMMITMENTS AND CONTINGENCIES

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
In connection with its acquisition of the DCR assets and the Paulsboro refinery, PBF Holding and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with PBF Holding’s Toledo refinery acquisition, Sunoco Inc. (R&M) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.
In connection with the Plains Asset Purchase, the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $2,273 recorded as of June 30, 2016 represents the present value of expected future costs discounted at a rate of 1.83%. At June 30, 2016 the undiscounted liability is $2,500 and the Partnership expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

9. RELATED PARTY TRANSACTIONS

Commercial Agreements
PBFX currently derives the majority of its revenue from long-term, fee-based agreements with PBF Holding, supported by fee escalations for inflation adjustments and certain increases in operating costs. PBFX believes the terms and conditions under these agreements, as well as the omnibus and services agreements with PBF Holding described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

East Coast Terminals
The commercial agreements with PBF Holding related to the East Coast Terminals have initial terms ranging from approximately three months to one year and include:

•
tank lease agreements, under which the Partnership provides tank lease services to PBF Holding at the East Coast Terminals, with fees ranging from $0.45 to $0.55 per barrel received into the tank, up to 448,000 barrels, and $0.30 to $0.351 for all additional barrels received in excess of that amount. Additionally, the lease agreements include ancillary fees for tank to tank transfers; and

•
terminaling service agreements, under which the Partnership provides terminaling and other services to PBF Holding at the East Coast Terminals, with fees ranging from $0.10 to $1.25 per barrel based on services provided, with additional flat rate fees for certain unloading/loading activities at the terminal.

The tank lease agreements contain minimum requirements for the amount of leased tank capacity contracted by PBF Holding. Additionally, the fees under each commercial agreement are indexed for inflation based on the changes in the U.S Consumer Price Index for All Urban Consumers (the “CPI-U”). Each of these commercial agreements also include automatic renewal options ranging from three months to one year terms, unless written notice is provide by either the Partnership or PBF Holding thirty days prior to the end of the previous term.

The Contributed Assets
The commercial agreements with PBF Holding related the Contributed Assets have initial terms ranging from approximately seven to ten years and include:
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

Other Agreements
In addition to the commercial agreements described above, the Partnership also entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which addresses the payment of an annual fee, in the amount of $2,350 per year, for the provision of various general and administrative services, and reimbursement of salary and benefit costs for certain PBF Energy employees, among other matters, and an operations and management services and secondment agreement with PBF Holding and certain of its subsidiaries under which PBFX reimburses PBF Holding for the provision of certain operational services to the Partnership in support of its operations, including operational services performed by certain of PBF Holding’s field-level employees.

Predecessor Transactions
Related-party transactions of the Predecessor were settled through division of equity.

Summary of Transactions
A summary of revenue and expense transactions with our affiliates, including expenses directly charged and allocated to PBFX and our Predecessor, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$37,965	$34,868	$74,514	$67,713
Operating and maintenance expenses	1,121	1,134	2,243	2,290
General and administrative expenses	1,415	1,234	2,259	2,470

10. SEGMENT INFORMATION
The Partnership’s operations are organized into two reportable segments, Transportation and Terminaling and Storage. Operations that are not included in either the Transportation and Terminaling or the Storage segments are included in Corporate.
Our Transportation and Terminaling segment consists of the following assets:
•the DCR Rail Terminal, which serves PBF Holding’s Delaware City and Paulsboro refineries;
•the DCR West Rack, which serves PBF Holding’s Delaware City refinery;
•the Toledo Truck Terminal, which serves PBF Holding’s Toledo refinery, comprised of LACT units;
•a propane truck loading facility, located within the Toledo Storage Facility, which is part of PBF Holding’s Toledo, Ohio refinery;
•the Delaware City Products Pipeline, which consists of an interstate petroleum products pipeline located at PBF Holding’s Delaware City refinery;

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

•the Delaware City Truck Rack, which consists of a truck loading rack utilized to distribute gasoline, distillates and LPGs located at PBF Holding’s Delaware City refinery; and
•the East Coast Terminals, which consist of product tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships.
Our Storage segment consists of the following asset:
•the Toledo Storage Facility, excluding the propane truck loading facility, which services the Toledo refinery and consists of tanks for storing crude oil, refined products and intermediates; and
Revenues are generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for transportation, terminaling and storage of crude oil and refined products. The commercial agreements with PBF Holding are described in Note 8 of the Condensed Consolidated Financial Statements in this Form 10-Q. The Partnership does not have any foreign operations.
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

	Three Months Ended June 30, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$35,297	$5,362	$—	$40,659
Depreciation and amortization expense	1,556	586	—	2,142
Income (loss) from operations	28,323	2,474	(6,909)	23,888
Interest expense, net and amortization of loan fees	—	—	7,634	7,634
Capital expenditures, including the Plains Asset Purchase	99,202	761	—	99,963

	Three Months Ended June 30, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$29,642	$5,226	$—	$34,868
Depreciation and amortization expense	993	644	—	1,637
Income (loss) from operations	25,620	2,843	(3,729)	24,734
Interest expense, net and amortization of loan fees	—	—	4,930	4,930
Capital expenditures	144	—	—	144

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Six Months Ended June 30, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$66,364	$10,844	$—	$77,208
Depreciation and amortization expense	2,547	1,235	—	3,782
Income (loss) from operations	54,270	5,415	(9,474)	50,211
Interest expense, net and amortization of loan fees	—	—	14,863	14,863
Capital expenditures, including the Plains Asset Purchase	99,202	1,200	—	100,402

	Six Months Ended June 30, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$56,962	$10,751	$—	$67,713
Depreciation and amortization expense	1,984	1,286	—	3,270
Income (loss) from operations	45,422	5,819	(6,791)	44,450
Interest expense, net and amortization of loan fees	—	—	6,885	6,885
Capital expenditures	220	—	—	220

	Balance at June 30, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$214,721	$57,209	$186,652	$458,582

	Balance at December 31, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$112,826	$56,846	$253,230	$422,902

11. SUBSEQUENT EVENTS

Cash distribution
On July 29, 2016, PBF GP’s board of directors declared a cash distribution, based on the results of the second quarter of 2016, of $0.43 per unit. The distribution is payable on August 23, 2016 to PBFX unitholders of record at the close of business on August 9, 2016.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
DCLC, DPC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC and PLPT are 100% owned subsidiaries of the Partnership and serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, among the Partnership, PBF Logistics Finance, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.”
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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$49,195	$688	$—	$—	$49,883
Marketable securities	136,144	—	—	—	136,144
Accounts receivable - affiliates	85	21,819	—	—	21,904
Accounts receivable, net	—	2,462	—	—	2,462
Prepaid expense and other current assets	623	4,378	—	—	5,001
Due from related parties	2,931	190,667	—	(193,598)	—
Total current assets	188,978	220,014	—	(193,598)	215,394

Property, plant and equipment, net	—	243,188	—	—	243,188
Investment in subsidiaries	451,470	—	—	(451,470)	—
Total assets	$640,448	$463,202	$—	$(645,068)	$458,582

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$1,502	$2,348	$—	$—	$3,850
Accounts payable and accrued liabilities	5,450	3,792	—	—	9,242
Current portion of long-term debt	135,864	—	—	—	135,864
Deferred revenue	—	638	—	—	638
Due to related parties	190,667	2,931	—	(193,598)	—
Total current liabilities	333,483	9,709	—	(193,598)	149,594

Long-term debt	434,978	—	—	—	434,978
Other long-term liabilities	—	2,023	—	—	2,023
Total liabilities	768,461	11,732	—	(193,598)	586,595

Commitments and contingencies

Equity:
Net investment	—	451,470	—	(451,470)	—
Common unitholders - Public	378,669	—	—	—	378,669
Common unitholder - PBF LLC	(231,825)	—	—	—	(231,825)
Subordinated unitholder - PBF LLC	(275,739)	—	—	—	(275,739)
IDR holder - PBF LLC	882	—	—	—	882
Total equity	(128,013)	451,470	—	(451,470)	(128,013)
Total liabilities and equity	$640,448	$463,202	$—	$(645,068)	$458,582

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue:
Affiliate	$—	$37,965	$—	$—	$37,965
Third-party	—	2,694	—	—	2,694
Total revenue	—	40,659	—	—	40,659

Costs and expenses
Operating and maintenance expenses	—	7,720	—	—	7,720
General and administrative expenses	6,909	—	—	—	6,909
Depreciation and amortization expense	—	2,142	—	—	2,142
Total costs and expenses	6,909	9,862	—	—	16,771

Income from operations	(6,909)	30,797	—	—	23,888

Other income (expenses)
Equity in earnings (loss) of subsidiaries	30,797	—	—	(30,797)	—
Interest expenses net	(7,212)	—	—	—	(7,212)
Amortization of loan fees	(422)	—	—	—	(422)
Net income (loss)	16,254	30,797	—	(30,797)	16,254
Less: Net income attributable to Predecessor	—	—	—	—	—
Net income (loss) attributable to the Partnership	$16,254	$30,797	$—	$(30,797)	$16,254

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue:
Affiliate	$—	$34,868	$—	$—	$34,868
Third-party	—	—	—	—	—
Total revenue	—	34,868	—	—	34,868

Costs and expenses
Operating and maintenance expenses	—	4,768	—	—	4,768
General and administrative expenses	3,347	382	—	—	3,729
Depreciation and amortization expense	—	1,637	—	—	1,637
Total costs and expenses	3,347	6,787	—	—	10,134

Income from operations	(3,347)	28,081	—	—	24,734

Other income (expenses)
Equity in earnings (loss) of subsidiaries	28,084	—	—	(28,084)	—
Interest expenses net	(4,627)	3	—	—	(4,624)
Amortization of loan fees	(306)	—	—	—	(306)
Net income (loss)	19,804	28,084	—	(28,084)	19,804
Less: Net income attributable to Predecessor	—	221	—	—	221
Net income (loss) attributable to the Partnership	$19,804	$27,863	$—	$(28,084)	$19,583

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue:
Affiliate	$—	$74,514	$—	$—	$74,514
Third-party	—	2,694	—	—	2,694
Total revenue	—	77,208	—	—	77,208

Costs and expenses
Operating and maintenance expenses	—	13,741	—	—	13,741
General and administrative expenses	9,474	—	—	—	9,474
Depreciation and amortization expense	—	3,782	—	—	3,782
Total costs and expenses	9,474	17,523	—	—	26,997

Income from operations	(9,474)	59,685	—	—	50,211

Other income (expenses)
Equity in earnings (loss) of subsidiaries	59,685	—	—	(59,685)	—
Interest expenses net	(14,018)	—	—	—	(14,018)
Amortization of loan fees	(845)	—	—	—	(845)
Net income (loss)	35,348	59,685	—	(59,685)	35,348
Less: Net income attributable to Predecessor	—	—	—	—	—
Net income (loss) attributable to the Partnership	$35,348	$59,685	$—	$(59,685)	$35,348

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue:
Affiliate	$—	$67,713	$—	$—	$67,713
Third-party	—	—	—	—	—
Total revenue	—	67,713	—	—	67,713

Costs and expenses
Operating and maintenance expenses	—	13,210	—	(8)	13,202
General and administrative expenses	6,302	481	—	8	6,791
Depreciation and amortization expense	—	3,270	—	—	3,270
Total costs and expenses	6,302	16,961	—	—	23,263

Income from operations	(6,302)	50,752	—	—	44,450

Other income (expenses)
Equity in earnings (loss) of subsidiaries	50,765	—	—	(50,765)	—
Interest expenses net	(6,431)	13	—	—	(6,418)
Amortization of loan fees	(467)	—	—	—	(467)
Net income (loss)	37,565	50,765	—	(50,765)	37,565
Less: Net income attributable to Predecessor	—	1,274	—	—	1,274
Net income (loss) attributable to the Partnership	$37,565	$49,491	$—	$(50,765)	$36,291

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$35,348	$59,685	$—	$(59,685)	$35,348
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	3,782	—	—	3,782
Amortization of deferred financing fees	845	—	—	—	845
Unit-based compensation expense	2,710	—	—	—	2,710
Equity in earnings	(59,685)	—	—	59,685	—
Changes in operating assets and current liabilities:
Accounts receivable - affiliates	(85)	2,130	—	—	2,045
Accounts receivable, net	—	(2,462)	—	—	(2,462)
Prepaid expenses and other current assets	(333)	(15)	—	—	(348)
Accounts payable - affiliates	928	(516)	—	—	412
Accounts payable and accrued liabilities	7	131	—	—	138
Amounts due to/from related parties	61,650	(61,650)	—	—	—
Deferred revenue	—	638	—	—	638
Other assets and liabilities	(273)	8	—	—	(265)
Net cash provided by operating activities	41,112	1,731	—	—	42,843

Cash flows from investing activities:
Plains Asset Purchase	(98,336)	—	—	—	(98,336)
Expenditures for property, plant and equipment	—	(2,066)	—	—	(2,066)
Purchase of marketable securities	(1,310,000)	—	—	—	(1,310,000)
Maturities of marketable securities	1,408,124	—	—	—	1,408,124
Investment in subsidiaries	(1,023)	—	—	1,023	—
Net cash provided by (used in) investing activities	(1,235)	(2,066)	—	1,023	(2,278)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	51,575	—	—	—	51,575
Distribution to unitholders	(31,099)	—	—	—	(31,099)
Contribution from Issuer	—	1,023	—	(1,023)	—
Proceeds from revolving credit facility	98,500	—	—	—	98,500
Repayment of revolving credit facility	(30,000)	—	—	—	(30,000)
Repayment of term loan	(98,336)	—	—	—	(98,336)
Net cash provided by (used in) financing activities	(9,360)	1,023	—	(1,023)	(9,360)

Net change in cash and cash equivalents	30,517	688	—	—	31,205
Cash and equivalents, beginning of period	18,678	—	—	—	18,678
Cash and equivalents, end of period	$49,195	$688	$—	$—	$49,883

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$37,565	$50,765	$—	$(50,765)	$37,565
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	3,270	—	—	3,270
Amortization of deferred financing fees	467	—	—	—	467
Unit-based compensation expense	1,613	—	—	—	1,613
Equity in earnings	(50,765)	—	—	50,765	—
Changes in operating assets and current liabilities:
Accounts receivable - affiliates	—	(8,703)	—	—	(8,703)
Prepaid expenses and other current assets	(262)	(57)	—	—	(319)
Accounts payable - affiliates	(11)	(1,381)	—	—	(1,392)
Accounts payable and accrued liabilities	5,865	(358)	—	—	5,507
Amounts due to/from related parties	42,660	(42,660)	—	—	—
Other assets and liabilities	(20)	—	—	—	(20)
Net cash provided by operating activities	37,112	876	—	—	37,988

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(220)	—	—	(220)
Purchase of marketable securities	(1,379,386)	—	—	—	(1,379,386)
Maturities of marketable securities	1,380,085	—	—	—	1,380,085
Investment in subsidiary	(380)	—	—	380	—
Net cash provided by (used in) investing activities	319	(220)	—	380	479

Cash flows from financing activities:
Distribution to PBF LLC related to Delaware City Products Pipeline and Truck Rack acquisition	(112,500)	380	—	(380)	(112,500)
Distribution to unitholders	(22,911)	—	—	—	(22,911)
Distribution to Parent	—	(1,036)	—	—	(1,036)
Proceeds from issuance of senior notes	350,000	—	—	—	350,000
Proceeds from revolving credit facility	24,500	—	—	—	24,500
Repayment of revolving credit facility	(275,100)	—	—	—	(275,100)
Repayment of term loan	(700)	—	—	—	(700)
Deferred financing costs	(8,225)	—	—	—	(8,225)
Net cash used in financing activities	(44,936)	(656)	—	(380)	(45,972)

Net change in cash and cash equivalents	(7,505)	—	—	—	(7,505)
Cash and equivalents, beginning of period	14,165	—	—	—	14,165
Cash and equivalents, end of period	$6,660	$—	$—	$—	$6,660

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of June 30, 2016, owned 95.2% of the total economic interest in PBF LLC. PBF LLC holds a 49.4% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 50.6% limited partner interest owned by public unitholders.
The Partnership includes the assets, liabilities and results of operations of certain crude oil and refined product terminaling, pipeline, and storage assets, which include assets previously operated and owned by PBF Holding’s subsidiaries, DCR, TRC and PBF Holding’s previously held subsidiary, DPC, which were acquired in the Acquisitions from PBF during 2014 and 2015.
On April 29, 2016, our wholly-owned subsidiary, PLPT, purchased the East Coast Terminals from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of $100.0 million, less a preliminary estimate for working capital. The consideration was funded with $98.3 million in proceeds from the sale of marketable securities. We borrowed an additional $98.5 million under our Revolving Credit Facility (as defined below), which was used to repay $98.3 million of our Term Loan (as defined below) in order to release $98.3 million in marketable securities that had collateralized the Term Loan. This acquisition expands our terminaling footprint and introduces third-party customers to our revenue base. See note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q for further discussion regarding the Plains Asset Purchase.
On April 5, 2016, we completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of approximately $51.6 million, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 Equity Offering”).
In connection with the Offering, pursuant to a contribution, conveyance and assumption agreement, PBF LLC contributed the IPO Assets. Prior to completion of the Offering, the assets, liabilities and results of operations of the IPO Assets related to our Predecessor.

During 2014, the Partnership acquired from PBF LLC the DCR West Rack, a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery and the Toledo Storage Facility, a tank farm and related facilities located at PBF Holding’s Toledo refinery, including a propane storage and loading facility. In addition, on May 14, 2015, the Partnership acquired from PBF LLC the Delaware City Products Pipeline, a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd and the Delaware City Truck Rack, a 15-lane, 76,000 bpd capacity truck loading rack located at PBF Holding’s Delaware City, Delaware refinery. We recorded the Acquisitions from PBF at PBF Energy’s historical book value, as the Acquisitions from PBF were treated as a reorganization of entities under common control.
Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support. Upon closing of the Offering and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil and refined products from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Our assets acquired from PBF Energy consist of the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack (collectively referred to as the “Contributed Assets”), which are integral components of the crude oil and refined products delivery and storage operations at PBF Energy’s refineries. In addition, subsequent to the Plains Asset Purchase, we have begun to generate third-party revenue related to the East Coast Terminals.

The condensed consolidated financial statements presented in this Form 10-Q include the consolidated financial results of PBFX as of and for the period ending June 30, 2016.

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

East Coast Terminals
The commercial agreements with PBF Holding related to the East Coast Terminals have initial terms ranging from approximately three months to one year and include:

•
tank lease agreements, under which the Partnership provides tank lease services to PBF Holding at the East Coast Terminals, with fees ranging from $0.45 to $0.55 per barrel received into the tank, up to 448,000 barrels, and $0.30 to $0.351 for all additional barrels received in excess of that amount. Additionally, the lease agreements include ancillary fees for tank to tank transfers; and

•
terminaling service agreements, under which the Partnership provides terminaling and other services to PBF Holding at the East Coast Terminals, with fees ranging from $0.10 to $1.25 per barrel based on services provided, with additional flat rate fees for certain unloading/loading activities at the terminal.

The tank lease agreements contain minimum requirements for the amount of leased tank capacity contracted by PBF Holding. Additionally, the fees under each commercial agreement are indexed for inflation based on the changes in the U.S Consumer Price Index for All Urban Consumers (the “CPI-U”). Each of these commercial agreements also include automatic renewal options ranging from 3 months to 1 year terms, unless written notice is provide by either the Partnership or PBF Holding 30 days prior to the end of the previous term.

The Contributed Assets
The commercial agreements with PBF Holding related to the Contributed Assets have initial terms ranging from approximately seven to ten years and include:
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

Other Agreements
In addition to the commercial agreements described above, we also entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which addresses the payment of an annual fee, in the amount of $2.35 million per year, for the provision of various general and administrative services, and reimbursement of salary and benefit costs for certain PBF Energy employees, among other matters, and an operations and management services and secondment agreement with PBF Holding and certain of its subsidiaries under which we reimburse PBF Holding for the provision of certain operational services to us in support of our operations, including operational services performed by certain of PBF Holding’s field-level employees.

Factors Affecting the Comparability of Our Financial Results
Our results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. Our reported logistics assets revenues are fee-based and a majority are subject to contractual minimum volume commitments. These fees are indexed for inflation in accordance with either the Federal Energy Regulatory Commission (the “FERC”) indexing methodology or the PPI.
Revenues reported by PBFX prior to the Delaware City Product Pipeline and Truck Rack acquisition did not include commercial contracts with Delaware City Products Pipeline and Truck Rack. Prior to the Delaware City Products Pipeline and Truck Rack acquisition, only the Delaware City Products Pipeline generated revenue.
Financing. Historically, we have financed our operations through proceeds generated by the Offering, internally generated cash flows, and borrowings under our five year $360.0 million revolving credit facility (“Revolving Credit Facility”) to satisfy capital expenditure requirements. On May 12, 2015, we issued $350.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (“2023 Notes”), resulting in a significant increase as compared to our historically recognized interest expense and amortization of loan fees. In connection with the Plains Asset Purchase, we borrowed an additional $98.5 million under our Revolving Credit Facility, which was used to repay $98.3 million of our Term Loan (as defined below) in order to release $98.3 million in marketable securities that had collateralized the Term Loan.The maximum amount of the Revolving Credit Facility was increased from $325.0 million to $360.0 million in May 2016.
Based on the terms of our cash distribution policy, we will distribute most of the cash generated by our operations to our unitholders, including PBF Energy. As a result, we expect to fund future maintenance and growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our Revolving Credit Facility and potential issuance of additional equity or debt securities.
The Plains Asset Purchase. On April 29, 2016, we purchased the East Coast Terminals, which have subsequently generated third-party revenues. Prior to the Plains Asset Purchase, we did not record third-party revenue, with the exception of third-party revenue generated by DPC from charging fees for transporting refined products pursuant to an agreement with Morgan Stanley Capital Group Inc. prior to August 2013. Additionally, our results may not be comparable due to additional affiliate revenue, operating and maintenance expenses and general and administrative expenses associated with the the East Coast Terminals.

Other Factors That Will Significantly Affect Our Results
Supply and Demand for Crude Oil and Refined Products. We generate revenue by charging fees for receiving, handling, transferring, storing and throughputting crude oil and refined products. The majority of our revenues are derived from fee-based commercial agreements with subsidiaries of PBF Energy with initial terms ranging from approximately seven to ten years and including minimum volume commitments, which enhance the stability of our cash flows. The volume of crude oil and refined products that is throughputted depends substantially on PBF Energy’s refining margins. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products.
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
Acquisition Opportunities. We may acquire additional logistics assets from PBF Energy or third-parties. Under our omnibus agreement with PBF GP, PBF LLC and PBF Holding, subject to certain exceptions, we have a right of first offer on certain logistics assets owned by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Holding’s Delaware City and Toledo refineries related to our business in the event PBF Energy permanently shuts down either the Delaware City refinery or the Toledo refinery. In addition, our commercial agreements provide us with the right to use certain assets at PBF Holding’s Delaware City or Toledo refineries in the event of a temporary shutdown. Furthermore, we may pursue strategic asset acquisitions from third-parties to the extent such acquisitions complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third- parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, through the liquidation of marketable securities, borrowings under our Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.
Third-Party Business. As of June 30, 2016, PBF Holding accounts for the substantial majority of our revenues and we continue to expect the majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries, particularly its Delaware City and Toledo refineries. We are examining further diversification of our customer base by potentially developing third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.

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
Combined Overview. The following tables summarize our results of operations and financial data for the three and six months ended June 30, 2016 and 2015. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Affiliate	$37,965	$34,868	$74,514	$67,713
Third-Party	2,694	—	2,694	—
Total revenue	40,659	34,868	77,208	67,713

Costs and expenses:
Operating and maintenance expenses	7,720	4,768	13,741	13,202
General and administrative expenses	6,909	3,729	9,474	6,791
Depreciation and amortization	2,142	1,637	3,782	3,270
Total costs and expenses	16,771	10,134	26,997	23,263

Income from operations	23,888	24,734	50,211	44,450

Other income (expense):
Interest expense, net	(7,212)	(4,624)	(14,018)	(6,418)
Amortization of loan fees	(422)	(306)	(845)	(467)
Net income	16,254	19,804	35,348	37,565
Less: Net income attributable to Predecessor	—	221	—	1,274
Net income attributable to the Partnership	$16,254	$19,583	$35,348	$36,291

Other Data:
EBITDA	$26,030	$26,371	$53,993	$47,720
Distributable cash flow	20,038	22,119	41,485	41,365
Capital expenditures, including the Plains Asset Purchase	99,963	144	100,402	220

Reconciliation of Non-GAAP Financial Measures
As described in “How We Evaluate Our Operations,” our management uses EBITDA and distributable cash flow to analyze our performance. The following table presents a reconciliation of net income to EBITDA and distributable cash flow, the most directly comparable GAAP financial measure on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$16,254	$19,804	$35,348	$37,565
Interest expense, net	7,212	4,624	14,018	6,418
Amortization of loan fees	422	306	845	467
Depreciation and amortization	2,142	1,637	3,782	3,270
EBITDA	26,030	26,371	53,993	47,720
Less: Predecessor EBITDA	—	308	—	1,537
EBITDA attributable to PBFX	26,030	26,063	53,993	46,183
Non-cash unit-based compensation expense	1,981	683	2,710	1,613
Interest expense, net	(7,212)	(4,627)	(14,018)	(6,431)
Maintenance capital expenditures	(761)	—	(1,200)	—
Distributable cash flow	$20,038	$22,119	$41,485	$41,365
The following table presents a reconciliation of net cash provided by operating activities to EBITDA and distributable cash flow, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net cash provided by operating activities:	$16,998	$20,089	$42,843	$37,988
Change in current assets and liabilities	3,801	2,341	(158)	4,927
Interest expense, net	7,212	4,624	14,018	6,418
Non-cash unit-based compensation expense	(1,981)	(683)	(2,710)	(1,613)
EBITDA	26,030	26,371	53,993	47,720
Less: Predecessor EBITDA	—	308	—	1,537
EBITDA attributable to PBFX	26,030	26,063	53,993	46,183
Non-cash unit-based compensation expense	1,981	683	2,710	1,613
Interest expense, net	(7,212)	(4,627)	(14,018)	(6,431)
Maintenance capital expenditures	(761)	—	(1,200)	—
Distributable cash flow	$20,038	$22,119	$41,485	$41,365

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Summary. Our net income for the three months ended June 30, 2016 decreased approximately $3.6 million to approximately $16.3 million from approximately $19.8 million for the three months ended June 30, 2015. The decrease in net income was primarily due to the following:

•
an increase in operating and maintenance expenses of approximately $3.0 million, or 61.9%, as a result of increased costs for the East Coast Terminals and an increase in outside services and maintenance and material expenses;

•
an increase in general and administrative expenses of approximately $3.2 million, or 85.3%, as a result of acquisition costs related to the Plains Asset Purchase of $2.4 million and an increase in expenses associated with our unit-based compensation of $1.1 million;

•	an increase in depreciation and amortization expenses of approximately $0.5 million, or 30.8%, as a result of the Plains Asset Purchase;

•	an increase in interest expense, net of approximately $2.6 million attributable to the interest costs associated with the 2023 Notes and higher borrowings under our Revolving Credit Facility; and

•	an increase in amortization of loan fees of approximately $0.1 million due to the amortization of capitalized debt issuance costs associated with the 2023 Notes;
partially offset by the following:

•
an increase in revenues of approximately $5.8 million, or 16.6%, attributable to the East Coast Terminals operations, commercial agreements with PBF Energy related to the Delaware City Products Pipeline and Truck Rack executed in May 2015, increased throughput at the Toledo Truck Terminal and Delaware City Products Pipeline and higher storage capacity at the Toledo Storage Facility.

EBITDA for the three months ended June 30, 2016 decreased approximately $0.3 million to approximately $26.0 million from approximately $26.4 million for the three months ended June 30, 2015 due to the factors noted above, excluding the impact of depreciation, interest and amortization of loan fees.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Summary. Our net income for the six months ended June 30, 2016 decreased approximately $2.2 million to approximately $35.3 million from approximately $37.6 million for the six months ended June 30, 2015. The decrease in net income was primarily due to the following:

•
an increase in operating and maintenance expenses of approximately $0.5 million, or 4.1%, as a result of increased costs associated with the East Coast Terminals and an increase in maintenance and material expenses related to the Storage segment, offset by a decrease in outside services and utility costs due to reduced usage of certain assets within the Terminaling and Transportation segment;

•
an increase in general and administrative expenses of approximately $2.7 million, or 39.5%, as a result of acquisition costs related to the Plains Asset Purchase of $2.6 million and an increase in expenses associated with our unit-based compensation of $1.1 million;

•	an increase in depreciation and amortization expenses of approximately $0.5 million, or 15.7%, as a result of the Plains Asset Purchase;

•	an increase in interest expense, net of approximately $7.6 million attributable to the interest costs associated with the 2023 Notes and higher borrowings under our Revolving Credit Facility; and

•	an increase in amortization of loan fees of approximately $0.4 million due to the amortization of capitalized debt issuance costs associated with the 2023 Notes.
partially offset by the following:

•
an increase in revenues of approximately $9.5 million, or 14.0%, attributable to the East Coast Terminals operations, commercial agreements with PBF Energy related to the Delaware City Products Pipeline and

Truck Rack executed in May 2015, increased throughput at the Toledo Truck Terminal and higher storage capacity at the Toledo Storage Facility.
EBITDA for the six months ended June 30, 2016 increased approximately $6.3 million to approximately $54.0 million from approximately $47.7 million for the six months ended June 30, 2015 due to the factors noted above, excluding the impacts of depreciation, interest and amortization of loan fees.
Operating Segments
We review operating results in two reportable segments: (i) Transportation and Terminaling; and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net sales less operating expenses and depreciation and amortization. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is further discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Transportation and Terminaling Segment
The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Affiliate	$32,603	$29,642	$63,670	$56,962
Third-Party	2,694	—	2,694	$—
Total revenue	35,297	29,642	66,364	56,962

Costs and expenses:
Operating and maintenance expenses	5,418	3,029	9,547	9,556
Depreciation and amortization	1,556	993	2,547	1,984
Total costs and expenses	6,974	4,022	12,094	11,540
Transportation and Terminaling Segment Operating Income	$28,323	$25,620	$54,270	$45,422

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Key Operating Information
Throughput (bpd):
DCR Rail Terminal	41.7	47.5	36.0	48.1
DCR West Rack	9.9	11.4	10.4	24.2
Toledo Truck Terminal	18.8	13.7	17.6	10.0
Toledo Storage Facility (Propane Loading)	5.4	4.2	5.0	4.2
Delaware City Products Pipeline	60.4	49.3	48.2	48.7
Delaware City Truck Rack	34.4	36.4	32.3	36.4
East Coast Terminals	61.6	N/A	61.6	N/A
Total throughput (barrels):
DCR Rail Terminal	3,797.6	4,324.6	6,547.2	8,714.7
DCR West Rack	896.6	1,033.9	1,887.7	4,379.8
Toledo Truck Terminal	1,706.3	1,245.0	3,201.8	1,812.6
Toledo Storage Facility (Propane Loading)	489.6	385.4	910.6	757.2
Delaware City Products Pipeline	5,495.9	4,489.3	8,776.1	8,820.9
Delaware City Truck Rack	3,128.8	1,712.1	5,883.3	1,712.1
East Coast Terminals	3,821.4	N/A	3,821.4	N/A
Total	19,336.2	13,190.3	31,028.1	26,197.3

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Revenue. Revenue increased approximately $5.7 million, or 19.1%, to approximately $35.3 million for the three months ended June 30, 2016 compared to approximately $29.6 million for the three months ended June 30, 2015. The increase in revenue was primarily attributable to the effects of the East Coast Terminals operation acquired in connection with the Plains Asset Purchase, commercial agreements with PBF Energy related to the Delaware City Products Pipeline and Truck Rack executed in May 2015 and increased throughput at the Toledo Truck Terminal and Delaware City Products Pipeline. Prior to the acquisition of the Delaware City Products Pipeline and Truck Rack, those assets were a part of the integrated operations of PBF Energy and the operation of those assets did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Following the closing of the acquisition, revenues were generated from commercial agreements with PBF Energy. Additionally, subsequent to the closing of the Plains Asset Purchase, we have begun to generate third-party revenue related to the East Coast Terminals as well as incremental affiliate revenue.
Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $2.4 million, or 78.9%, to approximately $5.4 million for the three months ended June 30, 2016 compared to approximately $3.0 million for the three months ended June 30, 2015. The increase in operating and maintenance expenses was primarily attributable to the increased operating costs for the East Coast Terminals and approximately $1.1 million of higher operating expenses associated with outside services.
Depreciation and Amortization Expenses. Depreciation and amortization expense was approximately $1.6 million for the three months ended June 30, 2016 compared to approximately $1.0 million for the three months ended June 30, 2015. Depreciation and amortization expense for the three months ended June 30, 2016 increased approximately $0.6 million due to depreciation associated with the East Coast Terminals acquired in April 2016.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenue. Revenue increased approximately $9.4 million, or 16.5%, to approximately $66.4 million for the six months ended June 30, 2016 compared to approximately $57.0 million for the six months ended June 30, 2015. The increase in revenue was primarily attributable to the effects of the East Coast Terminals operation acquired in connection with the Plains Asset Purchase, commercial agreements with PBF Energy related to the Delaware City Products Pipeline and Truck Rack executed in May 2015 and increased throughput at the Toledo Truck Terminal. Prior to the acquisition of the Delaware City Products Pipeline and Truck Rack, those assets were a part of the integrated operations of PBF Energy and the operation of those assets did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Following the closing of the acquisition, revenues were generated from commercial agreements with PBF Energy. Additionally, subsequent to the closing of the Plains Asset Purchase, we have begun to generate third-party revenue related to the East Coast Terminals as well as incremental affiliate revenue.
Operating and Maintenance Expenses. Operating and maintenance expenses were relatively consistent for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Operating and maintenance expenses were impacted by approximately $0.7 million of lower operating expenses associated with utilities at the DCR Rail Terminal and DCR West Rack due to lower throughput, partially offset by higher operating expenses associated with the East Coast Terminals.
Depreciation and Amortization Expenses. Depreciation and amortization expense was approximately $2.5 million for the six months ended June 30, 2016 compared to approximately $2.0 million for the six months ended June 30, 2015. Depreciation and amortization expense for the six months ended June 30, 2016 increased approximately $0.6 million due to depreciation associated with the East Coast Terminals acquired in April 2016.
Storage Segment
The following table and discussion is an explanation of our results of operations of the Storage segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Affiliate	$5,362	$5,226	$10,844	$10,751
Third-Party	—	—	—	—
Total revenue	5,362	5,226	10,844	10,751

Costs and expenses:
Operating and maintenance expenses	2,302	1,739	4,194	3,646
Depreciation and amortization	586	644	1,235	1,286
Total costs and expenses	2,888	2,383	5,429	4,932
Storage Segment Operating Income	$2,474	$2,843	$5,415	$5,819

VOLUMES
Storage capacity reserved (average shell capacity barrels per month)
Toledo Storage Facility	3,574.6	3,484.7	3,614.6	3,583.6

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Revenue. Revenue increased approximately $0.1 million, or 2.6%, to approximately $5.4 million for the three months ended June 30, 2016 compared to approximately $5.2 million for the three months ended June 30, 2015. The increase in revenue was primarily attributable to higher storage capacity at the Toledo Storage Facility.
Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $0.6 million, or 32.4%, to approximately $2.3 million for the three months ended June 30, 2016 compared to approximately $1.7 million for the three months ended June 30, 2015. The increase in operating and maintenance expenses was primarily attributable to higher maintenance and material expense of approximately $0.5 million at the Toledo Storage Facility.
Depreciation and Amortization Expenses. Depreciation and amortization expense was approximately $0.6 million for the three months ended June 30, 2016 compared to approximately $0.6 million for the three months ended June 30, 2015. Depreciation and amortization expense was relatively consistent during the comparable periods.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenue. Revenue increased approximately $0.1 million, or 0.9%, to approximately $10.8 million for the six months ended June 30, 2016 compared to approximately $10.8 million for the six months ended June 30, 2015. The increase in revenue was primarily attributable to higher storage capacity at the Toledo Storage Facility.
Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $0.5 million, or 15.0%, to approximately $4.2 million for the six months ended June 30, 2016 compared to approximately $3.6 million for the six months ended June 30, 2015. The increase in operating and maintenance expenses was primarily attributable to higher maintenance and material expense of approximately $1.1 million, partially offset by a decrease in outside services, insurance and taxes of approximately $0.7 million at the Toledo Storage Facility.
Depreciation and Amortization Expenses. Depreciation and amortization expense was approximately $1.2 million for the six months ended June 30, 2016 compared to approximately $1.3 million for the three months ended June 30, 2015. Depreciation and amortization expense was relatively consistent during the comparable periods.

Liquidity and Capital Resources
We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement by PBF Energy for certain capital expenditures, liquidation of marketable securities, borrowings under our credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and minimum quarterly cash distributions.
We have paid, and intend to continue to pay, a quarterly distribution of at least $0.30 per unit per quarter, which equates to approximately $11.4 million per quarter, or $45.6 million per year, based on the current number of common units, subordinated units and associated IDRs outstanding. We do not have a legal obligation to pay this distribution. On March 8, 2016, we paid a quarterly cash distribution, based on the results of the fourth quarter of 2015, totaling $14.7 million, or $0.41 per unit, to unitholders of record on February 22, 2016. On May 31, 2016, the Partnership paid a quarterly cash distribution, based on the results of the first quarter of 2016, totaling $16.4 million, or $0.42 per unit, to unitholders of record on May 13, 2016.
Credit Facilities
On May 14, 2014, we entered into the Revolving Credit Facility and a three year $300 million term loan facility (the “Term Loan”), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders.
The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The maximum amount of the Revolving Credit Facility was increased from $325.0 million to $360.0 million in May 2016. The Partnership has the ability to further increase the maximum amount of the Revolving Credit Facility by an additional $240.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and for swingline loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations designated by the Partnership are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on the Partnership’s assets and those of the Partnership’s restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.
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
The Revolving Credit Facility and Term Loan contain covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. We are in compliance with our covenants under the Revolving Credit Facility and Term Loan as of June 30, 2016.
On May 12, 2015, we completed the offering of $350.0 million of 2023 Notes. The initial purchasers in the offering purchased $330.1 million aggregate principal amount of 2023 Notes and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining $19.9 million aggregate principal amount of 2023 Notes. We pay interest on the 2023 Notes semi-annually on May 15 and November 15 with our first interest payment taking place on November 15, 2015. The 2023 Notes mature on May 15, 2023.

The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of June 30, 2016, we are in compliance with all covenants under the 2023 Notes.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$42,843	$37,988
Net cash (used in) provided by investing activities	(2,278)	479
Net cash (used in) financing activities	(9,360)	(45,972)
Net change in cash and cash equivalents	$31,205	$(7,505)
Net cash provided by operating activities increased approximately $4.9 million to approximately $42.8 million for the six months ended June 30, 2016 compared to approximately $38.0 million for the six months ended June 30, 2015. The increase in net cash provided by operating activities was primarily due to an increase in working capital of approximately $5.1 million driven mostly by the timing of the collection of accounts receivables and payments of accounts payable, as well as an increase of approximately $2.0 million related to non-cash charges for depreciation, amortization of deferred financing costs and unit-based compensation. These increases were partially offset by a decrease in net income of approximately $2.2 million to approximately $35.3 million recognized during the six months ended June 30, 2016, compared to approximately $37.6 million for the six months ended June 30, 2015.
Net cash used in investing activities increased approximately $2.8 million to approximately $2.3 million for the six months ended June 30, 2016 compared to cash provided by investing activities of approximately $0.5 million for the six months ended June 30, 2015. The increase in net cash used in investing activities was primarily due to the Plains Asset Purchase for approximately $98.3 million and an increase in capital expenditures of approximately $1.8 million, partially offset by the net sale of approximately $98.1 million of marketable securities during the six months ended June 30, 2016.
Net cash used in financing activities decreased approximately $36.6 million to approximately $9.4 million for the six months ended June 30, 2016 compared to approximately $46.0 million for the six months ended June 30, 2015. Net cash used in financing activities for the six months ended June 30, 2016 consisted of repayment of our Term Loan of approximately $98.3 million and distributions to unitholders of approximately $31.1 million, offset by net borrowings of our Revolving Credit Facility of approximately $68.5 million and net proceeds from the issuance of common units in the April 2016 Offering of approximately $51.6 million. Net cash used in financing activities for the six months ended June 30, 2015 consisted of the issuance of the 2023 Notes of approximately $350.0 million, distributions to PBF LLC related to the Delaware City Products Pipeline and Truck Rack acquisition of approximately $112.5 million, distributions to unitholders of approximately $22.9 million, a distribution to parent of approximately $1.0 million related to the pre-acquisition activity of the Delaware City Products Pipeline and Truck Rack, net repayment of our Revolving Credit Facility of approximately $250.6 million, net repayment of our Term Loan of approximately $0.7 million, and deferred financing costs of approximately $8.2 million.

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
Capital expenditures for the six months ended June 30, 2016 were approximately $100.4 million, including the Plains Asset Purchase of $98.3 million. We currently expect to spend between $7.2 to $8.2 million during 2016 for maintenance capital expenditures, which includes maintenance capital expenditures related to the East Coast Terminals. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through the liquidation of marketable securities.
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

Contractual Obligations
With the exception of the debt activity in connection with the Plains Asset Purchase (as noted in Note 4) and routine fluctuations in the balances of our Revolving Credit Facility and Term Loan, there have been no significant changes in our debt obligations since those reported in our 2015 Form 10-K. See Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for more information regarding our debt obligations.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities, other than outstanding letters of credit in the amount of approximately $3.6 million.

Environmental and Other Matters
Environmental Regulation
Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the development of additional facilities or equipment. Furthermore, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third-parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.
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
In connection with the Plains Asset Purchase, the Partnership is responsible for the environmental remediation costs related to the East Coast Terminals for conditions that existed on the closing date up to a maximum of $250 thousand per year for 10 years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during the period. At June 30, 2016, the aggregate undiscounted liability for the expected future remediation costs attributable to the East Coast Terminals is approximately $2.5 million and the Partnership expects to make aggregate payments for this liability of approximately $1.3 million over the next five years.

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
We experience modest volume gains and losses, which we sometimes refer to as imbalances, within our assets as a result of variances in tank storage meter readings and volume fluctuations within the East Coast Terminals. We use a year-to-date weighted average market price to value our assets and liabilities related to product imbalances. For the three and six months ended June 30, 2016, our imbalances resulted in an immaterial amount. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances, or settle through cash payments.
Debt that we incur under our Revolving Credit Facility and Term Loan bears interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $3.9 million change in our interest expense, assuming we were to borrow all $360.0 million under our Revolving Credit Facility and the outstanding balance of our Term Loan was $135.9 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX’s management, including PBFX’s principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based on that evaluation, PBFX’s principal executive officer and the principal financial officer have concluded that PBFX’s disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On April 29, 2016, PBFX’s wholly-owned subsidiary, PLPT, completed the Plains Asset Purchase, which consisted of the East Coast Terminals. PBFX is in the process of integrating the East Coast Terminals’ operations, including internal controls over financial reporting. There has been no other change in PBFX’s internal controls over financial reporting during the three months ended June 30, 2016 that has materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

EXHIBIT INDEX

Exhibit Number	Description
4.1*	Joinder Agreement dated as of May 26, 2016, among PBF Logistics Products Terminals LLC and Wells Fargo Bank, National Association, as Administrative Agent.
4.2*	Second Supplemental Indenture dated as of June 28, 2016, among PBF Products Terminals LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee.
10.1*	Revolving Credit Facility Second Increase Agreement, dated as of May 19, 2016.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date	August 4, 2016		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1*	Joinder Agreement dated as of May 26, 2016, among PBF Logistics Products Terminals LLC and Wells Fargo Bank, National Association, as Administrative Agent.
4.2*	Second Supplemental Indenture dated as of June 28, 2016, among PBF Products Terminals LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee.
10.1*	Revolving Credit Facility Second Increase Agreement, dated as of May 19, 2016.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
* Filed herewith.
** Furnished, not filed.