Form 10-Q
period 2016-09-30
PBF Logistics LP
filed 2016-11-04
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2016, there were 25,843,341 common units and 15,886,553 subordinated units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of September 30, 2016, owned 95.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC holds a 44.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 55.8% limited partner interest owned by public unitholders as of September 30, 2016.
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to PBFX's initial public offering, which closed on May 14, 2014 (the “Offering”), refer to PBF MLP Predecessor, our predecessor for accounting purposes, which includes assets, liabilities and results of operations of certain crude oil and refined product transportation, terminaling and storage assets, previously operated and owned by PBF Holding’s subsidiaries, Delaware City Refining Company LLC (“DCR”), Toledo Refining Company LLC (“TRC”), and PBF Holding’s previously held subsidiary, Delaware Pipeline Company LLC (“DPC”). As of September 30, 2016, PBF Holding, together with its subsidiaries, owns and operates five oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

PBFX’s initial assets consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which was part of PBF Holding’s Toledo, Ohio refinery, which together with the DCR Rail Terminal, we refer to as the “IPO Assets”. On September 30, 2014, the Partnership acquired from PBF LLC the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery with total throughput capacity of at least 40,000 barrels per day (“bpd”). On December 11, 2014, the Partnership acquired from PBF LLC a tank farm and related facilities located at PBF Holding’s Toledo refinery, including a propane storage and loading facility (the “Toledo Storage Facility”). On May 14, 2015, the Partnership acquired from PBF LLC a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd (the “Delaware City Products Pipeline”) and a 15-lane, 76,000 bpd capacity truck loading rack (the “Delaware City Truck Rack”) located at PBF Holding’s Delaware City, Delaware refinery. The Delaware City Products Pipeline and the Delaware City Truck Rack are collectively referred to as the “Delaware City Products Pipeline and Truck Rack.” On August 31, 2016, the Partnership, through its wholly-owned subsidiary, PBFX Operating Company LP (“PBFX Op Co”), acquired from PBF LLC a 50% equity interest in Torrance Valley Pipeline Company LLC (“TVPC”), which owns the 189-mile San Joaquin Valley Pipeline system with capacity of approximately 110,000 bpd (the “Torrance Valley Pipeline”), which supports PBF Holding's Torrance refinery (the “TVPC Acquisition”). The Torrance Valley Pipeline consists of the M55, M1 and M70 pipeline systems, including 11 pipeline stations with storage capacity and truck unloading capability at two of the stations. The transactions entered into with PBF LLC after the Offering are collectively referred to as “Acquisitions from PBF.” The Acquisitions from PBF were transfers between entities under common control. Accordingly, the financial information of the Predecessor and the Partnership contained herein have been retrospectively adjusted to include the historical results of the Acquisitions from PBF for all periods presented prior to the effective date of each transaction.
On April 29, 2016, the Partnership’s wholly-owed subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), purchased four refined product terminals (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. (the “Plains Asset Purchase”). PBFX accounted for the Plains Asset Purchase as a business combination under accounting principles generally accepted in the United States of America (“U.S. GAAP”) whereby the Partnership recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition.
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

•	our limited operating history as a separate public partnership;

•	changes in general economic conditions;

•	our ability to make, complete and integrate acquisitions from affiliates or third parties;

•	our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply of, and demand for, crude oil, refined products and logistics services;

•	our ability to successfully implement our business plan;

•	our dependence on PBF Energy for a substantial majority of our revenues, which subjects us to the business risks of PBF Energy;

•	a substantial majority of our revenue is generated at three of PBF Energy’s facilities, and any adverse development at any of these facilities could have a material adverse effect on us;

•	our ability to complete internal growth projects on time and on budget;

•
our ability to make, complete and integrate acquisitions from affiliates or third parties, including the recently completed Plains Asset Purchase and TVPC Acquisition, and to realize the benefits from such acquisitions;

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

•
changes at any time (including on a retroactive basis) in the tax treatment of publicly traded partnerships, including related impacts on potential dropdown transactions with PBF LLC, or an investment in our common units;

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

PART 1 - FINANCIAL INFORMATION

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$44,271	$18,678
Marketable securities - current	59,991	—
Accounts receivable - affiliates	31,746	23,949
Accounts receivable, net	3,981	—
Prepaid expenses and other current assets	2,574	469
Total current assets	142,563	43,096
Marketable securities	—	234,258
Property, plant and equipment, net	592,851	145,548
Total assets	$735,414	$422,902
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$3,041	$3,438
Accounts payable and accrued liabilities	18,971	5,504
Current portion of long-term debt	59,664	—
Deferred revenue	889	—
Total current liabilities	82,565	8,942
Long-term debt	511,594	599,635
Other long-term liabilities	3,506	—
Total liabilities	597,665	608,577

Commitments and contingencies (Note 8)

Equity:
Common unitholders - Public (23,270,397 and15,924,676 units issued and outstanding, as of September 30, 2016 and December 31, 2015, respectively)	429,837	340,317
Common unitholder - PBF LLC (2,572,944 units issued and outstanding, as of September 30, 2016 and December 31, 2015)	(193,210)	(248,363)
Subordinated unitholder - PBF LLC (15,886,553 units issued and outstanding, as of September 30, 2016 and December 31, 2015)	(276,270)	(277,094)
IDR holder - PBF LLC	1,125	(535)
Total PBF Logistics LP equity	(38,518)	(185,675)
Noncontrolling interest	176,267	—
Total equity	137,749	(185,675)
Total liabilities and equity	$735,414	$422,902

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Affiliate	$43,842	$37,082	$118,356	$104,796
Third-party	4,591	—	7,285	—
Total revenue	48,433	37,082	125,641	104,796

Costs and expenses:
Operating and maintenance expenses	12,814	4,963	26,555	18,165
General and administrative expenses	4,419	3,007	13,893	9,798
Depreciation and amortization	5,140	1,649	8,922	4,919
Total costs and expenses	22,373	9,619	49,370	32,882

Income from operations	26,060	27,463	76,271	71,914

Other expense:
Interest expense, net	(7,280)	(6,757)	(21,298)	(13,174)
Amortization of loan fees	(416)	(423)	(1,261)	(891)
Net income	18,364	20,283	53,712	57,849
Less: Net (loss) income attributable to Predecessor	(4,131)	—	(4,131)	1,274
Less: Net income attributable to noncontrolling interest	1,621	—	1,621	—
Net income attributable to the Partnership	$20,874	$20,283	$56,222	$56,575

Net income per limited partner unit:
Common units - basic	$0.50	$0.59	$1.44	$1.68
Common units - diluted	0.50	0.59	1.44	1.68
Subordinated units - basic and diluted	0.50	0.59	1.45	1.68
Weighted average limited partner units outstanding:
Common units - basic	23,492,796	18,455,575	21,094,154	17,784,133
Common units - diluted	23,571,691	18,455,575	21,103,919	17,784,133
Subordinated units - basic and diluted	15,886,553	15,886,553	15,886,553	15,886,553

Cash distributions declared per unit	$0.44	$0.39	$1.29	$1.11

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$53,712	$57,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,922	4,919
Amortization of deferred financing fees	1,261	891
Unit-based compensation expense	3,673	2,428
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(6,322)	(12,642)
Accounts receivable, net	(3,981)	—
Prepaid expenses and other current assets	2,235	(423)
Accounts payable - affiliates	(1,077)	76
Accounts payable and accrued liabilities	9,563	10,312
Deferred revenue	889	—
Other assets and liabilities	(256)	(21)
Net cash provided by operations	68,619	63,389

Cash flows from investing activities:
Plains Asset Purchase	(98,373)	—
Expenditures for property, plant and equipment	(4,654)	(1,182)
Purchase of marketable securities	(1,779,997)	(1,609,286)
Maturities of marketable securities	1,954,274	1,609,983
Net cash provided by (used in) investing activities	71,250	(485)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	138,255	—
Distribution to PBF LLC related to Acquisitions from PBF	(175,000)	(112,500)
Distributions to unitholders	(48,043)	(35,772)
Distribution to parent	—	(1,036)
Contribution from parent	353	—
Proceeds from issuance of senior notes	—	350,000
Proceeds from revolving credit facility	174,700	24,500
Repayment of revolving credit facility	(30,000)	(275,100)
Repayment of term loan	(174,536)	(700)
Deferred financing costs and other	(5)	(8,225)
Net cash used in financing activities	(114,276)	(58,833)

Net change in cash and cash equivalents	25,593	4,071
Cash and cash equivalents at beginning of year	18,678	14,165
Cash and cash equivalents at end of period	$44,271	$18,236

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$15	$2,549
Accrued capital expenditures	738	—

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of September 30, 2016, owned 95.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC holds a 44.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDR”), with the remaining 55.8% limited partner interest owned by public unitholders as of September 30, 2016.
PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products and intermediates. The Partnership does not take ownership of or receive any payments based on the value of the crude oil, products or intermediates that it handles and does not engage in the trading of any commodities. PBFX’s assets are integral to the operations of PBF Holding’s refineries located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey and Torrance, California.
On April 29, 2016, the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), purchased four refined product terminals (the “East Coast Terminals”), from an affiliate of Plains All American Pipeline, L.P. (the “Plains Asset Purchase”) for an aggregate purchase price of $100,000, less a preliminary estimate for working capital adjustments. This acquisition was accounted for as a business combination under accounting principles generally accepted in the United States of America (“U.S. GAAP”). See Note 2 in this Quarterly Report on Form 10-Q (this “Form 10-Q”) for further discussion regarding the Plains Asset Purchase.
On August 31, 2016, the Partnership, through its wholly-owned subsidiary, PBFX Operating Company LP (“PBFX Op Co”), acquired from PBF LLC a 50% equity interest in Torrance Valley Pipeline Company LLC (“TVPC”) for an aggregate purchase price of $175,000 (the “TVPC Acquisition”). TVPC owns the 189-mile San Joaquin Valley Pipeline system (the “Torrance Valley Pipeline”), which supports PBF Holding's Torrance refinery. The Torrance Valley Pipeline consists of the M55, M1 and M70 pipeline systems, including pipeline stations with storage capacity and truck unloading capability. This acquisition is accounted for as a transfer of assets between entities under common control under U.S. GAAP. See Note 2 in this Quarterly Report on Form 10-Q (this “Form 10-Q”) for further discussion regarding the TVPC Acquisition.
On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51,575, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 Offering”).
On August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, including the underwriter's option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for total net proceeds of $86,680, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 Offering”).
Subsequent to the Partnership’s initial public offering (the “Offering”), the Acquisitions from PBF (as defined below) and the Plains Asset Purchase, the Partnership continues to generate a substantial majority of its revenue from transactions with PBF Holding.
Principles of Combination and Consolidation and Basis of Presentation
In connection with the Offering, PBF LLC contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to the Partnership. The assets consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which included a double loop track and ancillary pumping and unloading equipment, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which included lease automatic custody transfer (“LACT”) units.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Subsequent to the Offering, the Partnership acquired from PBF LLC the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City refinery, a tank farm and related facilities, which included a propane storage and loading facility (the “Toledo Storage Facility”), an interstate petroleum products pipeline and truck loading rack (the “Delaware City Products Pipeline and Truck Rack”) and the Torrance Valley Pipeline. These transactions are collectively referred to as the “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack and the Torrance Valley Pipeline are collectively referred to as the “Contributed Assets.” The assets, liabilities and results of operations of the Contributed Assets prior to their acquisition by PBFX are collectively referred to as the “Predecessor”. The transactions through which PBFX acquired the Contributed Assets were transfers of assets between entities under common control. Accordingly, the accompanying condensed combined consolidated financial statements and related notes present the results of operations and cash flow of our Predecessor for all periods presented prior to the effective date of each transaction. The financial statements of our Predecessor have been prepared from the separate records maintained by PBF and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessor had been operated as an unaffiliated entity. See the Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) for additional information regarding the Acquisitions from PBF and the commercial agreements and amendments to other agreements with related parties in connection with these acquisitions, and Note 2 in this Form 10-Q for further discussion regarding the TVPC Acquisition.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX and the Predecessor, as applicable, for the periods presented. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year.
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
Summary of Significant Accounting Policies
Product Imbalances
The Partnership incurs product imbalances as a result of variances in tank storage meter readings and volume fluctuations within the East Coast Terminals. The Partnership uses a year-to-date weighted average market price to value our assets and liabilities related to product imbalances. Product imbalance liabilities are included in “Accounts payable and accrued liabilities” and product imbalance assets are included in “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. For the period ended September 30, 2016, the imbalances resulted in an immaterial amount included in Prepaid expenses and other current assets.
Recent Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amends how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. ASU 2016-01 also changes certain disclosure requirements and other aspects of current U.S. GAAP but does not change the guidance for classifying and measuring investments in debt securities and loans. Under ASU 2016-01, this guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in certain

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

circumstances. The Partnership does not currently have any investments accounted for under the equity method but will apply this new standard should it acquire any such investments.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which requires that credit losses on available-for-sale debt securities should be measured in a manner similar to current U.S. GAAP. However, the amendments in ASU 2016-13 require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, and requires a modified retrospective approach to adoption. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Partnership is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which reduces the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Partnership is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which reduces the existing diversity in practice in how income tax consequences of an intra-entity transfer of an asset other than inventory should be recognized. The amendments in ASU 2016-16 require an entity to recognize such income tax consequences when the intra-entity transfer occurs rather than waiting until such time as the asset has been sold to an outside party. The amendments do not contain any new disclosure requirements but point out that certain existing income tax disclosures might be applicable in the period an intra-entity transfer of an asset other than inventory occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual statements have not been issued. The Partnership is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control" ("ASU 2016-2017"), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

determining whether it is the primary beneficiary of that VIE. The amendments in this ASU do not change the characteristics of a primary beneficiary in current GAAP. The amendments in this ASU require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. ASU 2016-2017 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Partnership is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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
The aggregate purchase price for the Plains Asset Purchase was $100,000, less a preliminary estimate for working capital adjustments, which is subject to final purchase price valuation and working capital adjustments. The consideration was funded by the Partnership with $98,336 in proceeds from the sale of marketable securities. The Partnership borrowed an additional $98,500 under its Revolving Credit Facility (as defined in Note 4), which was used to repay $98,336 of its Term Loan (as defined in Note 4) in order to release $98,336 in marketable securities that had collateralized the Term Loan. Subsequent to the closing of the Plains Asset Purchase, the Partnership recorded an adjustment to the preliminary estimate for working capital of $37 as an increase to Prepaid expenses and other current assets.
PBFX accounted for the Plains Asset Purchase as a business combination under U.S. GAAP whereby the Partnership recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The final purchase price and its allocation are dependent on final reconciliations of working capital and other items subject to agreement by both parties.
The total purchase consideration and the estimated fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price	$100,000
Preliminary estimate for working capital adjustments	(1,627)
Total consideration	$98,373
The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Prepaid expenses and other current assets	$4,221
Property, plant and equipment	99,342
Accounts payable and accrued expenses	(3,174)
Other long-term liabilities	(2,016)
Estimated fair value of net assets acquired	$98,373

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

The Partnership’s condensed consolidated financial statements for the nine months ended September 30, 2016 include the results of operations of the East Coast Terminals since April 29, 2016 during which period the East Coast Terminals contributed affiliate revenue of $1,576, third-party revenue of $7,285 and net income of $3,179. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the Plains Asset Purchase occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Plains Asset Purchase financing.

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
(Unaudited)
Pro forma revenues	$132,435	$118,046
Pro forma net income attributable to the Partnership:	61,227	52,135
Pro forma net income available per limited partner units:
Common units - basic	$1.54	$1.39
Common units - diluted	1.54	1.39
Subordinated units - basic and diluted	1.54	1.39

TVPC Acquisition

On August 31, 2016, the Partnership entered into a contribution agreement with PBF LLC (the “Contribution Agreement”). Pursuant to the Contribution Agreement, the Partnership, through its wholly-owned subsidiary, PBFX Op Co, acquired from PBF LLC, 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the Torrance Valley Pipeline, which supports PBF Holding's Torrance refinery. The Torrance Valley Pipeline consists of the M55, M1 and M70 pipeline systems, including pipeline stations with storage capacity and truck unloading capability.

Total consideration paid to PBF LLC was $175,000. The consideration was funded by the Partnership with $20,000 of cash on hand, $76,200 in proceeds from the sale of marketable securities, and $78,800 in net proceeds from the August 2016 Equity Offering. The Partnership borrowed an additional $76,200 under its Revolving Credit Facility (as defined in Note 4), which was used to repay $76,200 of its Term Loan (as defined in Note 4) in order to release $76,200 in marketable securities that had collateralized the Term Loan.

As the TVPC Acquisition was considered a transfer of businesses between entities under common control, the TVPC assets and liabilities were transferred at their historical carrying value, whose net value was $345,989 as of August 31, 2016, of which 50% was allocated to noncontrolling interest in equity (“NCI”). The Torrance Valley Pipeline was acquired by PBF Energy on July 1, 2016 in connection with the acquisition of the Torrance refinery and related logistical assets and was not operated by PBF Energy prior to its acquisition. Accordingly, the financial information contained herein of PBFX has been adjusted in the current quarter, with 50% of net income of TVPC allocated to NCI, to include the historical results of the Torrance Valley Pipeline prior to the acquisition by PBFX from July 1, 2016 through August 31, 2016. Net income attributable to the TVPC Acquisition prior to the effective date was allocated entirely to PBF GP as if only PBF GP had rights to that net loss, therefore there is no retrospective adjustment to net income per unit.

PBFX's condensed consolidated financial statements include TVPC, a variable interest entity with the interest in TVPC not owned by PBFX reflected as a reduction to net income and equity as a noncontrolling interest. In accordance with the Amended and Restated Limited Liability Company Agreement of TVPC (the “TVPC LLC Agreement”), PBFX Op Co, PBFX’s wholly-owned subsidiary, serves as TVPC's managing member. PBFX, through its ownership of PBFX Op Co, has the sole ability to direct the activities of TVPC that most significantly impact its economic performance. PBFX is also considered to be the primary beneficiary for accounting purposes

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

and as a result fully consolidates TVPC. TVPC provides transportation and storage services to PBFX, primarily under fee-based contracts. TVPC's creditors have no recourse to the assets of PBFX other than those of TVPC. See footnote 12 for carrying amounts and classification of TVPC's assets and liabilities in the statement of financial position.

The following tables present the Partnership's statement of operations after giving effect to the TVPC Acquisition. For the three and nine months ended September 30, 2016, respectively, the results of TVPC prior to the TVPC Acquisition are included under “Torrance Valley Pipeline Company LLC”. Results of TVPC subsequent to the acquisition are included in “PBF Logistics LP.” The statement of operations for the three and nine months ended September 30, 2015 has not been retrospectively adjusted, as PBF Energy did not acquire TVPC as part of the acquisition ofr the Torrance refinery and related logistics assets until July 1, 2016.

	Three Months Ended September 30, 2016
	PBF Logistics LP	Torrance Valley Pipeline Company LLC	Consolidated Results

Revenue:
Affiliate	$43,842	$—	$43,842
Third-party	4,591	—	4,591
Total revenue	48,433	—	48,433

Costs and expenses:
Operating and maintenance expenses	10,818	1,996	12,814
General and administrative expenses	4,066	353	4,419
Depreciation and amortization	3,358	1,782	5,140
Total costs and expenses	18,242	4,131	22,373

Income (loss) from operations	30,191	(4,131)	26,060

Other expense:
Interest expense, net	(7,280)	—	(7,280)
Amortization of loan fees	(416)	—	(416)
Net income (loss)	22,495	(4,131)	18,364
Less: Net loss attributable to Predecessor	—	(4,131)	(4,131)
Less: Net income attributable to noncontrolling interest	1,621	—	1,621
Net income attributable to the Partnership	$20,874	$—	$20,874

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Nine Months Ended September 30, 2016
	PBF Logistics LP	Torrance Valley Pipeline Company LLC	Consolidated Results

Revenue:
Affiliate	$118,356	$—	$118,356
Third-party	7,285	—	7,285
Total revenue	125,641	—	125,641

Costs and expenses:
Operating and maintenance expenses	24,559	1,996	26,555
General and administrative expenses	13,540	353	13,893
Depreciation and amortization	7,140	1,782	8,922
Total costs and expenses	45,239	4,131	49,370

Income (loss) from operations	80,402	(4,131)	76,271

Other expense:
Interest expense, net	(21,298)	—	(21,298)
Amortization of loan fees	(1,261)	—	(1,261)
Net income (loss)	57,843	(4,131)	53,712
Less: Net loss attributable to Predecessor	—	(4,131)	(4,131)
Less: Net income attributable to noncontrolling interest	1,621	—	1,621
Net income attributable to the Partnership	$56,222	$—	$56,222

Acquisition Expenses

PBFX incurred acquisition related costs of $1,310 and $3,888 for the three and nine months ended September 30, 2016, respectively, consisting primarily of consulting and legal expenses related to the Plains Asset Purchase, the TVPC Acquisition and other pending and non-consummated acquisitions. Acquisition related costs were $0 and $530 for the three and nine months ended September 30, 2015, respectively, primarily related to the Delaware City Products Pipeline and Truck Rack acquisition. These costs are included in the condensed consolidated income statement in general and administrative expenses.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

3. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	September 30, 2016	December 31, 2015

Land	$26,295	$2,417
Terminals and equipment	165,234	80,718
Storage equipment	62,238	60,959
Pipeline assets	359,188	18,546
Construction in progress	5,916	5
	618,871	162,645
Accumulated depreciation	(26,020)	(17,097)
Property, plant and equipment, net	$592,851	$145,548

4. DEBT

Total debt was comprised of the following:

	September 30, 2016	December 31, 2015

6.875% Senior Notes due 2023	$350,000	$350,000
Term Loan	59,664	234,200
Revolving Credit Facility (a)	169,200	24,500
Total debt outstanding	578,864	608,700
Unamortized debt issuance costs	(7,606)	(9,065)
Net carrying value of debt	571,258	599,635
Less- Current maturities (b)	(59,664)	—
Long-term debt	$511,594	$599,635

(a) PBFX had $3,610 outstanding letters of credit and $187,190 available under our five year $360,000 revolving credit facility (“Revolving Credit Facility”) as of September 30, 2016. The maximum borrowing amount of the Revolving Credit Facility was increased from $325,000 to $360,000 in May 2016.

(b) PBFX’s three year $300,000 term loan facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Term Loan”) matures in May 2017 and has been classified as current on the balance sheet as of September 30, 2016. Additionally, Marketable securities have also been classified as current on the balance sheet as of September 30, 2016 as these securities collateralize the Term Loan.

Plains Asset Purchase
In connection with the Plains Asset Purchase, the Partnership borrowed an additional $98,500 under its Revolving Credit Facility, which was used to repay $98,336 of its Term Loan in order to release $98,336 in marketable securities that had collateralized the Term Loan.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

TVPC Acquisition

In connection with the TVPC Acquisition, the Partnership borrowed an additional $76,200 under its Revolving Credit Facility, which was used to repay $76,200 of its Term Loan in order to release $76,200 in marketable securities that had collateralized the Term Loan.

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
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX’s investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs. The terms of the marketable securities range from one to three months and are classified on the balance sheet as current assets. The gross unrecognized holding gains and losses as of September 30, 2016 and December 31, 2015 were not material. As of September 30, 2016, these investments are used as collateral to secure the Partnership’s obligations under its Term Loan and are intended to be used only to fund future capital expenditures.
The estimated fair values of the Revolving Credit Facility and Term Loan approximate their carrying values, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (“2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $339,989 and $321,722 at September 30, 2016 and December 31, 2015, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs, was approximately $578,864 and $568,853 as of September 30, 2016 and $608,700 and $580,422 as of December 31, 2015, respectively.

5. EQUITY
PBFX had 23,270,397 common units held by the public outstanding as of September 30, 2016. PBF Energy owns 2,572,944 of PBFX’s common units and 15,886,553 of PBFX’s subordinated units constituting an aggregate of 44.2% of PBFX’s limited partner interest. In accordance with PBFX’s partnership agreement, PBF Energy’s subordinated units will convert into common units on a one-for-one basis once PBFX has met specified distribution targets and successfully completed other tests set forth in PBFX’s partnership agreement.

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
The Partnership completed the April 2016 offering on April 5, 2016 and the August 2016 Offering on August 17, 2016. It is possible that PBFX will fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Additionally, 115,224 and 85,757 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (“LTIP”) vested and were converted into common units held by certain of PBF GP’s current and former management and directors during the nine months ended September 30, 2016 and 2015, respectively.
Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash.

Noncontrolling Interest
PBFX's subsidiary PBFX Op Co holds a 50% controlling interest in TVPC, with the other 50% interest in TVPC held by TVP Holding Company LLC (“TVP Holding”), a subsidiary of PBF Holding. PBFX Op Co is the sole managing member of TVPC. PBFX, through its ownership of PBFX Op Co, consolidates the financial results of TVPC, and records a noncontrolling interest for the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

Equity Activity
The summarized changes in the carrying amount of our equity during the nine months ended September 30, 2016 are as follows:

	Common Units - Public	Common Units - PBF	Subordinated Units - PBF	IDR	Noncontrolling Interest	Total
Balance at December 31, 2015	$340,317	$(248,363)	$(277,094)	$(535)	$—	$(185,675)
Quarterly distributions to unitholders (including IDRs)	(23,234)	(3,242)	(20,016)	(2,223)	—	(48,715)
Net income	26,750	3,723	22,984	2,765	1,621	57,843
Noncontrolling interest acquired	—	—	—	—	174,646	174,646
Contributions from PBF LLC	—	15	—	—	—	15
Unit-based compensation expense	3,673	—	—	—	—	3,673
Issuance of Common Units, net of expenses	83,311	54,944	—	—	—	138,255
Other	(980)	(287)	(2,144)	1,118	—	(2,293)
Balance at September 30, 2016	$429,837	$(193,210)	$(276,270)	$1,125	$176,267	$137,749

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Cash distributions
PBFX’s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. On March 8, 2016, the Partnership paid a quarterly cash distribution, based on the results of the fourth quarter of 2015, totaling $14,680, or $0.41 per unit, to unitholders of record on February 22, 2016. On May 31, 2016 the Partnership paid a quarterly cash distribution, based on the results of the first quarter of 2016, totaling $16,419, or $0.42 per unit, to unitholders of record on May 13, 2016. On August 23, 2016 the Partnership paid a quarterly cash distribution, based on the results of the second quarter of 2016, totaling $16,944, or $0.43 per unit, to unitholders of record on August 9, 2016.
The allocation of total quarterly cash distributions to general and limited partners, in the table below, for the three and nine months ended September 30, 2016 and 2015, is as follows. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.44 and $0.39 per unit declared for the three months ended September 30, 2016 and 2015, respectively, $0.43 and $0.37 per unit declared for the three months ended June 30, 2016 and 2015, respectively, and $0.42 and $0.35 per unit declared for the three months ended March 31, 2016 and 2015, respectively); therefore, the table represents total cash distributions applicable to the period in which the distributions are earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

IDR - PBF LLC	$1,125	$354	$2,765	$535
Limited partners’ distributions:
Common – public	10,489	6,376	27,029	18,149
Common – PBF LLC	1,132	1,003	3,319	2,856
Subordinated – PBF LLC	6,990	6,196	20,493	17,634
Total distributions	19,736	13,929	53,606	39,174
Total cash distributions (1)	$19,486	$13,752	$52,849	$38,639
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
Unit-based compensation expense related to the Partnership that was included in general and administrative expense in the Partnership’s condensed consolidated statements of operations was $963 and $3,673 for the three and nine months ended September 30, 2016, respectively, and $815 and $2,428 for the three and nine months ended September 30, 2015, respectively.
In the three and nine months ended September 30, 2016, unit-based compensation expense includes $0 and $1,123 of expense associated with the accelerated vesting of phantom units in accordance with grant agreements related to the retirement of certain of PBF GP’s officers, respectively. In the three and nine months ended September

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

30, 2015, $0 and $510 of unit-based compensation expense was associated with the accelerated vesting of such phantom units, respectively.

7. NET INCOME PER UNIT
Earnings in excess of distributions are allocated to the limited partners based on their respective percentage interests. Payments made to PBFX’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.
Diluted net income per unit includes the effects of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. For the three and nine months ended September 30, 2016, there were 257,104 and 521,130 anti-dilutive phantom units, respectively. For the three and nine months ended September 30, 2015, there were 454,625 anti-dilutive phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, PBFX has also identified the general partner interest and incentive distribution rights as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. The Partnership issued 1,288,420 common units in 2015 to PBF LLC in conjunction with the Delaware City Products Pipeline and Truck Rack acquisition, 2,875,000 common units in April 2016 in connection with the April 2016 Offering and 4,000,000 units in August 2016 and 375,000 units in September 2016 in connection with the August 2016 Offering.
When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings less distributions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to the Partnership	$20,874	$20,283	$56,222	$56,575
Less distributions on:
Limited partner common units - public	10,489	6,376	27,029	18,149
Limited partner common units - PBF LLC	1,132	1,003	3,319	2,856
Limited partner subordinated units - PBF LLC	6,990	6,196	20,493	17,634
IDR holder - PBF LLC	1,125	354	2,765	535
Total distributions	19,736	13,929	53,606	39,174
Earnings less distributions	$1,138	$6,354	$2,616	$17,401

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended September 30, 2016
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income attributable to the Partnership:
Distributions	$10,489	$1,132	$6,990	$1,125	$19,736
Earnings less distributions	50	152	936	—	1,138
Net income attributable to the Partnership	$10,539	$1,284	$7,926	$1,125	$20,874

Weighted-average units outstanding - basic	20,919,852	2,572,944	15,886,553
Weighted-average units outstanding - diluted	20,998,747	2,572,944	15,886,553

Net income per limited partner unit - basic	$0.50	$0.50	$0.50
Net income per limited partner unit - diluted	$0.50	$0.50	$0.50

	Three Months Ended September 30, 2015
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income attributable to the Partnership:
Distributions	$6,376	$1,003	$6,196	$354	$13,929
Earnings less distributions	3,005	516	3,187	(354)	6,354
Net income attributable to the Partnership	$9,381	$1,519	$9,383	$—	$20,283

Weighted-average units outstanding - basic	15,882,631	2,572,944	15,886,553
Weighted-average units outstanding - diluted	15,882,631	2,572,944	15,886,553

Net income per limited partner unit - basic	$0.59	$0.59	$0.59
Net income per limited partner unit - diluted	$0.59	$0.59	$0.59

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Nine Months Ended September 30 , 2016
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income attributable to the Partnership:
Distributions	$27,029	$3,319	$20,493	$2,765	$53,606
Earnings less distributions	(279)	404	2,491	—	2,616
Net income attributable to the Partnership	$26,750	$3,723	$22,984	$2,765	$56,222

Weighted-average units outstanding - basic	18,521,210	2,572,944	15,886,553
Weighted-average units outstanding - diluted	18,530,975	2,572,944	15,886,553

Net income per limited partner unit - basic	$1.44	$1.45	$1.45
Net income per limited partner unit - diluted	$1.44	$1.45	$1.45

	Nine Months Ended September 30, 2015
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	Incentive Distribution Rights - PBF LLC	Total
Net income attributable to the Partnership:
Distributions	$18,149	$2,856	$17,634	$535	$39,174
Earnings less distributions	8,459	434	9,043	(535)	17,401
Net income attributable to the Partnership	$26,608	$3,290	$26,677	$—	$56,575

Weighted-average units outstanding - basic	15,843,600	1,940,533	15,886,553
Weighted-average units outstanding - diluted	15,843,600	1,940,533	15,886,553

Net income per limited partner unit - basic	$1.68	$1.70	$1.68
Net income per limited partner unit - diluted	$1.68	$1.70	$1.68

8. COMMITMENTS AND CONTINGENCIES

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
In connection with the Plains Asset Purchase, the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $2,284 recorded as of September 30, 2016 represents the present value of expected future costs discounted at a rate of 1.83%. At September 30, 2016 the undiscounted liability is $2,500 and the Partnership expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
In connection with PBF Holding's acquisition of the Torrance refinery and related logistics assets, PBF Holding is responsible for all known and unknown environmental liabilities at each site acquired in connection with the acquisition. The total estimated liability of known environmental obligations associated with the Torrance Valley Pipeline was approximately $1,475. In accordance with the Contribution Agreement, PBF Holding has indemnified the Partnership for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events, which includes the recorded liability of approximately $1,475. At September 30, 2016 the Partnership expects to make the full aggregate payment for this liability within the next five years. PBFX has recorded a receivable from PBF Holding for such anticipated payments related to the pre-existing Torrance Valley Pipeline environmental obligations.

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
The commercial agreements with PBF Holding related to the East Coast Terminals have initial terms ranging from approximately three months to one year and include:

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

•tank lease agreements, under which the Partnership provides tank lease services to PBF Holding at the East Coast Terminals, with fees ranging from $0.45 to $0.55 per barrel received into the tank, up to 448,000 barrels, and $0.30 to $0.351 for all additional barrels received in excess of that amount. Additionally, the lease agreements include ancillary fees for tank to tank transfers; and
•terminaling service agreements, under which the Partnership provides terminaling and other services to PBF Holding at the East Coast Terminals, with fees ranging from $0.10 to $1.25 per barrel based on services provided, with additional flat rate fees for certain unloading/loading activities at the terminal.
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
•a pipeline service agreement with PBF Holding, with an initial term of approximately ten years, under which the Partnership, through Delaware Pipeline Company (“DPC”), provides pipeline services to PBF Holding at the Delaware City Products Pipeline. Effective July 2016, the throughput fee was decreased to $0.5396 per barrel, due to a decrease in the Federal Energy Regulatory Commission (“FERC”) tariff;
•a truck loading service agreement with PBF Holding, with an initial term of approximately ten years, under which the Partnership, through Delaware City Logistics Company LLC (“DCLC”), provides terminaling services to PBF Holding at the Delaware City Truck Rack; and
•a transportation services agreement with PBF Holding, with an initial term of ten years, under which the Partnership, through TVPC, provides transportation and storage services to PBF Holding on the Torrance Valley Pipeline.
Transportation Services. The minimum throughput commitment for transportation services on the northern portion of the Torrance Valley Pipeline is approximately 50,000 barrels per day for a fee equal to $0.5625 per barrel of crude throughput up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

to the shortfall volume multiplied by the fee. The minimum throughput commitment for the southern portion of the Torrance Valley Pipeline is approximately 70,000 bpd with a fee equal to approximately $1.5625 per barrel and a fee of $0.3125 per barrel for amounts in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $1.5625 per barrel; provided, however, that PBF Holding will receive a credit to PBF Holding’s account for the amount of such shortfall, and such credit will be applied in subsequent monthly invoices against excess throughput fees during any of the succeeding three months.
Storage Services. PBF Holding will pay TVPC $0.85 per barrel fixed rate for the shell capacity of the Midway tank, which rate includes throughput equal to the shell capacity of the tank. PBF Holding will pay $0.85 per barrel fixed rate for each of the Belridge and Emidio storage tanks, which rate includes throughput equal to the shell capacity of each individual storage tank, subject to adjustment. PBF Holding will also pay $0.425 per barrel for throughput in excess of the shell capacity for each storage tank; provided that PBF Holding has a commitment for a minimum incremental throughput in excess of the shell capacity of (A) 715,000 barrels per month for the Belridge Tank, and (B) 600,000 barrels per month for the Emidio tank. If, during any month, actual throughput in excess of the shell capacity of all individual storage tanks by PBF Holding is less than the throughput storage minimum commitment, then PBF Holding will pay TVPC an amount equal to the storage rate multiplied by the throughput storage minimum commitment less the actual excess volumes.
TVPC is required to maintain the Torrance Valley Pipeline in a condition and with a capacity sufficient to handle a volume of PBF Holding’s crude at least equal to the current operating capacity or the reserved crude capacity, as the case may be, subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Transportation Services Agreement.
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

Other Agreements
In addition to the commercial agreements described above, at the closing of the Offering, the Partnership also entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with each of the Acquisitions from PBF. The omnibus agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees, among other matters, and an operations and management services and secondment agreement with PBF Holding and certain of its subsidiaries under which PBFX reimburses PBF Holding for the provision of certain operational services to the Partnership in support of its operations, including operational services performed by certain of PBF Holding’s field-level employees. On August 31, 2016, in order to include the Torrance Valley Pipeline, the Partnership entered into an amended and restated omnibus agreement, which increased the annual fee to $4,000 and an amended and restated operations and management services and secondment agreement, which increased the annual fee to $6,386.

Predecessor Transactions
Related-party transactions of the Predecessor were settled through division of equity.

Summary of Transactions
A summary of revenue and expense transactions with our affiliates, including expenses directly charged and allocated to PBFX and our Predecessor, is as follows:

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$43,842	$37,082	$118,356	$104,796
Operating and maintenance expenses	1,280	1,122	3,523	3,412
General and administrative expenses	1,201	1,471	3,460	3,941

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
Our Transportation and Terminaling segment consists of the following assets:
•the DCR Rail Terminal, which serves PBF Holding’s Delaware City and Paulsboro refineries;
•the DCR West Rack, which serves PBF Holding’s Delaware City refinery;
•the Toledo Truck Terminal, which serves PBF Holding’s Toledo refinery, comprised of LACT units;
•a propane truck loading facility, located within the Toledo Storage Facility, located at PBF Holding’s Toledo, Ohio refinery;
•the Delaware City Products Pipeline, which consists of an interstate petroleum products pipeline supporting PBF Holding’s Delaware City refinery;
•the Delaware City Truck Rack, which consists of a truck loading rack utilized to distribute gasoline, distillates and LPGs located at PBF Holding’s Delaware City refinery;
•the East Coast Terminals, which consist of product tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships; and
•the Torrance Valley Pipeline, which consists of the M55, M1 and M70 pipelines and pipeline stations supporting PBF Holding's Torrance refinery.
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
The operating segments adhere to the accounting polices used for the consolidated financial statements, as described in Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements in our 2015 Form 10-K. The Partnership’s operating segments are strategic business units that offer different services in different geographical locations. PBFX has evaluated the performance of each operating segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific operating segment. Identifiable assets are

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

those used by the operating segment, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with a specific operating segment.

	Three Months Ended September 30, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$42,951	$5,482	$—	$48,433
Depreciation and amortization expense	4,545	595	—	5,140
Income (loss) from operations	28,144	2,335	(4,419)	26,060
Interest expense, net and amortization of loan fees	—	—	7,696	7,696
Capital expenditures	2,533	92	—	2,625

	Three Months Ended September 30, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$31,764	$5,318	$—	$37,082
Depreciation and amortization expense	980	669	—	1,649
Income (loss) from operations	27,715	2,755	(3,007)	27,463
Interest expense, net and amortization of loan fees	—	—	7,180	7,180
Capital expenditures	5	957	—	962

	Nine Months Ended September 30, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$109,315	$16,326	$—	$125,641
Depreciation and amortization expense	7,092	1,830	—	8,922
Income (loss) from operations	82,414	7,750	(13,893)	76,271
Interest expense, net and amortization of loan fees	—	—	22,559	22,559
Capital expenditures, including the Plains Asset Purchase	101,735	1,292	—	103,027

	Nine Months Ended September 30, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Revenues	$88,727	$16,069	$—	$104,796
Depreciation and amortization expense	2,964	1,955	—	4,919
Income (loss) from operations	73,138	8,574	(9,798)	71,914
Interest expense, net and amortization of loan fees	—	—	14,065	14,065
Capital expenditures	225	957	—	1,182

	Balance at September 30, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$575,443	$56,564	$103,407	$735,414

	Balance at December 31, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$112,826	$56,846	$253,230	$422,902

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

11. SUBSEQUENT EVENTS

Cash distribution
On October 28, 2016, PBF GP’s board of directors declared a cash distribution, based on the results of the third quarter of 2016, of $0.44 per unit. The distribution is payable on November 22, 2016 to PBFX unitholders of record at the close of business on November 8, 2016.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
DCLC, DPC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC and PLPT are 100% owned subsidiaries of the Partnership and serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, among the Partnership, PBF Logistics Finance, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.” PBFX Op Co and TVPC are consolidated subsidiaries of the Partnership that are not guarantors of the 2023 Notes as of September 30, 2016 and are referred to as “Non-Guarantor Subsidiaries.” PBFX Op Co is a holding company which consolidates TVPC. All assets and liabilities of the Non-Guarantor are those of TVPC.
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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$42,860	$1,411	$—	$—	$44,271
Marketable securities	59,991	—	—	—	59,991
Accounts receivable - affiliates	82	24,459	7,205	—	31,746
Accounts receivable, net	—	3,981	—	—	3,981
Prepaid expense and other current assets	475	1,980	119	—	2,574
Due from related parties	4,395	219,416	—	(223,811)	—
Total current assets	107,803	251,247	7,324	(223,811)	142,563

Property, plant and equipment, net	—	244,048	348,803	—	592,851
Investment in subsidiaries	657,413	—	—	(657,413)	—
Total assets	$765,216	$495,295	$356,127	$(881,224)	$735,414

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$554	$1,519	$968	$—	$3,041
Accounts payable and accrued liabilities	12,506	3,841	2,624	—	18,971
Current portion of long-term debt	59,664	—	—	—	59,664
Deferred revenue	—	889	—	—	889
Due to related parties	219,416	4,395	—	(223,811)	—
Total current liabilities	292,140	10,644	3,592	(223,811)	82,565

Long-term debt	511,594	—	—	—	511,594
Other long-term liabilities	—	2,031	1,475	—	3,506
Total liabilities	803,734	12,675	5,067	(223,811)	597,665

Commitments and contingencies

Equity:
Net investment	—	482,620	174,793	(657,413)	—
Common unitholders - Public	429,837	—	—	—	429,837
Common unitholder - PBF LLC	(193,210)	—	—	—	(193,210)
Subordinated unitholder - PBF LLC	(276,270)	—	—	—	(276,270)
IDR holder - PBF LLC	1,125	—	—	—	1,125
Total PBF Logistics LP equity	(38,518)	482,620	174,793	(657,413)	(38,518)
Noncontrolling interest	—	—	176,267	—	176,267
Total equity	(38,518)	482,620	351,060	(657,413)	137,749
Total liabilities and equity	$765,216	$495,295	$356,127	$(881,224)	$735,414

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$18,678	$—	$—	$—	$18,678
Accounts receivable - affiliates	—	23,949	—	—	23,949
Prepaid expense and other current assets	290	179	—	—	469
Due from related parties	1,287	127,373	—	(128,660)	—
Total current assets	20,255	151,501	—	(128,660)	43,096

Property, plant and equipment, net	—	145,548	—	—	145,548
Investment in subsidiaries	292,411	—	—	(292,411)	—
Marketable securities	234,258	—	—	—	234,258
Total assets	$546,924	$297,049	$—	$(421,071)	$422,902

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$574	$2,864	$—	$—	$3,438
Accounts payable and accrued liabilities	5,017	487	—	—	5,504
Due to related parties	127,373	1,287	—	(128,660)	—
Total current liabilities	132,964	4,638	—	(128,660)	8,942

Long-term debt	599,635	—	—	—	599,635
Total liabilities	732,599	4,638	—	(128,660)	608,577

Commitments and contingencies

Equity:
Net investment	—	292,411	—	(292,411)	—
Common unitholders - Public	340,317	—	—	—	340,317
Common unitholder - PBF LLC	(248,363)	—	—	—	(248,363)
Subordinated unitholder - PBF LLC	(277,094)	—	—	—	(277,094)
IDR holder - PBF LLC	(535)	—	—	—	(535)
Total PBF Logistics LP equity	(185,675)	292,411	—	(292,411)	(185,675)
Noncontrolling interest	—	—	—	—	—
Total equity	(185,675)	292,411	—	(292,411)	(185,675)
Total liabilities and equity	$546,924	$297,049	$—	$(421,071)	$422,902

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue:
Affiliate	$—	$38,112	$5,730	$—	$43,842
Third-party	—	4,591	—	—	4,591
Total revenue	—	42,703	5,730	—	48,433

Costs and expenses
Operating and maintenance expenses	—	9,222	3,592	—	12,814
General and administrative expenses	4,066	—	353	—	4,419
Depreciation and amortization expense	—	2,467	2,673	—	5,140
Total costs and expenses	4,066	11,689	6,618	—	22,373

Income (loss) from operations	(4,066)	31,014	(888)	—	26,060

Other income (expenses)
Equity in earnings (loss) of subsidiaries	30,126	—	—	(30,126)	—
Interest expenses net	(7,280)	—	—	—	(7,280)
Amortization of loan fees	(416)	—	—	—	(416)
Net income (loss)	18,364	31,014	(888)	(30,126)	18,364
Less: Net loss attributable to Predecessor	—	—	(4,131)	—	(4,131)
Less: Net income attributable to noncontrolling interest	—	—	1,621	—	1,621
Net income (loss) attributable to the Partnership	$18,364	$31,014	$1,622	$(30,126)	$20,874

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue:
Affiliate	$—	$37,082	$—	$—	$37,082
Third-party	—	—	—	—	—
Total revenue	—	37,082	—	—	37,082

Costs and expenses
Operating and maintenance expenses	—	4,963	—	—	4,963
General and administrative expenses	3,007	—	—	—	3,007
Depreciation and amortization expense	—	1,649	—	—	1,649
Total costs and expenses	3,007	6,612	—	—	9,619

Income (loss) from operations	(3,007)	30,470	—	—	27,463

Other income (expenses)
Equity in earnings (loss) of subsidiaries	30,470	—	—	(30,470)	—
Interest expenses net	(6,757)	—	—	—	(6,757)
Amortization of loan fees	(423)	—	—	—	(423)
Net income (loss)	20,283	30,470	—	(30,470)	20,283
Less: Net loss attributable to Predecessor	—	—	—	—	—
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to the Partnership	$20,283	$30,470	$—	$(30,470)	$20,283

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue:
Affiliate	$—	$112,626	$5,730	$—	$118,356
Third-party	—	7,285	—	—	7,285
Total revenue	—	119,911	5,730	—	125,641

Costs and expenses
Operating and maintenance expenses	—	22,963	3,592	—	26,555
General and administrative expenses	13,540	—	353	—	13,893
Depreciation and amortization expense	—	6,249	2,673	—	8,922
Total costs and expenses	13,540	29,212	6,618	—	49,370

Income (loss) from operations	(13,540)	90,699	(888)	—	76,271

Other income (expenses)
Equity in earnings (loss) of subsidiaries	89,811	—	—	(89,811)	—
Interest expenses net	(21,298)	—	—	—	(21,298)
Amortization of loan fees	(1,261)	—	—	—	(1,261)
Net income (loss)	53,712	90,699	(888)	(89,811)	53,712
Less: Net loss attributable to Predecessor	—	—	(4,131)	—	(4,131)
Less: Net income attributable to noncontrolling interest	—	—	1,621	—	1,621
Net income (loss) attributable to the Partnership	$53,712	$90,699	$1,622	$(89,811)	$56,222

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue:
Affiliate	$—	$104,796	$—	$—	$104,796
Third-party	—	—	—	—	—
Total revenue	—	104,796	—	—	104,796

Costs and expenses
Operating and maintenance expenses	—	18,165	—	—	18,165
General and administrative expenses	9,317	481	—	—	9,798
Depreciation and amortization expense	—	4,919	—	—	4,919
Total costs and expenses	9,317	23,565	—	—	32,882

Income from operations	(9,317)	81,231	—	—	71,914

Other income (expenses)
Equity in earnings (loss) of subsidiaries	81,244	—	—	(81,244)	—
Interest expenses net	(13,187)	13	—	—	(13,174)
Amortization of loan fees	(891)	—	—	—	(891)
Net income (loss)	57,849	81,244	—	(81,244)	57,849
Less: Net income attributable to Predecessor	—	1,274	—	—	1,274
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to the Partnership	$57,849	$79,970	$—	$(81,244)	$56,575

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$53,712	$90,699	$(888)	$(89,811)	$53,712
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	6,249	2,673	—	8,922
Amortization of deferred financing fees	1,261	—	—	—	1,261
Unit-based compensation expense	3,673	—	—	—	3,673
Equity in earnings	(89,811)	—	—	89,811	—
Changes in operating assets and current liabilities:
Accounts receivable - affiliates	(82)	(510)	(5,730)	—	(6,322)
Accounts receivable, net	—	(3,981)	—	—	(3,981)
Prepaid expenses and other current assets	(150)	2,385	—	—	2,235
Accounts payable - affiliates	(20)	(1,345)	288	—	(1,077)
Accounts payable and accrued liabilities	6,817	(558)	3,304	—	9,563
Amounts due to/from related parties	88,935	(88,935)	—	—	—
Deferred revenue	—	889	—	—	889
Other assets and liabilities	(271)	15	—	—	(256)
Net cash provided by (used in) operating activities	64,064	4,908	(353)	—	68,619

Cash flows from investing activities:
Plains Asset Purchase	(98,373)	—	—	—	(98,373)
Expenditures for property, plant and equipment	—	(4,654)	—	—	(4,654)
Purchase of marketable securities	(1,779,997)	—	—	—	(1,779,997)
Maturities of marketable securities	1,954,274	—	—	—	1,954,274
Investment in subsidiaries	(1,157)	—	—	1,157	—
Net cash provided by (used in) investing activities	74,747	(4,654)	—	1,157	71,250

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	138,255	—	—	—	138,255
Distribution to PBF LLC related to Acquisitions from PBF	(175,000)	—	—	—	(175,000)
Distribution to unitholders	(48,043)	—	—	—	(48,043)
Contribution from Parent	—	1,157	353	(1,157)	353
Proceeds from revolving credit facility	174,700	—	—	—	174,700
Repayment of revolving credit facility	(30,000)	—	—	—	(30,000)
Repayment of term loan	(174,536)	—	—	—	(174,536)
Deferred financing costs and other	(5)	—	—	—	(5)
Net cash provided by (used in) financing activities	(114,629)	1,157	353	(1,157)	(114,276)

Net change in cash and cash equivalents	24,182	1,411	—	—	25,593
Cash and equivalents, beginning of period	18,678	—	—	—	18,678
Cash and equivalents, end of period	$42,860	$1,411	$—	$—	$44,271

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$57,849	$81,244	$—	$(81,244)	$57,849
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	4,919	—	—	4,919
Amortization of deferred financing fees	891	—	—	—	891
Unit-based compensation expense	2,428	—	—	—	2,428
Equity in earnings	(81,244)	—	—	81,244	—
Changes in operating assets and current liabilities:
Accounts receivable - affiliates	—	(12,642)	—	—	(12,642)
Prepaid expenses and other current assets	(213)	(210)	—	—	(423)
Accounts payable - affiliates	207	(131)	—	—	76
Accounts payable and accrued liabilities	10,604	(292)	—	—	10,312
Amounts due to/from related parties	71,441	(71,441)	—	—	—
Other assets and liabilities	(21)	—	—	—	(21)
Net cash provided by operating activities	61,942	1,447	—	—	63,389

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(1,182)	—	—	(1,182)
Purchase of marketable securities	(1,609,286)	—	—	—	(1,609,286)
Maturities of marketable securities	1,609,983	—	—	—	1,609,983
Investment in subsidiary	(771)	—	—	771	—
Net cash provided by (used in) investing activities	(74)	(1,182)	—	771	(485)

Cash flows from financing activities:
Distribution to PBF LLC related to Acquisitions from PBF	(112,500)		—	—	(112,500)
Distribution to unitholders	(35,772)	—	—	—	(35,772)
Distribution to Parent	—	(1,036)	—	—	(1,036)
Contribution from Issuer	—	771	—	(771)	—
Proceeds from issuance of senior notes	350,000	—	—	—	350,000
Proceeds from revolving credit facility	24,500	—	—	—	24,500
Repayment of revolving credit facility	(275,100)	—	—	—	(275,100)
Repayment of term loan	(700)	—	—	—	(700)
Deferred financing costs and other	(8,225)	—	—	—	(8,225)
Net cash used in financing activities	(57,797)	(265)	—	(771)	(58,833)

Net change in cash and cash equivalents	4,071	—	—	—	4,071
Cash and equivalents, beginning of period	14,165	—	—	—	14,165
Cash and equivalents, end of period	$18,236	$—	$—	$—	$18,236

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

Overview
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of September 30, 2016, owned 95.2% of the total economic interest in PBF LLC. PBF LLC holds a 44.2% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 55.8% limited partner interest owned by public unitholders.
The Partnership includes the assets, liabilities and results of operations of certain crude oil and refined product terminaling, pipeline, and storage assets, which include assets previously operated and owned by PBF Holding’s subsidiaries, DCR, TRC and PBF Holding’s previously held subsidiary, DPC, which were acquired in the Acquisitions from PBF during 2014, 2015 and 2016.
In connection with the Offering, pursuant to a contribution, conveyance and assumption agreement, PBF LLC contributed the IPO Assets to PBFX. Prior to completion of the Offering, the assets, liabilities and results of operations of the IPO Assets related to our Predecessor.
During 2014, the Partnership acquired from PBF LLC the DCR West Rack at the Delaware City refinery and the Toledo Storage Facility located at PBF Holding’s Toledo refinery. In addition, on May 14, 2015, the Partnership acquired from PBF LLC the Delaware City Products Pipeline and the Delaware City Truck Rack (the “Delaware City Products Pipeline and Truck Rack Acquisition”) located at PBF Holding’s Delaware City, Delaware refinery. We recorded the Acquisitions from PBF at PBF Energy’s historical book value, as the Acquisitions from PBF were treated as a reorganization of entities under common control.
On April 29, 2016, our wholly-owned subsidiary, PLPT, purchased the East Coast Terminals from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of $100.0 million less a preliminary estimate for working capital adjustments. The consideration was funded with $98.3 million in proceeds from the sale of marketable securities. We borrowed an additional $98.5 million under our Revolving Credit Facility (as defined below), which was used to repay $98.3 million of our Term Loan (as defined below) in order to release $98.3 million in marketable securities that had collateralized the Term Loan. This acquisition expands our terminaling footprint and introduces third-party customers to our revenue base. See note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q for further discussion regarding the Plains Asset Purchase.

On August 31, 2016, we entered into a contribution agreement between us and PBF LLC (the “Contribution Agreement”). Pursuant to the Contribution Agreement, we, through our wholly-owned subsidiary, PBFX Op Co, acquired from PBF LLC, 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the Torrance Valley Pipeline. Total consideration paid to PBF LLC was $175.0 million. The consideration was funded by us with $20.0 million of cash on hand, $76.2 million in proceeds from the sale of marketable securities, and $78.8 million in net proceeds from the August 2016 Equity Offering (as defined below). We borrowed an additional $76.2 million under our Revolving Credit Facility (as defined below), which was used to repay $76.2 million of our Term Loan (as defined below) in order to release $76.2 million in marketable securities that had collateralized the Term Loan.

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
On August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, including the underwriter's option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for total net proceeds of $86.7 million, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 Offering”).
Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support, with the exception of third-party revenue generated by Delaware City Products Pipeline prior to August 2013. Upon closing of the Offering and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil and refined products from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey, and Torrance, California. Our assets acquired from PBF Energy consist of the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack and the Torrance Valley Pipeline (collectively referred to as the “Contributed Assets”), which are integral components of the crude oil and refined products delivery and storage operations at PBF Energy’s refineries. In addition, subsequent to the Plains Asset Purchase, we have begun to generate third-party revenue related to the East Coast Terminals.
The condensed consolidated financial statements presented in this Form 10-Q include the consolidated financial results of PBFX as of and for the period ending September 30, 2016. We have retrospectively adjusted the financial information contained herein of PBFX, in the current quarter, with 50% of net income of TVPC allocated to NCI, to include the historical results of the Torrance Valley Pipeline prior to the acquisition by PBFX from July 1, 2016 to August 31, 2016.

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

East Coast Terminals
The commercial agreements with PBF Holding related to the East Coast Terminals have initial terms ranging from approximately three months to one year and include:
•tank lease agreements, under which the Partnership provides tank lease services to PBF Holding at the East Coast Terminals, with fees ranging from $0.45 to $0.55 per barrel received into the tank, up to 448,000 barrels, and $0.30 to $0.351 for all additional barrels received in excess of that amount. Additionally, the lease agreements include ancillary fees for tank to tank transfers; and
•terminaling service agreements, under which the Partnership provides terminaling and other services to PBF Holding at the East Coast Terminals, with fees ranging from $0.10 to $1.25 per barrel based on services provided, with additional flat rate fees for certain unloading/loading activities at the terminal.
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
•a pipeline service agreement with PBF Holding, with an initial term of approximately ten years, under which we, through DPC, provide pipeline service to PBF Holding at the Delaware City Products Pipeline. Effective July 2016, the throughput fee was decreased to $0.5396 per barrel, due to a decrease in the Federal Energy Regulatory Commission (“FERC”) tariff;
•a truck loading service agreement with PBF Holding, with an initial term of approximately ten years, under which we, through Delaware City Logistics Company LLC, provide terminaling services to PBF Holding at the Delaware City Truck Rack; and
•a transportation services agreement with PBF Holding, with an initial term of ten years, under which the Partnership, through TVPC, provides transportation and storage services to PBF Holding on the Torrance Valley Pipeline.

Transportation Services. The minimum throughput commitment for transportation services on the northern portion of the Torrance Valley Pipeline is approximately 50,000 barrels per day for a fee equal to $0.5625 per barrel of crude throughput up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $0.5625 per barrel. The minimum throughput commitment for the southern portion of the Torrance Valley Pipeline is approximately 70,000 bpd with a fee equal to approximately $1.5625 per barrel and a fee of $0.3125 per barrel for amounts in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $1.5625 per barrel; provided, however, that PBF Holding will receive a credit to PBF Holding’s account for the amount of such shortfall, and such credit will be applied in subsequent monthly invoices against excess throughput fees during any of the succeeding three (3) months.
Storage Services. PBF Holding will pay TVPC $0.85 per barrel fixed rate for the shell capacity of the Midway tank, which rate includes throughput equal to the shell capacity of the tank. PBF Holding or its designee will pay $0.85 per barrel fixed rate for each of the Belridge and Emidio storage tanks (together, the “Throughput Storage Tanks”), which rate includes throughput equal to the shell capacity of each individual Throughput Storage Tank, subject to adjustment. PBF Holding will also pay $0.425 per barrel for throughput in excess of the shell capacity (the “Excess Storage Throughput Rate”) for each Throughput Storage Tank; provided that PBF Holding has a commitment for a minimum incremental throughput in excess of the shell capacity of (A) 715,000 barrels per month for the Belridge Tank (the “Belridge Storage MTC”), and (B) 600,000 barrels per month for the Emidio tank (the “Emidio Storage MTC” and together with the Belridge Storage MTC, the “Throughput Storage MTC”). If, during any month, actual throughput in excess of the shell capacity of all Throughput Storage Tanks by PBF Holding or its designee (the “Actual Excess Volumes”) is less than the Throughput Storage MTC, then PBF Holding will pay TVPC an amount equal to the Excess Storage Throughput Rate multiplied by the Throughput Storage MTC less the Actual Excess Volumes.
TVPC is required to maintain the Torrance Valley Pipeline in a condition and with a capacity sufficient to handle a volume of PBF Holding’s crude at least equal to the current operating capacity or the reserved crude capacity, as the case may be, subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Transportation Services Agreement.
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

Other Agreements
In addition to the commercial agreements described above, at the closing of the Offering, we also entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with each of the Acquisitions from PBF. The omnibus agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees, among other matters, and an operations and management services and secondment agreement with PBF Holding and certain of its subsidiaries under which PBFX reimburses PBF Holding for the provision of certain operational services to the Partnership in support of its operations, including operational services performed by certain of PBF Holding’s field-level employees. On August 31, 2016, in order to include the Torrance Valley Pipeline, the Partnership entered into an amended and restated omnibus agreement, which increased the annual fee to $4.0 million and an amended and restated operations and management services and secondment agreement, which increased the annual fee to $6.4 million.

Factors Affecting the Comparability of Our Financial Results
Our results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. Our reported logistics assets revenues are fee-based and a majority are subject to contractual minimum volume commitments. These fees are indexed for inflation in accordance with either the Federal Energy Regulatory Commission (the “FERC”) indexing methodology, the PPI or the CPI-U.
Revenues reported by PBFX prior to the Delaware City Product Pipeline and Truck Rack Acquisition and the TVPC Acquisition did not include commercial contracts associated with the Delaware City Products Pipeline and Truck Rack or the Torrance Valley Pipeline. Prior to these acquisitions, only the Delaware City Products Pipeline generated revenue.
Operating Expenses. The Torrance Valley Pipeline was acquired by PBF Energy on July 1, 2016 in connection with the acquisition of the Torrance refinery and related logistical assets and was not operated by PBF Energy prior to its acquisition. Accordingly, the financial information contained herein of PBFX has been adjusted in the current quarter to include the historical results of the Torrance Valley Pipeline prior to the acquisition by PBFX from July 1, 2016 to August 31, 2016. As a result, our operating expenses may not be comparative to prior periods due expenses associated with the Torrance Valley Pipeline.
Financing. Historically, we have financed our operations through proceeds generated by the Offering, internally generated cash flows, and borrowings under our five year $360.0 million revolving credit facility (“Revolving Credit Facility”) to satisfy capital expenditure requirements. On May 12, 2015, we issued $350.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (“2023 Notes”), resulting in a significant increase as compared to our historically recognized interest expense and amortization of loan fees. In connection with the Plains Asset Purchase, we borrowed an additional $98.5 million under our Revolving Credit Facility, which was used to repay $98.3 million of our Term Loan (as defined below) in order to release $98.3 million in marketable securities that had collateralized the Term Loan. In connection with the TVPC Acquisition, we borrowed an additional $76.2 million under our Revolving Credit Facility, which was used to repay $76.2 million of our Term Loan in order to release $76.2 million in marketable securities that had collateralized the Term Loan.The maximum amount of the Revolving Credit Facility was increased from $325.0 million to $360.0 million in May 2016.
Based on the terms of our cash distribution policy, we will distribute most of the cash generated by our operations to our unitholders, including PBF Energy. As a result, we expect to fund future maintenance and growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our Revolving Credit Facility and potential issuance of additional equity or debt securities.
The Plains Asset Purchase. On April 29, 2016, we purchased the East Coast Terminals, which have subsequently generated third-party revenues. Prior to the Plains Asset Purchase, we did not record third-party revenue, with the exception of third-party revenue generated by Delaware City Products Pipeline prior to August 2013. Additionally, our results may not be comparable due to additional affiliate revenue, operating and maintenance expenses and general and administrative expenses associated with the the East Coast Terminals.

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
Acquisition Opportunities. We may acquire additional logistics assets from PBF Energy or third-parties. Under our omnibus agreement with PBF GP, PBF LLC and PBF Holding, subject to certain exceptions, we have a right of first offer on certain logistics assets owned by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Holding’s Delaware City refinery, Toledo refinery and Torrance refinery, related to our business in the event PBF Energy permanently shuts down the Delaware City refinery, the Toledo refinery or the Torrance refinery. In addition, our commercial agreements provide us with the right to use certain assets at PBF Holding’s Delaware City, Toledo or Torrance refineries in the event of a temporary shutdown. Furthermore, we may pursue strategic asset acquisitions from third-parties to the extent such acquisitions complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third- parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, through the liquidation of marketable securities, borrowings under our Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.
Third-Party Business. As of September 30, 2016, PBF Holding accounts for the substantial majority of our revenues and we continue to expect the majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries, particularly its Delaware City, Toledo and Torrance refineries. We are examining further diversification of our customer base by potentially developing third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.
Noncontrolling Interest. As a result of the Contribution Agreement, in which PBFX, through its subsidiary, PBFX Op Co, acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of TVPC, PBFX Op Co became the managing member of TVPC and fully consolidates TVPC. With respect to the consolidation of TVPC, the Partnership records a noncontrolling interest for the remaining 50% economic interest in TVPC held by TVP Holding Company LLC (“TVP Holding”). Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include but are not limited to volumes, including terminal and pipeline throughput and storage capacity; operating and maintenance expenses; and EBITDA, EBITDA attributable to PBFX and distributable cash flow. We define EBITDA, EBITDA attributable to PBFX and distributable cash flow below.
Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil and products that we throughput at our terminaling and pipeline operations and our available storage capacity. These volumes are primarily affected by the supply of and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Although PBF Energy has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by:

•	PBF Energy’s utilization of our assets in excess of the minimum volume commitments;

•	our ability to identify and execute accretive acquisitions and organic expansion projects, and capture PBF Energy’s incremental volumes or third-party volumes; and

•	our ability to increase throughput volumes at our facilities and provide additional ancillary services at those terminals and pipelines.
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
EBITDA, EBITDA attributable to PBFX and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense. We define EBITDA attributable to PBFX as net income (loss) attributable to PBFX before net interest expense, income tax expense, depreciation  and amortization expense attributable to PBFX, which excludes the results of Acquisitions from PBF prior to the effective dates of such transactions. We define distributable cash flow as EBITDA attributable to PBFX plus non-cash unit-based compensation expense, less net cash paid for interest, maintenance capital expenditures and income taxes. Distributable cash flow will not reflect changes in working capital balances. EBITDA, EBITDA attributable to PBFX and distributable cash flow are not presentations made in accordance with U.S. GAAP.
EBITDA, EBITDA attributable to PBFX and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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
We believe that the presentation of EBITDA and EBITDA attributable to PBFX provides useful information to investors in assessing our financial condition and results of operations. We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance and provides investors with an enhanced perspective of the operating performance of our assets and the cash our business is generating. EBITDA, EBITDA attributable to PBFX and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA, EBITDA attributable to PBFX and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, EBITDA attributable to PBFX and distributable cash flow may be defined differently by other companies in our industry, our definition of such matters may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. EBITDA, EBITDA attributable to PBFX and distributable cash flow are reconciled to net income and net cash provided by operating activities in “—Results of Operations” below.

Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Combined Overview. The following tables summarize our results of operations and financial data for the three and nine months ended September 30, 2016 and 2015. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Affiliate	$43,842	$37,082	$118,356	$104,796
Third-Party	4,591	—	7,285	—
Total revenue	48,433	37,082	125,641	104,796

Costs and expenses:
Operating and maintenance expenses	12,814	4,963	26,555	18,165
General and administrative expenses	4,419	3,007	13,893	9,798
Depreciation and amortization	5,140	1,649	8,922	4,919
Total costs and expenses	22,373	9,619	49,370	32,882

Income from operations	26,060	27,463	76,271	71,914

Other income (expense):
Interest expense, net	(7,280)	(6,757)	(21,298)	(13,174)
Amortization of loan fees	(416)	(423)	(1,261)	(891)
Net income	18,364	20,283	53,712	57,849
Less: Net (loss) income attributable to Predecessor	(4,131)	—	(4,131)	1,274
Less: Net income attributable to noncontrolling interest	1,621	—	1,621	—
Net income attributable to the Partnership	$20,874	$20,283	$56,222	$56,575

Other Data:
EBITDA attributable to PBFX	$31,482	$29,112	$85,475	$75,296
Distributable cash flow	25,073	22,208	66,558	63,575
Capital expenditures, including the Plains Asset Purchase	2,625	962	103,027	1,182

Reconciliation of Non-GAAP Financial Measures
As described in “How We Evaluate Our Operations,” our management uses EBITDA, EBITDA attributable to PBFX and distributable cash flow to analyze our performance. The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net income, the most directly comparable U.S. GAAP financial measure on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$18,364	$20,283	$53,712	$57,849
Interest expense, net	7,280	6,757	21,298	13,174
Amortization of loan fees	416	423	1,261	891
Depreciation and amortization	5,140	1,649	8,922	4,919
EBITDA	31,200	29,112	85,193	76,833
Less: Predecessor EBITDA	(2,349)	—	(2,349)	1,537
Less: Noncontrolling interest EBITDA	2,067	—	2,067	—
EBITDA attributable to PBFX	31,482	29,112	85,475	75,296
Non-cash unit-based compensation expense	963	815	3,673	2,428
Interest expense, net	(7,280)	(6,757)	(21,298)	(13,187)
Maintenance capital expenditures	(92)	(962)	(1,292)	(962)
Distributable cash flow	$25,073	$22,208	$66,558	$63,575
The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, the most directly comparable U.S. GAAP financial measure on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net cash provided by operating activities:	$25,776	$25,401	$68,619	$63,389
Change in current assets and liabilities	(893)	(2,231)	(1,051)	2,698
Interest expense, net	7,280	6,757	21,298	13,174
Non-cash unit-based compensation expense	(963)	(815)	(3,673)	(2,428)
EBITDA	31,200	29,112	85,193	76,833
Less: Predecessor EBITDA	(2,349)	—	(2,349)	1,537
Less: Noncontrolling interest EBITDA	2,067	—	2,067	—
EBITDA attributable to PBFX	31,482	29,112	85,475	75,296
Non-cash unit-based compensation expense	963	815	3,673	2,428
Interest expense, net	(7,280)	(6,757)	(21,298)	(13,187)
Maintenance capital expenditures	(92)	(962)	(1,292)	(962)
Distributable cash flow	$25,073	$22,208	$66,558	$63,575

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Summary. Our net income for the three months ended September 30, 2016 decreased approximately $1.9 million to approximately $18.4 million from approximately $20.3 million for the three months ended September 30, 2015. The decrease in net income was primarily due to the following:

•
an increase in operating and maintenance expenses of approximately $7.9 million, or 158.2%, as a result of increased costs for the East Coast Terminals and the Torrance Valley Pipeline (which includes Predecessor expenses from July 1, 2016 through acquisition) and an increase in outside services and maintenance and material expenses;

•
an increase in general and administrative expenses of approximately $1.4 million, or 47.0%, as a result of acquisition costs related to the Plains Asset Purchase and the TVPC Acquisition of $1.3 million, and allocated pre-acquisition costs associated with the TVPC Acquisition of $0.4 million, partially offset by a decrease in reimbursable expenses associated with the omnibus agreement of approximately $0.3 million;

•
an increase in depreciation and amortization expenses of approximately $3.5 million, or 211.7%, as a result of the additions to property, plant and equipment related to the East Coast Terminals and the Torrance Valley Pipeline; and

•	an increase in interest expense, net of approximately $0.5 million attributable to the interest costs associated with the 2023 Notes and higher borrowings under our Revolving Credit Facility;
partially offset by the following:

•
an increase in revenues of approximately $11.4 million, or 30.6%, attributable to the East Coast Terminals operations, commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016, and increased throughput at the Toledo Truck Terminal, Toledo Propane Loading Facility and Delaware City Products Pipeline.

EBITDA attributable to PBFX for the three months ended September 30, 2016 increased approximately $2.4 million to approximately $31.5 million from approximately $29.1 million for the three months ended September 30, 2015 due to the factors noted above, excluding the impact of depreciation and interest.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Summary. Our net income for the nine months ended September 30, 2016 decreased approximately $4.1 million to approximately $53.7 million from approximately $57.8 million for the nine months ended September 30, 2015. The decrease in net income was primarily due to the following:

•
an increase in operating and maintenance expenses of approximately $8.4 million, or 46.2%, as a result of increased costs associated with the East Coast Terminals and the Torrance Valley Pipeline (which includes Predecessor expenses from July 1, 2016 through acquisition), an increase in maintenance and material expenses related to the Storage segment and an increase in outside services related to certain assets within the Transportation and Terminaling segment;

•
an increase in general and administrative expenses of approximately $4.1 million, or 41.8%, as a result of an increase in acquisition costs related to the Plains Asset Purchase and the TVPC Acquisition of approximately $3.4 million, an increase in expenses associated with our unit-based compensation of approximately $1.3 million, partially offset by a decrease in reimbursable expenses associated with the omnibus agreement of approximately $0.4 and net pre-acquisition allocated costs associated with the Acquisitions from PBF of approximately $0.2 million;

•
an increase in depreciation and amortization expenses of approximately $4.0 million, or 81.4%, as a result of the additions to property, plant and equipment related to the East Coast Terminals and the Torrance Valley Pipeline;

•	an increase in interest expense, net of approximately $8.1 million attributable to the interest costs associated with the 2023 Notes and higher borrowings under our Revolving Credit Facility; and

•	an increase in amortization of loan fees of approximately $0.4 million due to the amortization of capitalized debt issuance costs associated with the 2023 Notes.
partially offset by the following:

•
an increase in revenues of approximately $20.8 million, or 19.9%, attributable to the East Coast Terminals operations, commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016, and the Delaware City Products Pipeline and Truck Rack entered into in May 2015, increased throughput at the Toledo Truck Terminal and higher storage capacity at the Toledo Storage Facility.

EBITDA attributable to PBFX for the nine months ended September 30, 2016 increased approximately $10.2 million to approximately $85.5 million from approximately $75.3 million for the nine months ended September 30, 2015 due to the factors noted above, excluding the impacts of depreciation, interest and amortization of loan fees.

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
Transportation and Terminaling Segment
The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Affiliate	$38,360	$31,764	$102,030	$88,727
Third-Party	4,591	—	7,285	$—
Total revenue	42,951	31,764	109,315	88,727

Costs and expenses:
Operating and maintenance expenses	10,262	3,069	19,809	12,625
Depreciation and amortization	4,545	980	7,092	2,964
Total costs and expenses	14,807	4,049	26,901	15,589
Transportation and Terminaling Segment Operating Income	$28,144	$27,715	$82,414	$73,138

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd)*	154,466	88,044	158,789	110,192
Lease tank capacity (average lease capacity barrels per month)	2,036,599	N/A	2,045,556	N/A
Pipelines
Total throughput (bpd)*	130,063	38,844	128,434	45,401
Lease tank capacity (average lease capacity barrels per month)	1,475,619	N/A	1,475,619	N/A

* Calculated as the sum of the average throughput per day for each Terminal and Pipeline asset for the period presented.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenue. Revenue increased approximately $11.2 million, or 35.2%, to approximately $43.0 million for the three months ended September 30, 2016 compared to approximately $31.8 million for the three months ended September 30, 2015. The increase in revenue was primarily attributable to the effects of the East Coast Terminals operation acquired in connection with the Plains Asset Purchase, commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016 and increased throughput at the Toledo Truck Terminal, Toledo Propane Loading Facility and Delaware City Products Pipeline. Prior to the acquisition of the Torrance Valley Pipeline, those assets were a part of the integrated operations of PBF Energy and the operation of those assets did not generate third-party or inter-entity revenue. Following the closing of the acquisition, revenues were generated from commercial agreements with PBF Energy. Additionally, subsequent to the closing of the Plains Asset Purchase, we have begun to generate third-party revenue related to the East Coast Terminals as well as incremental affiliate revenue.
Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $7.2 million, or 234.4%, to approximately $10.3 million for the three months ended September 30, 2016 compared to approximately $3.1 million for the three months ended September 30, 2015. The increase in operating and maintenance expenses was primarily attributable to the increased operating costs for the East Coast Terminals and the Torrance Valley Pipeline (which includes Predecessor expenses from July 1, 2016 through acquisition) and approximately $1.0 million of higher operating expenses associated with outside services.
Depreciation and Amortization Expenses. Depreciation and amortization expense was approximately $4.5 million for the three months ended September 30, 2016 compared to approximately $1.0 million for the three months ended September 30, 2015. Depreciation and amortization expense for the three months ended September 30, 2016 increased approximately $0.9 million due to depreciation associated with the East Coast Terminals acquired in April 2016 and approximately $2.7 million due to depreciation associated with the Torrance Valley Pipeline acquired in August 2016.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenue. Revenue increased approximately $20.6 million, or 23.2%, to approximately $109.3 million for the nine months ended September 30, 2016 compared to approximately $88.7 million for the nine months ended September 30, 2015. The increase in revenue was primarily attributable to the East Coast Terminals operations, commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016, and the Delaware City Products Pipeline and Truck Rack entered into in May 2015 and increased throughput at the Toledo Truck Terminal and the Toledo Propane Loading Facility. Prior to the acquisition of the Torrance Valley Pipeline and the Delaware City Products Pipeline and Truck Rack, those assets were a part of the integrated operations of PBF Energy and the operation of those assets did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Following the closing of each acquisition, revenues were generated from commercial agreements with PBF Energy. Additionally, subsequent to the closing of the Plains Asset Purchase, we have begun to generate third-party revenue related to the East Coast Terminals as well as incremental affiliate revenue.
Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $7.2 million, or 56.9%, to approximately $19.8 million for the nine months ended September 30, 2016 compared to approximately $12.6 million for the nine months ended September 30, 2015. The increase in operating and maintenance expenses was primarily attributable to the increased operating costs for the East Coast Terminals and the Torrance Valley Pipeline (which includes Predecessor expenses from July 1, 2016 through acquisition) and approximately $1.0 million of higher operating expenses associated with outside services.
Depreciation and Amortization Expenses. Depreciation and amortization expense was approximately $7.1 million for the nine months ended September 30, 2016 compared to approximately $3.0 million for the nine months ended September 30, 2015. Depreciation and amortization expense for the nine months ended September 30, 2016 increased approximately $1.5 million due to depreciation associated with the East Coast Terminals acquired in April 2016 and approximately $2.7 million due to depreciation associated with the Torrance Valley Pipeline acquired in August 2016.

Storage Segment
The following table and discussion is an explanation of our results of operations of the Storage segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Affiliate	$5,482	$5,318	$16,326	$16,069
Third-Party	—	—	—	—
Total revenue	5,482	5,318	16,326	16,069

Costs and expenses:
Operating and maintenance expenses	2,552	1,894	6,746	5,540
Depreciation and amortization	595	669	1,830	1,955
Total costs and expenses	3,147	2,563	8,576	7,495
Storage Segment Operating Income	$2,335	$2,755	$7,750	$8,574

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)	3,654,916	3,545,620	3,628,037	3,570,929

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenue. Revenue increased approximately $0.2 million, or 3.1%, to approximately $5.5 million for the three months ended September 30, 2016 compared to approximately $5.3 million for the three months ended September 30, 2015. The increase in revenue was primarily attributable to higher storage capacity at the Toledo Storage Facility.
Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $0.7 million, or 34.7%, to approximately $2.6 million for the three months ended September 30, 2016 compared to approximately $1.9 million for the three months ended September 30, 2015. The increase in operating and maintenance expenses was primarily attributable to higher maintenance and material expense.
Depreciation and Amortization Expenses. Depreciation and amortization expense was approximately $0.6 million for the three months ended September 30, 2016 compared to approximately $0.7 million for the three months ended September 30, 2015. Depreciation and amortization expense was relatively consistent during the comparable periods.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenue. Revenue increased approximately $0.3 million, or 1.6%, to approximately $16.3 million for the nine months ended September 30, 2016 compared to approximately $16.1 million for the nine months ended September 30, 2015. The increase in revenue was primarily attributable to higher storage capacity at the Toledo Storage Facility.
Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $1.2 million, or 21.8%, to approximately $6.7 million for the nine months ended September 30, 2016 compared to approximately $5.5 million for the nine months ended September 30, 2015. The increase in operating and maintenance expenses was primarily attributable to higher maintenance and material expense of approximately $1.7 million, partially offset by a decrease in outside services, insurance and taxes of approximately $0.5 million at the Toledo Storage Facility.
Depreciation and Amortization Expenses. Depreciation and amortization expense was approximately $1.8 million for the nine months ended September 30, 2016 compared to approximately $2.0 million for the nine months ended September 30, 2015. Depreciation and amortization expense was relatively consistent during the comparable periods.

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
We have paid, and intend to continue to pay, a quarterly distribution of at least $0.30 per unit per quarter, which equates to approximately $12.7 million per quarter, or approximately $50.8 million per year, based on the current number of common units, subordinated units and associated IDRs outstanding. We do not have a legal obligation to pay this distribution. On March 8, 2016, we paid a quarterly cash distribution, based on the results of the fourth quarter of 2015, totaling approximately $14.7 million, or $0.41 per unit, to unitholders of record on February 22, 2016. On May 31, 2016, we paid a quarterly cash distribution, based on the results of the first quarter of 2016, totaling approximately $16.4 million, or $0.42 per unit, to unitholders of record on May 13, 2016. On August 23, 2016, we paid a quarterly cash distribution, based on the results of the second quarter of 2016, totaling approximately $16.9 million, or $0.43 per unit, to unitholders of record on August 9, 2016.
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
The Revolving Credit Facility and Term Loan contain covenants that limit or restrict our ability to make cash distributions. We are required to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period. We are in compliance with our covenants under the Revolving Credit Facility and Term Loan as of September 30, 2016.
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
The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of September 30, 2016, we are in compliance with all covenants under the 2023 Notes.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$68,619	$63,389
Net cash provided by (used in) investing activities	71,250	(485)
Net cash used in financing activities	(114,276)	(58,833)
Net change in cash and cash equivalents	$25,593	$4,071
Net cash provided by operating activities increased approximately $5.2 million to approximately $68.6 million for the nine months ended September 30, 2016 compared to approximately $63.4 million for the nine months ended September 30, 2015. The increase in net cash provided by operating activities was primarily due to a decrease in working capital of approximately $3.7 million driven mostly by the timing of the collection of affiliate accounts receivables as well as an increase of approximately $5.6 million related to non-cash charges for depreciation, amortization of deferred financing costs and unit-based compensation. These increases were partially offset by a decrease in net income of approximately $4.1 million to approximately $53.7 million recognized during the nine months ended September 30, 2016, compared to approximately $57.8 million for the nine months ended September 30, 2015.
Net cash provided by investing activities increased approximately $71.7 million to approximately $71.3 million for the nine months ended September 30, 2016 compared to net cash used in investing activities of approximately $0.5 million for the nine months ended September 30, 2015. The increase in net cash used in investing activities was primarily due to the net sale of approximately $173.6 million of marketable securities during the nine months ended September 30, 2016, offset by the Plains Asset Purchase for approximately $98.4 million and an increase in capital expenditures of approximately $3.5 million.
Net cash used in financing activities increased approximately $55.4 million to approximately $114.3 million for the nine months ended September 30, 2016 compared to approximately $58.8 million for the nine months ended September 30, 2015. The cash outflows for the nine months ended September 30, 2016 were primarily driven by distributions to PBF LLC related to Acquisitions from PBF of $175.0 million, repayment of our Term Loan of approximately $174.5 million and distributions to unitholders of approximately $48.0 million, partly offset by net borrowings of our Revolving Credit Facility of approximately $144.7 million, net proceeds from the issuance of common units as part of the April and August 2016 Offerings of approximately $138.3 million and a contribution from the Partnership's parent of approximately $0.4 million related to the pre-acquisition activities of TVPC. Net cash used in financing activities for the nine months ended September 30, 2015 consisted of net repayments of our Revolving Credit Facility of approximately $250.6 million, distributions to PBF LLC related to the Delaware City Products Pipeline and Truck Rack Acquisition of approximately $112.5 million, distributions to unitholders of approximately $35.8 million, distribution to PBFX's parent of approximately $1.0 million related to the pre-acquisition activity of the Delaware City Products Pipeline and Truck Rack, net repayment of our Term Loan of approximately $0.7 million and deferred financing costs of approximately $8.2 million, partially offset by the proceeds from the issuance of the 2023 Notes of approximately $350.0 million.

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
Capital expenditures for the nine months ended September 30, 2016 were approximately $103.0 million, including the Plains Asset Purchase of approximately $98.4 million. We currently expect to spend between $120.3 to $121.3 million during 2016 for capital expenditures, which includes capital expenditures related to the East Coast Terminals and the Torrance Valley Pipeline. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through the liquidation of marketable securities.
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

Contractual Obligations
With the exception of the debt activity in connection with the Plains Asset Purchase and the TVPC Acquisition and routine fluctuations in the balances of our Revolving Credit Facility and Term Loan, there have been no significant changes in our debt obligations since those reported in our 2015 Form 10-K. See Note 4 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for more information regarding our debt obligations.

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
In connection with the Plains Asset Purchase, the Partnership is responsible for the environmental remediation costs related to the East Coast Terminals for conditions that existed on the closing date up to a maximum of $250 thousand per year for 10 years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during the period. At September 30, 2016, the aggregate undiscounted liability for the expected future remediation costs attributable to the East Coast Terminals is approximately $2.5 million and the Partnership expects to make aggregate payments for this liability of approximately $1.3 million over the next five years.
In connection with PBF Holding's acquisition of the Torrance refinery and related logistics assets, PBF Holding is responsible for all known and unknown environmental liabilities at each site acquired in connection with the acquisition. The total estimated liability of known environmental obligations associated with the Torrance Valley Pipeline was approximately $1.5 million. In accordance with the Contribution Agreement, PBF Holding has indemnified the Partnership for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events, which includes the recorded liability of approximately $1.5 million. At September 30, 2016 the Partnership expects to make the full aggregate payment for this liability within the next five years and receive reimbursements from PBF Holding accordingly.

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
We experience modest volume gains and losses, which we sometimes refer to as imbalances, within our assets as a result of variances in tank storage meter readings and volume fluctuations within the East Coast Terminals. We use a year-to-date weighted average market price to value our assets and liabilities related to product imbalances. For the three and nine months ended September 30, 2016, our imbalances resulted in an immaterial amount. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances, or settle through cash payments.
Debt that we incur under our Revolving Credit Facility and Term Loan bears interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $3.5 million change in our interest expense, assuming we were to borrow all $360.0 million under our Revolving Credit Facility and the outstanding balance of our Term Loan was $59.7 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX’s management, including PBFX’s principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based on that evaluation, PBFX’s principal executive officer and the principal financial officer have concluded that PBFX’s disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On April 29, 2016, PBFX’s wholly-owned subsidiary, PLPT, completed the Plains Asset Purchase, which consisted of the East Coast Terminals. PBFX is in the process of integrating the East Coast Terminals’ operations, including internal controls over financial reporting. There has been no other change in PBFX’s internal controls over financial reporting during the three months ended September 30, 2016 that has materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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
2.1
Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.1
Fourth Amended and Restated Omnibus Agreement dated as of August 31, 2016 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.2
Fourth Amended and Restated Operation and Management Services and Secondment Agreement dated as of August 31, 2016 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC and PBFX Operating Company LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.3
Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.4
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.5
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.6
Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.7
Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

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

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date	November 4, 2016		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.1
Fourth Amended and Restated Omnibus Agreement dated as of August 31, 2016 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.2
Fourth Amended and Restated Operation and Management Services and Secondment Agreement dated as of August 31, 2016 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC and PBFX Operating Company LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.3
Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.4
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.5
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.6
Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.7
Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

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