Form 10-K
period 2016-12-31
PBF Logistics LP
filed 2017-02-24
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2016, the aggregate market value of common units held by non-affiliates of the registrant was approximately $413.0 million based upon the closing price of such units on the New York Stock Exchange on such date. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant had 25,876,472 common units and 15,886,553 subordinated units outstanding at February 22, 2017.
DOCUMENTS INCORPORATED BY REFERENCE: None

PBF LOGISTICS LP

This Annual Report on Form 10-K (including documents incorporated by reference herein) (this “Form 10-K”) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” on page 58.

Unless the context otherwise requires, references in this Form 10-K to “PBF Logistics LP,” “PBFX,” the “Partnership,” “we,” “us” or “our” may refer to PBF Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole.

PART I

ITEM 1. BUSINESS

In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions, and resources. You should read our forward-looking statements together with our disclosures under the heading: “Important Information Regarding Forward-Looking Statements.” When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-K under “Risk Factors” in Item 1A.

Available Information

Our website address is www.pbflogistics.com. Information contained on our website is not part of this Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with (or furnished to) the U.S. Securities and Exchange Commission (“SEC”) by us are available on our website (under “SEC Filings” in the “Financial Information” section) free of charge, soon after we file or furnish such material. Also available on our website (in the “Governance” section), we post our corporate governance guidelines, code of business conduct and ethics, and the charters of the committees of the board of directors of our general partner. These documents are available free of charge in print to any unitholder that makes a written request to the Secretary, PBF Logistics LP, One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

Overview

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy Inc. and its indirect subsidiary, PBF Logistics GP LLC (“PBF GP”), our general partner, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. is the sole managing member of PBF LLC and as of December 31, 2016 owned 96.5% of the total economic interest in PBF LLC. We refer you to “Organizational Structure” below for an illustration of our relationship with PBF Energy Inc. Unless the context otherwise requires, references in this report to “PBF Energy” refer collectively to PBF Energy Inc. and its subsidiaries, other than PBFX and its subsidiaries, and our general partner. On May 14, 2014, PBFX completed its initial public offering of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters’ over-allotment option) (the “Offering”). PBFX filed a registration statement on Form S-1, with respect to the Offering, with the SEC which was declared effective on May 8, 2014. On May 9, 2014, PBFX’s common units began trading on the New York Stock Exchange (the “NYSE”) under the symbol “PBFX.” As of December 31, 2016, PBF LLC held a 44.2% limited partner interest in PBFX, a non-economic general partner interest and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 55.8% limited partner interest held by public unitholders.

The Partnership includes the assets, liabilities and results of operations of certain crude oil and refined product terminaling, pipeline and storage assets, previously operated and owned by subsidiaries of PBF Holding Company LLC (“PBF Holding”), Delaware City Refining Company LLC (“DCR”), Toledo Refining Company LLC (“TRC”) and PBF Holding’s previously held subsidiaries, Delaware Pipeline Company LLC (“DPC”) and Torrance Valley Pipeline Company LLC (“TVPC”), which were acquired in a series of transactions.

Acquisitions in 2016

On April 29, 2016, the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), purchased four refined product terminals located in and around Philadelphia, Pennsylvania (the “East Coast Terminals”) from an affiliate of Plains All American Pipeline, L.P. (the “Plains Asset Purchase”). PBFX accounted for the Plains Asset Purchase as a business combination under accounting principles generally accepted in the United States of America (“U.S. GAAP”) whereby the Partnership recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition.

On August 31, 2016, the Partnership, through its wholly-owned subsidiary, PBFX Operating Company LLC (“PBFX Op Co”), acquired from PBF LLC a 50% equity interest in TVPC, which owns the 189-mile San Joaquin Valley Pipeline system with capacity of approximately 110,000 barrels per day (“bpd”) (the “Torrance Valley Pipeline”), which supports PBF Holding’s Torrance Refinery (the “TVPC Acquisition”). The Torrance Valley Pipeline consists of the M55, M1 and M70 pipeline systems, including 11 pipeline stations with storage capacity and truck unloading capability at two of the stations. The transactions entered into with PBF LLC after the Offering, including those consummated prior to 2016, are collectively referred to as the “Acquisitions from PBF.” The Acquisitions from PBF were transfers between entities under common control. Accordingly, the financial information of the Predecessor (as defined below) and the Partnership contained herein have been retrospectively adjusted to include the historical results of the Acquisitions from PBF for all periods presented prior to the effective date of each transaction.

Equity Offerings in 2016

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

On August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, with an underwriter’s option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for a total of 4,375,000 shares and total net proceeds of approximately $86.8 million, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 Offering”). A portion of the proceeds from the August 2016 Offering were used to fund the TVPC Acquisition.

Principles of Combination and Consolidation and Basis of Presentation

The financial statements presented in this Form 10-K include the consolidated financial results of the PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), for periods presented through May 13, 2014, and the consolidated financial results of PBFX for the period beginning May 14, 2014, the date of the Offering. The balance sheet as of December 31, 2016 and 2015 presents solely the consolidated financial position of PBFX. We recorded the Acquisitions from PBF at PBF Energy’s historical book value, as the Acquisitions from PBF were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of our Predecessor and PBFX contained herein to include the historical results of the DCR West Rack, Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack (all as defined below) and the Torrance Valley Pipeline prior to the effective date of each transaction.

Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support, with the exception of the Delaware City Products Pipeline. In connection with the closing of the Offering and each of the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil and refined products from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey and Torrance, California.

Since we do not own any of the crude oil or refined products that we handle nor engage in the trading of crude oil or refined products, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long-term through their effects on our customer’s operations. Substantially all of our revenue is derived from PBF Energy under various long-term, fee-based commercial agreements that generally include minimum volume commitments (“MVCs”).

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

Recent Developments

Contribution Agreement

On February 15, 2017, we entered into a contribution agreement with PBF LLC pursuant to which PBF LLC has agreed to contribute to us all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). The transaction is expected to close on February 28, 2017. PNGPC owns and operates an existing interstate natural gas pipeline that originates in Delaware County, Pennsylvania, and terminates at the delivery point to PBF Holdings Paulsboro Refinery. PNGPC has Federal Energy Regulatory Commission (“FERC”) approval for, and is in the process of constructing, a new 24” pipeline (the “New Pipeline”) to replace the existing pipeline, which will be abandoned. In consideration for the PNGPC limited liability company interests, at closing, we will deliver (i) an intercompany promissory note in an amount to be determined based on the amounts expended through the closing date with respect to the New Pipeline and the abandonment of the existing line, (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the New Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.

Storage Services Agreement

On February 15, 2017, our wholly-owned subsidiary, PBFX Op Co and PBF Holding entered into a ten-year storage services agreement (the “Chalmette Storage Agreement”) under which we, through PBFX Op Co, will provide storage services to PBF Holding commencing upon the earlier of November 1, 2017 and the completion of construction of a new tank with a shell capacity of 625,000 barrels at PBF Holding’s Chalmette Refinery. PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”) have entered into a twenty-year lease for the premises upon which the tank will be located and a project management agreement pursuant to which Chalmette Refining will manage the construction of the tank. The Chalmette Storage Agreement can be extended by PBF Holding for two additional five-year periods. Under the Chalmette Storage Agreement, we will provide PBF Holding with storage services for a monthly fee of $0.60 per barrel of shell capacity.

Organizational Structure

The following simplified diagram depicts our organizational and ownership structure as of December 31, 2016:

Management
Public stockholders
3.5% voting interest
96.5% voting and economic interest
3.5% economic non-voting interest in PBF LLC
PBF Energy Inc. ("PBF Energy") NYSE: PBF
100% management power in PBF LLC (Sole Managing Member) 96.5% economic interest in PBF LLC
PBF Energy Company LLC ("PBF LLC") Common Units Subordinated Units Incentive Distribution Rights
PBF Logistics GP LLC (our general partner)
PBF Holding Company LLC ("PBF Holding")
Refining and Other Operating Subsidiaries
Non-economic general partner interest
44.2% limited partner interest
Public Unitholders Common Units
55.8% limited partner interest
PBF Logistics LP (the "Partnership" or "PBFX") NYSE: PBFX
PBFX Revolving Credit Facility
PBFX Term Loan
PBFX Senior Notes due 2023
PBF Logistics Finance Corporation - Co-Issuer of PBFX Senior Notes due 2023
Operating Subsidiaries - Guarantors of PBFX Revolving Credit Facility and PBFX Senior Notes due 2023

Assets and Operations

We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, our business consists of two operating segments: (i) our transportation and terminaling segment and (ii) our storage segment. Additional segment and financial information is contained in our segment results included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 11 “Segment Information” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K.

Our assets consist of the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack and the Torrance Valley Pipeline (each as previously defined or as defined below and collectively referred to as the “Contributed Assets”), which are integral components of the crude oil and refined products delivery and storage operations at PBF Energy’s refineries, as well as the East Coast Terminals.

The following table details the available bpd or barrels per asset:

Transportation and Terminaling	Capacity	Products Handled
DCR Rail Terminal	130,000 bpd unloading capacity	Crude
Toledo Truck Terminal	22,500 bpd unloading capacity	Crude
DCR West Rack	40,000 bpd throughput capacity	Crude
Toledo Storage Facility - loading facility	11,000 bpd throughput capacity	Propane
Delaware City Products Pipeline	125,000 bpd pipeline capacity	Petroleum products
Delaware City Truck Rack	76,000 bpd throughput capacity	Gasoline, distillates and LPGs
East Coast Terminals	approximately 4.2 million barrel aggregate shell capacity	Refined products
Torrance Valley Pipeline	110,000 bpd pipeline capacity	Crude

Storage	Capacity	Products Handled
Toledo Storage Facility	approximately 3.9 million barrel aggregate shell capacity (a)	Crude, refined products and intermediates
____________________

(a)
Of the approximately 3.9 million barrel aggregate shell capacity, approximately 1.3 million barrels are dedicated to crude and approximately 2.6 million barrels are allocated to refined products and intermediates.

Transportation and Terminaling Segment

•
Our Delaware City Rail Unloading Terminal (“DCR Rail Terminal”) is a light crude oil rail unloading terminal and serves PBF Energy’s Delaware City and Paulsboro refineries. The DCR Rail Terminal has a double-loop track, which can hold up to two 100-car unit trains and is capable of unloading a single unit train in approximately 14 hours. The facility is connected to the Delaware City Refinery’s crude tank farm by DCR’s pipeline.

•
Our Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which serves PBF Energy’s Toledo Refinery, is comprised of six lease automatic custody transfer (“LACT”) units, and has capabilities to provide feedstock sourcing flexibility for the refinery.

•
Our Delaware City West Heavy Unloading Rack (the “DCR West Rack”) is a heavy crude oil unloading facility and serves PBF Energy’s Delaware City Refinery. The DCR West Rack consists of 25 heated unloading stations, is capable of handling 50 cars simultaneously located between two tracks and is equipped with steam and nitrogen to facilitate the unloading of heavy crude oil sourced from Canada. The facility can also unload light crude oil. Additionally, there are six other ladder tracks available, which provide the DCR West Rack with enough capacity to hold two 100 car unit trains. The facility is connected via DCR’s pipeline to the crude tank farm at the Delaware City Refinery.

•
The terminaling facility at our tank farm and related facilities located at PBF Holding’s Toledo Refinery, including a propane storage and loading facility (the “Toledo Storage Facility”), consists of 27 propane storage bullets and a truck loading facility.

•
Our 23.4-mile, 16-inch interstate petroleum products pipeline (the “Delaware City Products Pipeline”) and our 15-lane truck loading rack (the “Delaware City Truck Rack”) utilized to distribute gasoline, distillates and liquefied petroleum gases (“LPGs”), serve PBF Energy’s Delaware City Refinery and are collectively referred to as “Delaware City Products Pipeline and Truck Rack.”

•
Our East Coast Terminals include 57 product tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, 26 truck loading lanes and marine facilities capable of handling barges and ships.

•
Our Torrance Valley Pipeline serves PBF Energy’s Torrance Refinery and consists of the M55, M1 and M70 pipeline systems, including 11 pipeline stations with storage capacity and truck unloading capability at two of the stations.

Storage Segment

•	The storage facility at our Toledo Storage Facility consists of 30 tanks for storing crude oil, refined products and intermediates.

Please see “Agreements with PBF Energy—Commercial Agreements” below for a discussion of our agreements with PBF Energy relating to our transportation and terminaling and storage operations.

Agreements with PBF Energy

Contribution Agreements

The contribution agreements (as defined in the table below and collectively referred to as the “Contribution Agreements”) entered into with PBF Holding include:

Contribution Agreement	Contribution Date	Assets Contributed	Total Consideration
Contribution Agreement I	5/8/2014	IPO Assets (a)	74,053 common units and 15,886,553 subordinated units (b)
Contribution Agreement II	9/30/2014	DCR West Rack	$135.0 million in cash and $15.0 million, or 589,536, in common units
Contribution Agreement III	12/11/2014	Toledo Storage Facility	$135.0 million in cash and $15.0 million, or 620,935, in common units
Contribution Agreement IV	5/5/2015	Delaware City Products Pipeline and Truck Rack	$112.5 million in cash and $30.5 million, or 1,288,420, in common units
Contribution Agreement V	8/31/2016	Torrance Valley Pipeline	$175.0 million in cash
____________________

(a)	The DCR Rail Terminal and the Toledo Truck Terminal, together, are referred to as the “IPO Assets.”

(b)
In exchange for contributing all of the interests in the IPO Assets, PBF Holding received all of our IDRs (which were subsequently distributed to PBF LLC), as well as the right to receive a distribution of $30.0 million from us as reimbursement for certain preformation capital expenditures attributable to the DCR Rail Terminal and Toledo Truck Terminal, and the right to receive a distribution of $298.7 million; and in connection with the foregoing, we redeemed PBF Holding’s initial partner interests in us for $1,000.

Commercial Agreements

We currently derive the majority of our revenue from long-term, fee-based agreements with PBF Holding relating to the Contributed Assets, supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. We believe the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements (as defined in the table below) with PBF Holding relating to the Contributed Assets include:

Service Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility (b)	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	-	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline (c)	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs (c)	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (d)
Torrance Valley Pipeline Transportation Services Agreement- Emido Storage Tank	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility (b)	12/12/2014	10 years	2 x 5	3,849,271 barrels (d)	PBFX or PBF Holding can declare
____________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms.

(b)
The Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility and the Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility are referred to herein collectively as the “Toledo Storage Facility Storage and Terminaling Services Agreement.”

(c)
The Delaware City Truck Loading Services Agreement- Gasoline and the Delaware City Truck Loading Services Agreement- LPGs are referred to herein collectively as the “Delaware City Truck Loading Services Agreement.”

(d)	Reflects the overall capacity of the storage facility. The storage MVC is subject to effective operating capacity of each tank which can be impacted by routine tank maintenance and other factors.

In addition, PBF Holding has commercial agreements in place with respect to the East Coast Terminals having terms ranging from approximately three months to five years and includes:

•	tank lease agreements, under which we provide tank lease services to PBF Holding at the East Coast Terminals, with MVCs of total aggregate shell capacity; and

•
terminaling service agreements, under which we provide terminaling and other services to PBF Holding at the East Coast Terminals. The terminaling service agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals' Paulsboro, New Jersey location and PBF Holding with a 15,000 bpd MVC.

Omnibus Agreement

We entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding at the closing of the Offering for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions, as well as i) PBF LLC’s agreement not to compete with us under certain circumstances, subject to certain exceptions, ii) our right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and iii) a license to use the PBF Logistics trademark and name.

On August 31, 2016, we entered into the Fourth Amended and Restated Omnibus Agreement (as amended, the “Omnibus Agreement”) in connection with the TVPC Acquisition resulting in an increase to the annual administrative fee to approximately $4.0 million.

Services Agreement

In connection with the Offering, we entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provides PBFX with the personnel necessary for us to perform its obligations under its commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air.

On August 31, 2016, we entered into the Fourth Amended and Restated Services Agreement (as amended, the “Services Agreement”) in connection with the TVPC Acquisition resulting in an increase to the annual fee to approximately $6.4 million.

The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service on 30 days’ notice.

Properties

Our principal properties are described above in “Assets and Operations” under the captions “Transportation and Terminaling Segment” and “Storage Segment.” We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. Our corporate office is located in the same office as PBF Energy. PBF Energy leases approximately 58,000 square feet for its principal corporate offices in Parsippany, New Jersey. The lease for PBF Energy’s principal corporate offices expires in 2019. Functions performed in the Parsippany office include overall corporate management, refinery and HSE management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.

Under the Contribution Agreements, PBF Energy, through certain of its subsidiaries, indemnifies us for certain environmental liabilities associated with the ownership and operation of the Contributed Assets and arising at or before the closing of the Offering and the Acquisitions from PBF. See “Environmental Regulations, Environmental Liabilities” below for a more detailed discussion of PBF Energy’s indemnification obligations.

Competition

As a result of our contractual relationship with PBF Energy under our commercial agreements and our direct connection to four of its refineries, we believe that our crude oil, refined product and intermediate unloading terminals, pipelines and storage facility will not face significant competition from other crude oil, refined product and intermediate unloading terminals, pipelines and storage facilities for PBF Energy’s crude oil, refined product and intermediate transportation and storage requirements to those refineries we support with respect to the services provided under our commercial agreements.

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

The East Coast Terminals compete with other terminal facilities, in terms of fees, and other qualitative factors, including those affiliated with integrated petroleum companies. Competition related to the East Coast Terminals is affected significantly by the volume of products produced, transported and available in the geographic area and the cost to transport products from distant locations.

Safety and Maintenance

We perform preventive and normal maintenance on all of our facilities and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets as required by regulation.

Our terminal, pipeline and storage facilities have response plans, spill prevention and control plans, and other programs designed to respond to emergencies. Our East Coast Terminals and Toledo Truck Terminal are protected with fire systems that are actuated either by sensors or an emergency switch. We continually strive to maintain compliance with applicable air, solid waste, and wastewater regulations.

Our pipelines are subject to strict safety laws and regulations for the transportation of crude oil and petroleum products. Transportation involves a risk that hazardous liquids may be released into the environment, which could cause harm to the public or the environment. The United States Department of Transportation (the “DOT”) has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of pipeline assets, which affect our pipelines. These regulations contain requirements for pipeline integrity management programs, which include the inspection, testing and maintenance or repairs of the pipelines. The DOT regulations also require pipeline operation and maintenance personnel to meet certain qualifications and that pipeline operators develop comprehensive spill response plans. We are in compliance with all of the DOT’s Pipeline and Hazardous Materials Safety Administration regulations on pipeline safety.

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

Terminal and Pipeline Control Operations

Our East Coast Terminals, Toledo Truck Terminal, Delaware City Truck Terminal and the propane loading facility at our Toledo Storage Facility are generally automated, but continuously supervised by PBF Energy or PBFX employees. Our Delaware City Products Pipeline and Torrance Valley Pipeline are operated by a third-party with oversight by PBF Energy employees. At the terminals, our customers’ truck drivers are provided with security badges or credentials to access and use these facilities. In addition, individual trucks are required to be registered in PBF Energy’s system to ensure that required regulatory inspections are maintained by either PBF Energy’s customers or their common carriers.

Environmental Regulation

Endangered Species Act

The Endangered Species Act restricts certain activities that may affect endangered species or their environments. While some of our facilities are in areas that may be designated as habitats for endangered species, we believe that we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species or habitats could cause us to incur additional costs or become subject to operating limitations or bans in the affected area.

Environmental Liabilities

Contamination resulting from spills of crude oil or petroleum products are not unusual within the petroleum terminaling or transportation industries. Historic spills at truck and rail racks, and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater.

Pursuant to the Contribution Agreements entered into in connection with the Offering and the Acquisitions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor’s properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of the Offering and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for (i) certain events and conditions associated with the ownership or operation of our assets that occur, as applicable, after the closing of the each Acquisition from PBF (including the Offering), and (ii) environmental liabilities related to our assets if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of PBF Energy or its employees, including those seconded to us. As a result, we may incur environmental expenses in the future, which may be substantial.

In connection with the Plains Asset Purchase, the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250,000 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period.

As of December 31, 2016, we have recorded a total liability related to environmental remediation costs of $3.6 million related to the Plains Asset Purchase and the TVPC Acquisition. Refer to Note 9 “Commitments and Contingencies” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K for additional information.

Seasonality

The crude oil and refined products throughput and stored at our facilities are affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenues will be substantially mitigated due to our commercial agreements with PBF Energy that include MVCs that are constant each calendar quarter. Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year.

Employees

Our wholly-owned subsidiary, PLPT, employs 29 employees that are located at the East Coast Terminals, of which nine are covered by a collective bargaining agreement. We consider our relations with the represented employees to be satisfactory. The employees are covered by a collective bargaining agreement through the United Steel Workers (“USW”). The agreements with the USW covering the East Coast Terminals are scheduled to expire in May 2021.

All of our executive management personnel are currently employees of PBF Energy or subsidiaries of PBF Energy and devote a portion of their time to our business and affairs that is required to manage and conduct our operations. The other personnel that conduct our operations are employees of PBF Holding or its subsidiaries.

Pursuant to the Omnibus Agreement, we pay an annual fee to PBF Energy of $4.0 million for the provision of various centralized administrative services and reimburse PBF Energy for direct or allocated costs and expenses incurred by PBF Energy on our behalf. Pursuant to the Services Agreement, we use employees of PBF Energy to operate certain of our assets and PBF Energy is reimbursed for such employees through an annual fee of $6.4 million, which also includes provisions of certain utilities and other infrastructure-related services. Please read “Agreements with PBF Energy.”

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

Risks Related to Our Business

PBF Energy accounts for the substantial majority of our revenues. Therefore, we are subject to its business risks. If PBF Energy changes its business strategy, fails to satisfy its obligations under our commercial agreements for any reason or significantly reduces the volumes throughput at our facilities, our revenues could decline, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

PBF Energy is our largest customer in our transportation and terminaling segment and our only customer in our storage segment. PBF Energy accounted for substantially all of our revenue for the year ended December 31, 2016. We expect it will continue to provide a substantial majority of our revenues for the foreseeable future, and as a result, we are subject to the risk of nonpayment or nonperformance under our commercial agreements. If PBF Energy were to significantly decrease its use of our logistics assets, because of business or operational difficulties or strategic decisions by management, it is unlikely that we would be able to utilize any additional capacity as a result of this decreased use to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects PBF Energy’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are subject to the operational and business risks of PBF Energy, including:

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

•	PBF Energy’s expectations and timing with respect to its acquisition activity, capital improvement and turnaround projects;

•	disruptions due to equipment interruption or failure at PBF Energy’s facilities, or at third-party facilities on which PBF Energy’s business is dependent;

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

•
the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail and the lifting of the U.S. crude oil export ban;

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

In order to pay the minimum quarterly distribution of $0.30 per unit, or $1.20 per unit on an annualized basis, we will require available cash of approximately $12.7 million per quarter, or $50.8 million per year, based on the number of common units, subordinated units and associated IDRs outstanding at December 31, 2016. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of crude oil throughput;

•	our entitlement to payments associated with MVCs;

•	the fees we charge for the volumes throughput;

•	the level of our operating, maintenance and general and administrative costs;

•	prevailing economic conditions; and

•	continued operation of our facilities.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level and timing of capital expenditures we make;

•
the amount of our operating expenses and general and administrative expenses, including reimbursements to our general partner and its affiliates, including PBF Energy, in respect of those expenses and payment of the administrative fees under the Omnibus Agreement and Services Agreement for services provided to us by our general partner and its affiliates, including PBF Energy;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•
restrictions contained in our 6.875% Senior Notes due 2023 (“2023 Notes”), our five year $360.0 million revolving credit facility (“Revolving Credit Facility”) and our $300.0 million term loan facility (the “Term Loan”) and other debt service requirements;

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

Each of our commercial agreements with PBF Energy and the Services Agreement contains provisions that allow our counterparty to such agreement to suspend, reduce or terminate its obligations under such agreement in certain circumstances, including events of force majeure, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Each of our commercial agreements with PBF Energy and the Services Agreement provides that our counterparty to such agreement may suspend, reduce or terminate its obligations to us, including the requirement to pay the fees associated with the applicable MVCs, if certain events occur, including (i) a material breach of the agreement by us, (ii) PBF Energy deciding to permanently or indefinitely suspend crude oil refining operations at its Delaware City Refinery, in the case of the Delaware City Rail Terminaling Services Agreement, the Delaware West Ladder Rack Terminaling Services Agreement, the Delaware Pipeline Services Agreement and the Delaware City Truck Loading Services Agreement, or its Toledo Refinery, in the case of the Toledo Truck Unloading & Terminaling Services Agreement and the Toledo Storage Facility Storage and Terminaling Services Agreement (after the second anniversary of the closing of the Offering), or its Torrance Refinery, in the case of TVPC or (iii) the occurrence of certain force majeure events that would prevent us or PBF Energy from performing our or its obligations under the applicable agreement (in the case of PBF Energy, or with respect to the Services Agreement, us). In such circumstances, PBF Energy has the discretion to decide to suspend, reduce or terminate its obligations notwithstanding the fact that its decision may significantly and adversely affect us. For instance, under each of our commercial agreements with PBF Energy, if, at any time after the second anniversary of the closing of the Offering, PBF Energy decides to permanently or indefinitely suspend refining operations at the refinery served under the applicable agreement for a period that will continue for at least twelve consecutive months, then it may terminate the agreement on no less than twelve months’ prior written notice to us. Furthermore, under such agreements, PBF Energy has the right, commencing two years after the Offering, to suspend or reduce its obligations at the refinery served under the applicable agreement for the duration of a force majeure event affecting its assets with respect to any affected services, and may terminate the agreements with respect to such services if the force majeure event lasts in excess of twelve months. In addition, if the force majeure event occurs on our assets at any time, PBF Energy has the right to suspend or reduce its obligations for the duration of the force majeure event with respect to any affected services. As defined in our commercial agreements with PBF Energy, force majeure events include any acts or occurrences that prevent services from being performed either by us or PBF Energy under the applicable agreement, such as:

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

Accordingly, under our commercial agreements with PBF Energy there exists a broad range of events that could result in our no longer being able to utilize our facilities and PBF Energy no longer having an obligation to meet its MVCs or pay the full amount of fees or other amounts otherwise owing under these agreements. Furthermore, a single event relating to one of PBF Energy’s refineries could have such an impact on a number of our commercial agreements with PBF Energy. Any reduction, suspension or termination of any of our commercial agreements would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

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

A material decrease in the refining margins at PBF Energy’s refineries could materially reduce the volumes of crude oil that are throughput, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

The volumes of crude oil that are throughput depend substantially on PBF Energy’s refining margins and the differentials for crude oils that are throughput at our facilities. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products. These prices are affected by numerous factors beyond our or PBF Energy’s control, including the global supply and demand for crude oil and gasoline and other refined products. Global economic weakness and high unemployment in the United States and/or globally could depress demand for refined products. The impact of low demand may be further compounded by excess global refining capacity and high inventory levels. Several refineries in North America and Europe have been temporarily or permanently shut down in response to falling demand and excess refining capacity in the recent past.

In addition to such market conditions, there are long-term factors that may impact the supply and demand of refined products in the United States, including:

•	changes in capacity and utilization rates of refineries worldwide;

•	increased fuel efficiency standards for vehicles, including greater acceptance of electric and alternative fuel vehicles;

•	development and marketing of alternative and competing fuels, such as ethanol and biodiesel;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to renewable fuel content requirements;

•	potential and enacted climate change legislation;

•	the Environmental Protection Agency (the “EPA”) regulation of greenhouse gas emissions under the Clean Air Act (the “CAA”);

•	the impact from the repeal of the U.S. crude oil export ban; and

•	other U.S. or state government regulations and policies.

A significant portion of PBF Energy’s profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been less expensive than benchmark crude oils, such as the heavy, sour crude oils processed at the Delaware City, Paulsboro, Chalmette and Torrance refineries and the WTI based crude oils processed at the Toledo Refinery. These crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on PBF Energy’s earnings. PBF Energy’s rail investment and strategy to acquire cost advantaged Midcontinent and Canadian crude oil, which are generally priced based on WTI, could be adversely affected by changes in crude oil markets, including if the WTI/Dated Brent differential narrows. A narrowing of the WTI/Dated Brent differential may result in PBF Energy’s Toledo Refinery losing a portion of its crude oil price advantage over certain of its competitors, which could negatively impact our profitability. In addition, the narrowing of the WTI/WCS differential, which is a proxy for the difference between light U.S. and heavy Canadian crude oil, may reduce PBF Energy’s refining margins and adversely affect its profitability and earnings. Divergent views have been expressed as to the expected magnitude of changes to these crude oil differentials in future periods, including some analysts that currently expect the recent convergence of these crude oil differentials to persist in upcoming periods. Any further narrowing of these differentials could have a material adverse effect on PBF Energy’s and our business and profitability.

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

A material decrease in the supply of attractively priced crude oil could materially reduce the volumes of crude oil that are throughput, which could materially adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

The volumes of crude oil that may be throughput in excess of PBF Energy’s MVCs will depend on the volumes of crude oil purchased by PBF Energy and transported by pipeline, rail or truck. This volume of crude oil purchased depends, in part, on the availability of attractively priced crude oil that can be transported to PBF Energy’s refineries by pipelines, rail or truck.

In order to maintain or increase production levels at PBF Energy’s refineries, PBF Energy must continually contract for new crude oil supplies or consider connecting to alternative sources of crude oil. Adverse developments in major oil producing regions around the world could have a significantly greater impact on our financial condition, results of operations and cash flows because of our lack of industry and geographic diversity and substantial reliance on PBF Energy as a customer. Accordingly, in addition to risks related to accessing and transporting crude oil, we are disproportionately exposed to risks inherent in the broader oil and gas industry, including:

•	the volatility and uncertainty of regional pricing differentials for crude oil and refined products;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”), and certain other oil exporting countries, to agree to and maintain production controls;

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of crude oil and refined products in markets served by PBF Energy’s refineries.

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

Any cyber-attacks, political instability, military strikes, sustained military campaigns, terrorist activity, or changes in foreign policy may negatively affect our and PBF Energy’s operations, financial condition, results of operations, cash flows, and our ability to make distributions to our unitholders.

We and PBF Energy are dependent on technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our respective businesses. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks, and other events. To the extent that these information systems are under our control, we and PBF Energy have implemented measures such as virus protection software and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities.

Any political instability, military strikes, sustained military campaigns, terrorist activity, or changes in foreign policy in areas or regions of the world where we operate or where PBF Energy acquires crude oil and other raw materials or sells its refined petroleum products may affect our business in unpredictable ways, including forcing us to increase security measures and causing disruptions of supplies and distribution markets. We may also be subject to United States trade and economic sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to PBF Energy’s crude oil acquisition activities. Further, like other industrial companies, our facilities or PBF Energy’s facilities may be the target of terrorist activity. Any act of war or terrorism that results in damage to any of our logistics assets or PBF Energy’s refineries or third-party facilities upon which we or PBF Energy are dependent for our business operations could have a material adverse effect on our business, results of operations and financial condition.

We are substantially dependent on PBF Energy’s refineries, particularly its Delaware City, Toledo and Torrance refineries.

Historically, all of our revenues have been derived from PBF Energy. In addition, despite the consummation of the Plains Asset Purchase, we expect the substantial majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries, particularly its Delaware City, Toledo and Torrance refineries. PBF Energy’s refineries have similar throughput capacity; however, favorable market conditions due to, among other things, geographic location, crude oil and refined product slates and customer demand may cause an individual refinery to contribute more significantly to its earnings than others for a period of time. As a result, if there was a significant disruption to operations at such a refinery, PBF Energy’s earnings could be materially adversely affected (to the extent not recoverable through insurance) disproportionately to such refinery’s portion of its consolidated throughput. Any prolonged disruption to the operations of such a refinery, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons or decrease in demand for refined products from PBF Energy’s refineries, could have a material adverse effect on PBF Energy’s business, financial condition or results of operations. If this occurs, our revenue would likely decline, and we may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution.

Our substantial dependence on PBF Energy’s Delaware City, Toledo and Torrance refineries as well as the lack of diversification of our assets and geographic locations could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

We currently rely substantially on the revenues derived from operations supporting PBF Energy’s Delaware City, Toledo and Torrance refineries. Any event that renders any of these refineries temporarily or permanently unavailable or that temporarily or permanently reduces rates at these refineries could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

We significantly rely on revenues generated from our transportation, terminaling and storage operations that are located in Toledo, Ohio, Torrance, California and Delaware City, Delaware. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of one or more commercial agreements in the impacted geographic area. In addition, during a refinery turnaround, we expect that PBF Energy may only satisfy its MVCs with respect to our assets that serve such refinery.

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

In addition, with respect to our facilities collocated at a PBF Energy refinery, our ability to obtain third-party customers will be partially dependent on our ability to make connections to third-party facilities and pipelines. If we do not or are unable to make connections to third-party facilities and pipelines, the throughput at our facilities may be limited to the demand from PBF Energy’s refineries. Furthermore, to the extent that we have capacity at our products terminals available for third-party volumes, competition from other products terminals owned by our competitors may limit our ability to utilize this available capacity.

We can provide no assurance that we will be able to attract material third-party revenues to our existing or future products terminals. Our efforts to establish our reputation and attract new unaffiliated customers may be adversely affected by our relationship with PBF Energy and our desire to provide services pursuant to fee-based contracts. Our existing and potential third-party customers may prefer to obtain services under contracts through which we could be required to assume direct commodity exposure.

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

PBF Energy has a significant amount of debt. As of December 31, 2016, PBF Energy had total debt of $2,180.7 million, excluding debt issuance costs, all of which is secured. In addition to its outstanding debt, as of December 31, 2016, PBF Energy could have incurred an additional approximately $701.8 million of senior secured indebtedness under its existing debt agreements. PBF Energy’s significant level of debt could increase its and our vulnerability to general adverse economic and industry conditions and require PBF Energy to dedicate a substantial portion of its cash flow from operations to service its debt and lease obligations, thereby reducing the availability of its cash flow to fund its growth strategy, including capital expenditures, acquisitions and other business opportunities. Furthermore, a higher level of indebtedness at PBF Energy increases the risk that it may default on its obligations, including under its commercial agreements with us. The covenants contained in the agreements governing PBF Energy’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, PBF Energy’s indebtedness requires that any transactions PBF Energy enters into with us must be on terms no less favorable to PBF Energy than those that could have been obtained with an unrelated person.

PBF Energy’s senior secured debt is rated BBB- by Standard & Poor’s Rating Services. Our credit rating may be adversely affected by the leverage or any change in the credit rating of PBF Energy, or its subsidiaries, or of the debt held by such entities, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. may consider the leverage and credit profile of PBF Energy and its affiliates because of their ownership interest in and control of us and because PBF Energy currently accounts for a substantial majority of our revenues. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make cash distributions to our unitholders.

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

PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, prorated in accordance with their respective percentage interests, subject to the terms and conditions of its limited liability company agreement. These amounts could be material to PBF LLC. PBF Energy is also party to a tax receivable agreement that provides for the payment from time to time by PBF Energy to the current and former members of PBF LLC other than PBF Energy of 85% of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) the increases in tax basis resulting from its acquisitions of PBF LLC Series A Units, and (ii) certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The payments that PBF Energy may make under the tax receivable agreement will be substantial and there may be a material negative effect on PBF Energy’s liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the tax receivable agreement exceed the actual benefits it realizes in respect of the tax attributes subject to the tax receivable agreement, and/or (ii) distributions to PBF Energy by PBF LLC are not sufficient to permit PBF Energy, after it has paid its taxes and other obligations, to make payments under the tax receivable agreement. In addition, in certain cases, payments owed by PBF Energy under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits it realizes. PBF Energy’s payment obligations under the tax receivable agreement are PBF Energy’s obligation and not our obligation or any of the other subsidiaries of PBF Energy. However, PBF Energy may not be able to finance its obligations under the tax receivable agreement and its existing indebtedness may limit its subsidiaries’ ability to make distributions to it to pay these obligations. These provisions could materially adversely affect PBF Energy and its ability to meet its obligations to us.

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

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, PBF Energy’s refining operations, on which our operations are substantially dependent and over which we have no control, are subject to similar operational hazards and risks inherent in refining crude oil. A significant accident at our facilities or at PBF Energy’s facilities could result in serious injury or death to employees of PBF Energy or its affiliates or contractors, could expose us to significant liability for personal injury claims and reputational risk and could affect PBF Energy’s ability and/or requirement to satisfy the MVCs under our commercial agreements.

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

The Omnibus Agreement provides us with a right of first offer for a period of 10 years after the closing of the Offering on certain of PBF Energy’s existing logistics assets and certain assets that it may acquire or construct in the future, subject to certain exceptions. The consummation and timing of any future acquisitions pursuant to this right will depend upon, among other things, PBF Energy’s willingness to offer subject assets for sale and obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and PBF Energy is under no obligation to accept any offer that we may choose to make. In addition, certain of the right of first offer assets may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, the Omnibus Agreement and our right of first offer may be terminated by PBF Energy at any time in the event that PBF LLC or its affiliates no longer controls our general partner. Please read “Item 1. Business—Agreements with PBF Energy—Omnibus Agreement.”

Our purchase option under certain circumstances to acquire and our right to use certain of PBF Energy’s existing assets is subject to risks and uncertainty, and ultimately we may not acquire or have a right to use any of those assets.

Our commercial agreements provide us with options to purchase and use certain assets at PBF Energy’s Delaware City, Toledo and Torrance refineries related to our business in the event PBF Energy shuts down either the Delaware City Refinery in the case of the Delaware City Rail Terminaling Services Agreement, the Delaware West Ladder Rack Terminaling Services Agreement, the Delaware Pipeline Services Agreement and Delaware

City Truck Loading Services Agreement, the Toledo Refinery, in the case of the Toledo Truck Unloading & Terminaling Services Agreement and the Toledo Storage Facility Storage and Terminaling Services Agreement, or the Torrance Refinery, in the case of the Torrance Valley Pipeline Transportation Agreement. In the event PBF Energy shuts down any of the refineries and our option becomes exercisable, the consummation and timing of any future acquisitions pursuant to our purchase option will depend upon, among other things, our ability to obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to this purchase option. In addition, certain of the assets covered by this purchase option and our right of use may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise this purchase option if PBF Energy permanently shuts down the Delaware City Refinery, the Toledo Refinery, or the Torrance Refinery, or to exercise our right of use if and when we have capacity in excess of PBF Energy’s throughput volumes, as applicable, and our decision to exercise any purchase options or right of use will not be subject to unitholder approval. Please read “Item 1. Business—Agreements with PBF Energy—Commercial Agreements.”

If we are unable to make acquisitions on economically acceptable terms from PBF Energy or third parties, our future growth would be limited, and any acquisitions we undertake may reduce, rather than increase, our cash flows and ability to make distributions to unitholders.

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

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

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

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets. We have no material commitments for expansion or construction projects as of December 31, 2016. The construction of a pipeline or terminal or the expansion of our existing terminals involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these types of projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. Even if we receive such commitments, we may not realize an increase in revenue for an extended period of time. For instance, if we build a pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in production in a region or gain access to crude oil supplies at lower costs and such growth or access may not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

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

Our industry is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, safety, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility and other requirements. These laws and regulations are enforced by federal agencies including the EPA, the DOT, OSHA, the Federal Railroad Administration (the “FRA”), as well as numerous other state, local and federal agencies. Ongoing compliance with, or a violation of, these laws, regulations and other requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Investigations into past rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. Recent regulation governing shipments of petroleum crude oil by rail requires shippers to properly test and classify petroleum crude oil and further requires shippers to treat Class 3 petroleum crude oil transported by rail in tank cars as a Packing Group I or II hazardous material only. To the extent that the regulations are applicable, we believe our operations are in compliance and such rules will not have a material impact on our cash flows. The DOT recently issued additional rules and regulation that require rail carriers to provide certain notifications to State agencies along routes utilized by trains over a certain length carrying crude oil, enhance safety training standards under the Rail Safety Improvement Act of 2008, require each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews and establish enhanced tank car standards and operational controls for high-hazard flammable trains. The new rules and any further changes in law, regulations or industry standards that require us to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars we use, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to PBF Energy’s or subsequently to third-party refineries, could increase our costs, which would have a material adverse effect on our financial condition, results of operations, cash flows and our ability to service our indebtedness.

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

Furthermore, PBF Energy’s Delaware City Refinery and our DCR Rail Terminal are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act and closely monitored by environmental interest groups. In 2013, the Delaware City Refinery obtained a permit to allow loading of crude oil onto barges. The issuance of the permit was appealed by environmental interest groups and the Delaware Department of Natural Resources and Environmental Control’s (“DNREC”) issuance was ultimately upheld. On December 23, 2016, the Delaware City Refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the Delaware City Refinery. The NOV alleges that the Delaware City Refinery made shipments to locations other than the Paulsboro Refinery in violation of the order and requests certain additional information but no penalties have been assessed at this time. On February 7, 2017, the Delaware City Refinery responded to the NOV. On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to Delaware City Refinery allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups and the board has 60 days from the date of the appeal to hold a public hearing and render a final decision. The hearing is scheduled for February 27, 2017.

Regulation of emissions of greenhouse gases could force us to incur increased capital and operating costs and could have a material adverse effect on our results of operations and financial condition.

The EPA has taken steps to regulate GHGs under the existing federal Clean Air Act (the “CAA”). The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards. Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.

Climate change could have a material adverse impact on our operations and adversely affect our facilities.

Some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. We believe the issue of climate change will likely continue to receive scientific and political attention, with the potential for further laws and regulations that could materially adversely affect our ongoing operations.

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

A portion of our and PBF Energy’s workforce is unionized, and we may face labor disruptions that would interfere with our operations.

At the East Coast Terminals and at the Delaware City, Toledo and Torrance refineries, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers (“USW”). The agreements with the USW covering the East Coast Terminals are scheduled to expire in May 2021, the agreement with the USW covering the Delaware City and the Toledo refineries are scheduled to expire in January 2019 and the agreement with the USW covering the Torrance Refinery is scheduled to expire in February 2019. Similarly, at the Paulsboro Refinery, hourly employees are represented by the Independent Oil Workers (“IOW”) under a contract scheduled to expire in March 2019. Future negotiations prior to the expiration of the collective bargaining agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the terminals and refineries.

Our operations could be disrupted if our or PBF Energy’s information systems are hacked or fail, causing increased expenses and loss of sales.

Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including such systems of PBF Energy that we utilize pursuant to the Omnibus Agreement. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was hacked or otherwise interfered with by an unauthorized access, or was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. The systems could be damaged or interrupted by a security breach, cyber-attack, fire, flood, power loss, telecommunications failure or similar event. We have a formal disaster recovery plan in place, but this plan may not prevent delays or other complications that could arise from an information systems failure. Further, our business interruption insurance may not compensate us adequately for losses that may occur. Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.

PBF Energy’s operating results may be seasonal. PBF Energy depends on favorable weather conditions in the spring and summer months.

Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. As a result, the operating results in the refining sector, which is PBF Energy’s sector, can fluctuate seasonally. Unfavorable weather conditions during the spring and summer months and a resulting lack of the expected seasonal upswings in traffic and sales could adversely affect PBF Energy’s business, financial condition and results of operations, which may adversely affect our business, financial conditions and results of operations.

Risks Related to Our Indebtedness

The 2023 Notes, our Revolving Credit Facility and our Term Loan contain restrictions which could adversely affect our business, financial condition, results of operations and our ability to service our indebtedness.

We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations. The indenture governing the 2023 Notes contains and our Revolving Credit Facility and Term Loan contain, and any future financing agreements may contain, operating and financial restrictions and covenants that could restrict our ability to finance future operations or capital needs, or to expand or pursue our business activities, which may, in turn, limit our ability to service our indebtedness. For example, our Revolving Credit Facility and the indenture that govern the 2023 Notes restrict our ability to, among other things:

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

Our current and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.

As of December 31, 2016, we had $189.2 million of borrowings and $3.6 million of letters of credit outstanding under our Revolving Credit Facility, $39.7 million outstanding under our Term Loan (all of which is fully cash collateralized at all times by cash or U.S. treasury securities), $350.0 million of unsecured indebtedness consisting of the 2023 Notes, and an additional $167.2 million of total unused borrowing capacity under the Revolving Credit Facility. Our level of indebtedness could have important consequences to us, including the following:

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

We have sold, and expect to continue to sell, our U.S. Treasury or other investment grade securities currently used to secure our obligations under the Term Loan over time to fund our capital expenditures, and immediately prior to selling such securities, we expect to continue to repay an equal amount of Term Loan borrowings with borrowings under our Revolving Credit Facility. We may also rely on external sources including other borrowings under our Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion. During the year-ended December 31, 2016, we borrowed an additional $194.7 million under our Revolving Credit Facility to repay $194.5 million of our Term Loan in order to release the $194.5 million in marketable securities to fund capital expenditures and acquisitions.

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

Many of the covenants in the indenture governing the 2023 Notes will terminate if the 2023 Notes are rated investment grade by Moody’s and Standard & Poor’s, provided at such time no default under the indenture has occurred and is continuing. These covenants restrict, among other things, our ability to pay distributions, incur debt, and to enter into certain other transactions. There can be no assurance that the 2023 Notes will ever be rated investment grade or that if they are rated investment grade, that the 2023 Notes will maintain these ratings. However, termination of these covenants would allow us to engage in certain transactions that would not be permitted while these covenants were in force.

Risks Inherent in an Investment in Us

Our general partner and its affiliates, including PBF Energy, have conflicts of interest with us and limited fiduciary duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.

PBF Energy owns and controls our general partner and appoints all of the officers and directors of our general partner. All of the officers and certain of the directors of our general partner are also officers of PBF Energy. Although our general partner has a duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to PBF Energy. Conflicts of interest will arise between PBF Energy and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of PBF Energy over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

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

•
PBF Energy, as our primary customer, has an economic incentive to cause us not to seek higher service fees, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s-length, third-party transactions.

•	Our general partner is allowed to take into account the interests of parties other than us, such as PBF Energy, in resolving conflicts of interest.

•
All of the officers and certain of the directors of our general partner are also officers of PBF Energy and will owe fiduciary duties to it. These officers will devote significant time to the business of PBF Energy and will be compensated by it accordingly.

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

PBF Energy may compete with us.

PBF Energy may compete with us. Under the Omnibus Agreement, PBF Energy and its affiliates agree not to engage in, whether by acquisition or otherwise, the business of owning or operating any crude oil or refined products pipelines, terminals or storage facilities in the United States that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by PBF Energy. This restriction, however, does not apply to:

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

The market price of our common units may decline and will likely continue to be influenced by many factors, some of which are beyond our control, including:

•	the level of our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in tax laws and regulations;

•	general economic conditions, including interest rates and governmental policies impacting interest rates;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts; and

•	future sales of our common units.

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

Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including PBF Energy, for costs and expenses they incur and payments they make on our behalf. Prior to making distributions, we will pay our general partner and its affiliates an annual fee for the provision of centralized administrative services and employees and reimburse our general partner and its affiliates for direct or allocated costs and expenses incurred on our behalf pursuant to the Omnibus Agreement, which we currently estimate will total approximately $5.7 million annually. In addition, prior to making distributions, we will pay an annual fee of $6.4 million to PBF Energy for the provision of certain utilities and other infrastructure-related services with respect to our business pursuant to the Services Agreement. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.

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

Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates, including PBF Energy, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. PBF Energy currently indirectly own 44.2% of our outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of unitholder dissatisfaction with the performance of our general partner in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

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

If at any time PBF Energy and its controlled affiliates own more than 80% of our common units, PBF Energy will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. PBF Energy owns approximately 10.0% of our outstanding common units and at the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), PBF Energy will own approximately 44.2% of our outstanding common units.

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

•
your rights to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

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

In general, public companies are required to disclose changes made in their internal control over financial reporting on a quarterly basis and to assess the effectiveness of their system of internal control over financial reporting on an annual basis. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and reduced disclosure obligations regarding executive compensation in our periodic reports. We may remain an emerging growth company for up to five years. Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We prepare our Consolidated Financial

Statements in accordance with U.S. GAAP, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404. For example, Section 404 will require us, among other things, to annually review and report on the effectiveness of our internal control over financial reporting. Since the fiscal year ended December 31, 2014, we have complied with Section 404 (except for the requirement for an auditor’s attestation report). Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Even if we conclude that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to the operating effectiveness of our internal controls or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. Further, final Treasury Regulations under Section 7704(d)(1)(E) of the Code recently published in the Federal Register interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance.

Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any changes, or other proposals, will ultimately be enacted including as a result of fundamental tax reform. Any such changes could negatively impact the value of an investment in our common units.

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

Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under these rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted partnership tax return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

See “Item 1. Business.”

ITEM 3.  LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows. We are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UNIT PRICE AND CASH DISTRIBUTIONS

On May 8, 2014, our common units began trading on the NYSE under the symbol “PBFX.” On May 14, 2014, we completed the Offering of 15,812,500 common units to the public at a price of $23.00 per unit, which included a 2,062,500 common unit over-allotment option that was fully exercised by the underwriters. Prior to the Offering, there was no public market for our common units. As of February 22, 2017, there were six holders of record of our 23,303,528 outstanding common units held by the public, including common units held in street name. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 22, 2017, PBF Energy owned 2,572,944 of our common units and 15,886,553 of our subordinated units, which together constitutes a 44.2% ownership interest in us.

The following table reflects intraday high and low sales prices per common unit and cash distributions declared to unitholders for each quarter in 2015 and 2016:

	Common Unit Price		Quarterly Cash Distribution Per Unit*
	High	Low
2016:
First Quarter ended March 31, 2016	$21.34	$15.39	$0.42
Second Quarter ended June 30, 2016	$23.49	$17.50	$0.43
Third Quarter ended September 30, 2016	$23.26	$19.53	$0.44
Fourth Quarter ended December 31, 2016	$20.50	$17.45	$0.45

2015:
First Quarter ended March 31, 2015	$25.75	$19.76	$0.35
Second Quarter ended June 30, 2015	$25.29	$21.24	$0.37
Third Quarter ended September 30, 2015	$24.35	$16.25	$0.39
Fourth Quarter ended December 31, 2015	$22.25	$17.19	$0.41
____________________

(*)	Represents cash distribution attributable to the quarter and declared and paid on or about the last day of each of February, May, August and November, pursuant to our partnership agreement.

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

Incentive Distribution Rights

PBF LLC currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to PBF LLC on its partner interest. The maximum distribution of 50.0% does not include any distributions that PBF LLC may receive on common units or subordinated units that it owns. PBFX made IDR payments of $3.3 million to PBF LLC based on its distributions for the year ended December 31, 2016.

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

UNREGISTERED SALE OF EQUITY SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data as of and for each of the five years in the period ended December 31, 2016, which is derived from the combined financial results of our Predecessor for periods presented through May 13, 2014, and our consolidated financial results for the period beginning May 14, 2014, the date we commenced operations. Our Predecessor includes the financial results of the IPO Assets, acquired from PBF Energy and its subsidiaries in connection with the Offering through May 14, 2014. In addition, all financial information has been retrospectively adjusted for the Acquisitions from PBF as noted below.

We acquired from PBF LLC the DCR West Rack and the Toledo Storage Facility in 2014, the Delaware City Products Pipeline and Truck Rack in 2015 and the Torrance Valley Pipeline in 2016. All of the acquisitions were transfers between entities under common control. Accordingly, our financial information, and that of our Predecessor, contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from PBF prior to the effective date of each acquisition for all periods presented. Net loss attributable to the DCR West Rack, Toledo Storage Facility, Delaware City Products Pipeline and Truck Rack and Torrance Valley Pipeline prior to their respective acquisition effective dates were allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss), therefore there is no retrospective adjustment to net income per unit.

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

	Year Ended December 31,
	2016	2015	2014 (a)	2013	2012
				Predecessor	Predecessor
	(Dollars in thousands, except units and per unit amounts)
Statement of operations data:
Total revenues (b)	$187,335	$142,102	$59,403	$8,513	$7,300
Net income (loss)	81,622	75,122	17,842	(14,402)	(6,415)
Income (loss) attributable to Predecessor	(5,017)	1,274	(12,122)	(14,402)	(6,415)
Income (loss) attributable to noncontrolling interest	5,679	—	—	—	—
Net income attributable to PBF Logistics LP unitholders	$80,960	$73,848	$29,964	$—	$—

Net income per limited partner unit (c):
Common units - basic	$2.01	$2.18	$0.94	N/A	N/A
Common units - diluted	$2.01	$2.18	$0.94	N/A	N/A
Subordinated units - basic and diluted	$2.01	$2.18	$0.93	N/A	N/A

Weighted-average limited partner units outstanding (c):
Common units - Public (basic)	19,715,174	15,856,217	15,812,500	N/A	N/A
Common units - Public (diluted)	19,765,840	15,856,217	15,814,525	N/A	N/A
Common units - PBF (basic and diluted)	2,572,944	2,099,935	355,302	N/A	N/A
Subordinated units - PBF (basic and diluted)	15,886,553	15,886,553	15,886,553	N/A	N/A
Cash distribution per unit	$1.74	$1.52	$0.79	N/A	N/A

Balance sheet data (at period end):
Total assets	$748,130	$422,902	$407,989	$102,030	$61,651
Debt	571,675	599,635	507,848	—	—

Cash flows from (used in):
Operating activities	$99,618	$78,546	$12,887	$(10,697)	$(4,396)
Investing activities	79,564	(1,349)	(282,734)	(47,192)	(24,712)
Financing activities	(133,639)	(72,684)	283,937	57,940	29,117
Increase in cash and cash equivalents	$45,543	$4,513	$14,090	$51	$9

Capital expenditures (d):
Expansion	$111,760	$220	$43,520	$45,288	$23,118
Maintenance	2,920	1,826	4,285	1,904	1,594
Total capital expenditures	$114,680	$2,046	$47,805	$47,192	$24,712
____________________

(a)
The information presented includes the results of operations of our Predecessor for periods presented through May 13, 2014 and of our operations for the period beginning May 14, 2014, the date we commenced operations.

(b)
We, and our Predecessor, did not record revenue for transactions with PBF Energy for the IPO Assets prior to the Offering on May 14, 2014 or for the DCR West Rack, Toledo Storage Facility, Delaware City Truck Rack or Torrance Valley Pipeline acquired in the Acquisitions from PBF prior to the effective date of each acquisition.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information presented in this Form 10-K contains the audited combined financial results of our Predecessor, for periods presented through May 13, 2014. The financial information for our Predecessor includes the financial results of the IPO Assets acquired from PBF LLC after the closing of the Offering. The audited consolidated financial results for the years ended December 31, 2014 also include the results of our operations for the period beginning May 14, 2014, the date we commenced operations.

The Acquisitions from PBF were transfers between entities under common control. Accordingly, our financial information, and that of our Predecessor, contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from PBF prior to the effective date of each acquisition for all periods presented.

With the exception of pipeline revenue generated by the Delaware City Products Pipeline, our Predecessor generally recognized only the costs and did not record revenue for transactions with PBF Energy prior to the Offering and the Acquisitions from PBF. Affiliate revenues have been recorded for all of our assets in the Transportation and Terminaling and Storage segments subsequent to the commencement of the commercial agreements with PBF Energy upon completion of the Offering and Acquisitions from PBF. See “Item 6. Selected Financial Data” and “Factors Affecting the Comparability of Our Financial Results” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 63 for further information. See “Overview” for further information regarding the Acquisitions from PBF.

The following information concerning our results of operations and financial condition should be read in conjunction with “Item 1. Business,” “Item 1A. Risk Factors,” “Item 2. Properties,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data,” respectively, included in this Form 10-K.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995, which involve risk and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.

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

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of December 31, 2016, owned 96.5% of the total economic interest in PBF LLC. PBF LLC holds a 44.2% limited partner interest in us and owns all of our IDRs, with the remaining 55.8% limited partner interest owned by public unitholders.

Our assets and operations include the assets, liabilities and results of operations of certain crude oil and refined product terminaling, pipeline, and storage assets, which include assets previously operated and owned by PBF Holding’s subsidiaries, DCR and TRC, and PBF Holding’s previously held subsidiaries, DPC and TVPC, which were acquired in the Acquisitions from PBF during 2014, 2015, and 2016.

See “Item 1. Business” in this Form 10-K for more detailed information on our business and assets.

2016 Business Developments

Acquisitions

On April 29, 2016, our wholly-owned subsidiary, PLPT, purchased the East Coast Terminals from an affiliate of Plains All American Pipeline, L.P. for total cash consideration of approximately $100.0 million less working capital adjustments. The consideration was funded with approximately $98.3 million in proceeds from the sale of marketable securities. We borrowed approximately $98.5 million of additional debt under our Revolving Credit Facility (as defined below), which was used to repay approximately $98.3 million of our Term Loan (as defined below) in order to release approximately $98.3 million in marketable securities that had collateralized the Term Loan. This acquisition expands our terminaling footprint and introduces third-party customers to our revenue base. Refer to Note 3 “Acquisitions” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for further information regarding the Plains Asset Purchase.

On August 31, 2016, we entered into the Contribution Agreement V between us and PBF LLC. Pursuant to the Contribution Agreement V, we, through our wholly-owned subsidiary, PBFX Op Co, acquired from PBF LLC, 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the Torrance Valley Pipeline. Total consideration paid to PBF LLC was approximately $175.0 million. The consideration was funded by us with approximately $20.0 million of cash on hand, approximately $76.2 million in proceeds from the sale of marketable securities, and approximately $78.8 million in net proceeds from the August 2016 Offering. We borrowed approximately $76.2 million of additional debt under our Revolving Credit Facility, which was used to repay approximately $76.2 million of our Term Loan in order to release approximately $76.2 million in marketable securities that had collateralized the Term Loan.

Equity Offerings

On April 5, 2016, we completed the April 2016 Offering, which consisted of a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of approximately $51.6 million, after deducting underwriting discounts and commissions and other offering expenses.

On August 17, 2016, we completed the August 2016 Offering, which consisted of a public offering of an aggregate of 4,000,000 common units, with an underwriter’s option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for a total of 4,375,000 shares and total net proceeds of approximately $86.8 million, after deducting underwriting discounts and commissions and other offering expenses. A portion of the proceeds from the August 2016 Offering were used to fund the TVPC Acquisition.

Principles of Combination and Consolidation and Basis of Presentation

Our Predecessor did not historically operate their assets for the purpose of generating revenues independent of other PBF Energy businesses that we support, with the exception of third-party revenue generated by Delaware City Products Pipeline prior to August 2013. Upon closing of the Offering and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil and refined products from sources located throughout the United States and Canada and store crude oil, refined products, and intermediates for PBF Energy in support of its refineries located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey, and Torrance, California. Our assets acquired from PBF Energy consist of the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack and the Torrance Valley Pipeline, which are integral components of the crude oil and refined products delivery and storage operations at PBF Energy’s refineries. In addition, subsequent to the Plains Asset Purchase, we have begun to generate third-party revenue related to the East Coast Terminals.

The consolidated financial statements presented in this Form 10-K include our consolidated financial results as of and for the period ending December 31, 2016. We have retrospectively adjusted our financial information contained herein, in the current year, to include the historical results of TVPC for the period from July 1, 2016 (the date PBF Energy acquired TVPC) to August 31, 2016 (the date we acquired 50% of the issued and outstanding limited liability company interests of TVPC), with 50% of net income of TVPC allocated to noncontrolling interest. Subsequent to the acquisition, we have, and will continue to, allocate 50% of net income of TVPC to noncontrolling interest.

Business Strategies

We continue to focus on the following strategic areas:

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

•
Generate Stable, Fee-Based Cash Flow. We intend to generate stable revenues by providing traditional logistics services to PBF Energy and third-parties pursuant to long-term, fee-based contracts. In any new service contracts we may enter into, we will endeavor to negotiate MVCs similar to those included under certain of our current commercial agreements with PBF Energy.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our business and segment performance. These metrics are significant factors in assessing our operating results and profitability and include but are not limited to volumes, including terminal and pipeline throughput and storage capacity; operating and maintenance expenses; and EBITDA, EBITDA attributable to PBFX and distributable cash flow. We define EBITDA, EBITDA attributable to PBFX and distributable cash flow below.

Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil and products that we throughput at our terminaling and pipeline operations and our available storage capacity. These volumes are primarily affected by the supply of and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Although PBF Energy has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by:

•	PBF Energy’s utilization of our assets in excess of the MVCs;

•	our ability to identify and execute accretive acquisitions and organic expansion projects, and capture PBF Energy’s incremental volumes or third-party volumes; and

•	our ability to increase throughput volumes at our facilities and provide additional ancillary services at those terminals and pipelines.

Operating and Maintenance Expenses. Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses, outside contractor expenses, utility costs, insurance premiums, repairs and maintenance expenses and related property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We will seek to manage expenditures on our assets by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and to minimize their impact on our cash flow.

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

We believe that the presentation of EBITDA and EBITDA attributable to PBFX provides useful information to investors in assessing our financial condition and results of operations. We believe that the presentation of distributable cash flow will provide useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance and provides investors with another perspective on the operating performance of our assets and the cash our business is generating. EBITDA, EBITDA attributable to PBFX and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA, EBITDA attributable to PBFX and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, EBITDA attributable to PBFX and distributable cash flow may be defined differently by other companies in our industry, our definition of such matters may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. EBITDA, EBITDA attributable to PBFX and distributable cash flow are reconciled to net income and net cash provided by operating activities in this Form 10-K in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations for the reasons described below:

Revenues. There are differences in the way our Predecessor historically reported revenues for services provided to PBF Energy and the way we record revenues subsequent to the closing of the Offering and effective dates of the Acquisitions from PBF and the Plains Asset Purchase. Our assets have historically been a part of the integrated operations of PBF Energy, and the operation of our assets did not generate third-party or inter-entity revenue with the exception of the Delaware City Products Pipeline.

Following the closing of the Offering and effective dates of the Acquisitions from PBF and the Plains Asset Purchase, revenues are primarily generated from the commercial agreements that we entered into with PBF Holding under which we receive revenues for logistics services. Our reported logistics assets revenues are fee-based and a majority are subject to contractual MVCs. These fees are indexed for inflation in accordance with either the FERC indexing methodology, the U.S. Producer Price Index (the “PPI”) or the U.S. Consumer Price Index for All Urban Consumers (the “CPI-U”). Prior to these acquisitions, only the Delaware City Products Pipeline generated revenue.

Operating Expenses. The Torrance Valley Pipeline was acquired by PBF Energy on July 1, 2016 in connection with the acquisition of the Torrance Refinery and related logistical assets and was not operated by PBF Energy prior to its acquisition. Accordingly, our financial information contained herein has been adjusted to include the historical results of the Torrance Valley Pipeline prior to our acquisition from July 1, 2016 to August 31, 2016. As a result, our operating expenses may not be comparative to prior periods due to expenses associated with the Torrance Valley Pipeline.

General and Administrative Expenses. Historically, our general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by PBF Energy for general corporate services, such as treasury, accounting and legal services. These expenses were allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Pursuant to the terms of the Omnibus Agreement, PBF Energy charges us an administrative fee for providing such services. This fee increases annually and has also been increased in connection with each of the Acquisitions from PBF as the services have expanded to cover additional assets and personnel. Following the annual increase, the administrative fee was reduced to $2.2 million per year effective as of January 1, 2015. On May 15, 2015, the administrative fee was increased to $2.35 million in connection with our acquisition of the Delaware City Products Pipeline and Truck Rack. On April 29, 2016 and August 31, 2016, the administrative fee was increased to $3.5 million and $4.0 million, respectively, in connection with the Plains Asset Purchase and TVPC Acquisition. Additionally, we reimburse our general partner and its affiliates, including subsidiaries of PBF Energy, for the salaries and benefits costs of employees who devote more than 50% of their time to us, which is currently estimated to be approximately $1.7 million annually. See “Item 1. Business—Agreements with PBF Energy—Omnibus Agreement” on page 10 for further information regarding these fees and services.

Financing. Historically, we have financed our operations through proceeds generated by the Offering, internally generated cash flows, and borrowings under our Revolving Credit Facility to satisfy capital expenditure requirements. On May 12, 2015, we issued approximately $350.0 million in aggregate principal amount of 2023 Notes, resulting in a significant increase as compared to our historically recognized interest expense and amortization of loan fees. In connection with the Plains Asset Purchase, we borrowed approximately $98.5 million of additional debt under our Revolving Credit Facility, which was used to repay $98.3 million of our Term Loan in order to release approximately $98.3 million in marketable securities that had collateralized the Term Loan. In connection with the TVPC Acquisition, we borrowed approximately $76.2 million of additional debt under our Revolving Credit Facility, which was used to repay approximately $76.2 million of our Term Loan in order to release approximately $76.2 million in marketable securities that had collateralized the Term Loan. The maximum amount of the Revolving Credit Facility was increased from approximately $325.0 million to approximately $360.0 million in May 2016.

Based on the terms of our cash distribution policy, we will distribute most of the cash generated by our operations to our unitholders, including PBF Energy. As a result, we expect to fund future maintenance and growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our Revolving Credit Facility and potential issuance of additional equity or debt securities.

The Plains Asset Purchase. On April 29, 2016, we purchased the East Coast Terminals, which have subsequently generated third-party revenues. Prior to the Plains Asset Purchase, we did not record third-party revenue, with the exception of third-party revenue generated by Delaware City Products Pipeline prior to August 2013. Additionally, our results may not be comparable due to additional affiliate revenue, operating and maintenance expenses and general and administrative expenses associated with the East Coast Terminals.

Other Factors That Will Significantly Affect Our Results

Supply and Demand for Crude Oil and Refined Products. We generate revenue by charging fees for receiving, handling, transferring, storing and throughputting crude oil and refined products. The majority of our revenues are derived from fee-based commercial agreements with subsidiaries of PBF Energy with initial terms ranging from approximately seven to ten years and including MVCs, which enhance the stability of our cash flows. The volume of crude oil and refined products that is throughput depends substantially on PBF Energy’s refining margins. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products.

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

Acquisition Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under our Omnibus Agreement, subject to certain exceptions, we have a right of first offer on certain logistics assets owned by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Holding’s Delaware City Refinery, Toledo Refinery and Torrance Refinery, related to our business in the event PBF Energy permanently shuts down the Delaware City Refinery, the Toledo Refinery or the Torrance Refinery. In addition, our commercial agreements provide us with the right to use certain assets at PBF Holding’s Delaware City, Toledo or Torrance refineries in the event of a temporary shutdown. Furthermore, we may pursue strategic asset acquisitions from third-parties to the extent such acquisitions complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third-parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, through the liquidation of marketable securities, borrowings under our Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

Third-Party Business. As of December 31, 2016, PBF Holding accounts for the substantial majority of our revenues and we continue to expect that the substantial majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries, particularly its Delaware City, Toledo and Torrance refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service additional third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput volumes, future growth may be limited.

Noncontrolling Interest. As a result of Contribution Agreement V, pursuant to which we, through our subsidiary, PBFX Op Co, acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of TVPC, PBFX Op Co became the managing member of TVPC and fully consolidates TVPC. With respect to the consolidation of TVPC, we record a noncontrolling interest for the remaining 50% economic interest in TVPC held by TVP Holding Company LLC (“TVP Holding”). Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying combined financial statements for the period prior to May 14, 2014, represent our Predecessor’s results of operations, while the consolidated financial statements for the period subsequent to May 14, 2014, represent the results of operations for us. The financial information of us, and of our Predecessor, contained herein have been retrospectively adjusted to include the historical results of the Acquisitions from PBF for all periods presented prior to the effective date of each transaction. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview. The following tables summarize our results of operations and financial data for the years ended December 31, 2016, 2015 and 2014. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2016	2015	2014(a)
	(In thousands)
Revenue:
Affiliate	$175,448	$142,102	$59,403
Third-Party	11,887	—	—
Total revenue	187,335	142,102	59,403

Costs and expenses:
Operating and maintenance expenses	44,162	25,255	26,215
General and administrative expenses	16,962	13,889	8,201
Depreciation and amortization	14,156	6,582	4,473
Total costs and expenses	75,280	45,726	38,889

Income from operations	112,055	96,376	20,514

Other expense:
Interest expense, net	(28,755)	(19,939)	(2,307)
Amortization of loan fees	(1,678)	(1,315)	(365)
Net income	81,622	75,122	17,842
Less: Net income (loss) attributable to Predecessor	(5,017)	1,274	(12,122)
Less: Net income attributable to noncontrolling interest	5,679	—	—
Net income attributable to PBF Logistics LP unitholders	$80,960	$73,848	$29,964

Other Data:
EBITDA attributable to PBFX	$121,911	$101,421	$34,027
Distributable cash flow	94,507	83,922	32,801
Capital expenditures, including the Plains Asset Purchase	114,680	2,046	47,805
____________

(a)
The information presented includes the results of operations of our Predecessor for periods presented through May 13, 2014 and of our operations for the period beginning May 14, 2014, the date we commenced operations. The information also includes the results of operations of the DCR West Rack, the Toledo Storage Facility, and the Delaware City Products Pipeline and Truck Rack for periods presented through the effective date of each acquisition. PBFX includes the DCR West Rack, the Toledo Storage Facility, and the Delaware City Products Pipeline and Truck Rack for the period subsequent to the acquisitions. Prior to the Offering and the Acquisitions from PBF, revenues were not recorded for terminaling with the exception of revenues associated with the Delaware City Products Pipeline.

Reconciliation of Non-GAAP Financial Measures. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Operations,” our management uses EBITDA, EBITDA attributable to PBFX and distributable cash flow to analyze our performance. The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net income, the most directly comparable U.S. GAAP financial measure on a historical basis, for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$81,622	$75,122	$17,842
Interest expense, net	28,755	19,939	2,307
Amortization of loan fees	1,678	1,315	365
Depreciation and amortization	14,156	6,582	4,473
EBITDA	126,211	102,958	24,987
Less: Predecessor EBITDA	(3,198)	1,537	(9,040)
Less: Noncontrolling interest EBITDA	7,498	—	—
EBITDA attributable to PBFX	121,911	101,421	34,027
Non-cash unit-based compensation expense	4,360	4,279	1,086
Cash interest	(28,844)	(19,952)	(2,312)
Maintenance capital expenditures	(2,920)	(1,826)	—
Distributable cash flow	$94,507	$83,922	$32,801

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, the most directly comparable U.S. GAAP financial measure on a historical basis, for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities:	$99,618	$78,546	$12,887
Change in current assets and liabilities	2,198	8,752	10,879
Interest expense, net	28,755	19,939	2,307
Non-cash unit-based compensation expense	(4,360)	(4,279)	(1,086)
EBITDA	126,211	102,958	24,987
Less: Predecessor EBITDA	(3,198)	1,537	(9,040)
Less: Noncontrolling interest EBITDA	7,498	—	—
EBITDA attributable to PBFX	121,911	101,421	34,027
Non-cash unit-based compensation expense	4,360	4,279	1,086
Cash interest	(28,844)	(19,952)	(2,312)
Maintenance capital expenditures	(2,920)	(1,826)	—
Distributable cash flow	$94,507	$83,922	$32,801

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA.

Year Ended December 31,
2016
(In thousands)
Net income attributable to noncontrolling interest	$5,679
Depreciation and amortization related to noncontrolling interest (a)	1,819
Noncontrolling interest EBITDA	$7,498
____________

(a)	Represents 50% of depreciation and amortization for TVPC for the year-ended December 31, 2016.

The following tables present a summary of our results of operations for the years ended December 31, 2016, 2015 and 2014, disaggregated to present the results of our operations and the pre-acquisition results of TVPC and the Delaware City Products Pipeline and Truck Rack and our Predecessor, respectively. For purpose of the tables, PBF Logistics LP excludes, and our Predecessor includes, the pre-close results of the Contributed Assets.

	Year Ended December 31, 2016
	PBF Logistics LP	TVPC	Consolidated Results
	(In thousands)
Revenue:
Affiliate	$175,448	$—	$175,448
Third-party	11,887	—	11,887
Total revenue	187,335	—	187,335

Costs and expenses:
Operating and maintenance expenses	41,317	2,845	44,162
General and administrative expenses	16,609	353	16,962
Depreciation and amortization	12,337	1,819	14,156
Total costs and expenses	70,263	5,017	75,280

Income (loss) from operations	117,072	(5,017)	112,055

Other expense:
Interest expense, net	(28,755)	—	(28,755)
Amortization of loan fees	(1,678)	—	(1,678)
Net income (loss)	$86,639	$(5,017)	$81,622

Reconciliation of EBITDA to net income (loss):
Net income (loss)	$86,639	$(5,017)	$81,622
Interest expense, net	28,755	—	28,755
Amortization of loan fees	1,678	—	1,678
Depreciation and amortization	12,337	1,819	14,156
EBITDA	129,409	(3,198)	126,211
Less: Predecessor EBITDA	—	(3,198)	(3,198)
Less: Noncontrolling interest EBITDA	7,498	—	7,498
EBITDA attributable to PBFX	121,911	—	121,911
Non-cash unit-based compensation expense	4,360	—	4,360
Cash interest	(28,844)	—	(28,844)
Maintenance capital expenditures	(2,920)	—	(2,920)
Distributable cash flow	$94,507	$—	$94,507

Reconciliation of distributable cash flow to net income (loss):
Net cash provided by (used in) operating activities:	$99,971	$(353)	$99,618
Change in current assets and liabilities	5,043	(2,845)	2,198
Interest expense, net	28,755	—	28,755
Non-cash unit-based compensation expense	(4,360)	—	(4,360)
EBITDA	129,409	(3,198)	126,211
Less: Predecessor EBITDA	—	(3,198)	(3,198)
Less: Noncontrolling interest EBITDA	7,498	—	7,498
EBITDA attributable to PBFX	121,911	—	121,911
Non-cash unit-based compensation expense	4,360	—	4,360
Cash interest	(28,844)	—	(28,844)
Maintenance capital expenditures	(2,920)	—	(2,920)
Distributable cash flow	$94,507	$—	$94,507

	Year Ended December 31, 2015
	PBF Logistics LP	Delaware City Products Pipeline and Truck Rack	Consolidated Results
	(In thousands)
Revenue:
Affiliate	$138,719	$3,383	$142,102
Third-party	—	—	—
Total revenue	138,719	3,383	142,102

Costs and expenses:
Operating and maintenance expenses	23,890	1,365	25,255
General and administrative expenses	13,408	481	13,889
Depreciation and amortization	6,306	276	6,582
Total costs and expenses	43,604	2,122	45,726

Income from operations	95,115	1,261	96,376

Other income (expense):
Interest expense, net	(19,952)	13	(19,939)
Amortization of loan fees	(1,315)	—	(1,315)
Net income	$73,848	$1,274	$75,122

Reconciliation of EBITDA to net income (loss):
Net income	$73,848	$1,274	$75,122
Interest expense, net	19,952	(13)	19,939
Amortization of loan fees	1,315	—	1,315
Depreciation and amortization	6,306	276	6,582
EBITDA	101,421	1,537	102,958
Less: Predecessor EBITDA	—	1,537	1,537
EBITDA attributable to PBFX	101,421	—	101,421
Non-cash unit-based compensation expense	4,279	—	4,279
Cash interest	(19,952)	—	(19,952)
Maintenance capital expenditures	(1,826)	—	(1,826)
Distributable cash flow	$83,922	$—	$83,922

Reconciliation of distributable cash flow to net income (loss):
Net cash provided by operating activities:	$77,307	$1,239	$78,546
Change in current assets and liabilities	8,441	311	8,752
Interest expense, net	19,952	(13)	19,939
Non-cash unit-based compensation expense	(4,279)	—	(4,279)
EBITDA	101,421	1,537	102,958
Less: Predecessor EBITDA	—	1,537	1,537
EBITDA attributable to PBFX	101,421	—	101,421
Non-cash unit-based compensation expense	4,279	—	4,279
Cash interest	(19,952)	—	(19,952)
Maintenance capital expenditures	(1,826)	—	(1,826)
Distributable cash flow	$83,922	$—	$83,922

	Year Ended December 31, 2014
	PBF Logistics LP	Predecessor	Consolidated Results
	(In thousands)
Revenue:
Affiliate	$49,830	$9,573	$59,403
Third-party	—	—	—
Total revenue	49,830	9,573	59,403

Costs and expenses:
Operating and maintenance expenses	9,418	16,797	26,215
General and administrative expenses	6,385	1,816	8,201
Depreciation and amortization	1,386	3,087	4,473
Total costs and expenses	17,189	21,700	38,889

Income (loss) from operations	32,641	(12,127)	20,514
Other income (expense):
Interest expense, net	(2,312)	5	(2,307)
Amortization of loan fees	(365)	—	(365)
Net income (loss)	$29,964	$(12,122)	$17,842

Reconciliation of EBITDA to net income (loss):
Net income (loss)	$29,964	$(12,122)	$17,842
Interest expense, net	2,312	(5)	2,307
Amortization of loan fees	365	—	365
Depreciation and amortization	1,386	3,087	4,473
EBITDA	34,027	(9,040)	24,987
Less: Predecessor EBITDA	—	(9,040)	(9,040)
EBITDA attributable to PBFX	34,027	—	34,027
Non-cash unit-based compensation expense	1,086	—	1,086
Cash interest	(2,312)	—	(2,312)
Distributable cash flow	$32,801	$—	$32,801

Reconciliation of distributable cash flow to net income (loss):
Net cash provided by (used in) operating activities:	$25,118	$(12,231)	$12,887
Change in current assets and liabilities	7,683	3,196	10,879
Interest expense, net	2,312	(5)	2,307
Non-cash unit-based compensation expense	(1,086)	—	(1,086)
EBITDA	34,027	(9,040)	24,987
Less: Predecessor EBITDA	—	(9,040)	(9,040)
EBITDA attributable to PBFX	34,027	—	34,027
Non-cash unit-based compensation expense	1,086	—	1,086
Cash interest	(2,312)	—	(2,312)
Distributable cash flow	$32,801	$—	$32,801

Summary. Our net income for the year ended December 31, 2016 increased approximately $6.5 million, or 8.7%, to approximately $81.6 million from approximately $75.1 million for the year ended December 31, 2015. The increase in net income was primarily due to the following:

•
an increase in revenues of approximately $45.2 million, or 31.8%, to approximately $187.3 million is attributable to the East Coast Terminals operations, commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016 and the Delaware City Products Pipeline and Truck Rack entered into in May 2015 and higher storage capacity at the Toledo Storage Facility;

•	partially offset by the following:

◦
an increase in operating and maintenance expenses of approximately $18.9 million, or 74.9%, as a result of increased costs associated with the East Coast Terminals of approximately $7.7 million and the Torrance Valley Pipeline of approximately $12.6 million (which includes Predecessor expenses of approximately $2.8 million from July 1, 2016 through our acquisition), an increase in salary and benefits expenses of approximately $0.4 million, partially offset by a decrease in outside services, insurance, and utility expenses of approximately $1.8 million;

◦
an increase in general and administrative expenses of approximately $3.1 million, or 22.1%, as a result of increases in acquisition costs related to the Plains Asset Purchase and the TVPC Acquisition and other overhead costs of approximately $3.5 million, partially offset by a decrease in reimbursable expenses associated with the Omnibus Agreement of approximately $0.4 million;

◦	an increase in depreciation and amortization expenses of approximately $7.6 million, or 115.1%, related to the timing of acquisitions and new assets being placed in service;

◦
an increase in interest expense, net of approximately $8.8 million, or 44.2%, which was attributable to the interest costs associated with the 2023 Notes issued in May 2015 and higher borrowings under our Revolving Credit Facility; and

◦	an increase in amortization of loan fees of approximately $0.4 million, or 27.6%, due to the amortization of capitalized debt issuance costs associated with the 2023 Notes.

Our net income for the year ended December 31, 2015 increased approximately $57.3 million, or 321.0%, to approximately $75.1 million from approximately $17.8 million for the year ended December 31, 2014. The increase in net income was primarily due to the following:

•
an increase in revenues of approximately $82.7 million to approximately $142.1 million attributable to the effect of the new commercial agreements with PBF Energy and a full year of commercial operations in 2015;

•
a decrease in Transportation and Terminaling operating and maintenance expenses of approximately $1.8 million, or 9.4%, mainly related to a reduction in outside service expenses, utilities, including lower steam and nitrogen costs, and lower operational support and overhead costs, offset by an increase in Storage operating support and insurance expenses of approximately $0.8 million, or 11.1%;

•	partially offset by the following:

◦
an increase in general and administrative expenses of approximately $5.7 million, or 69.4%, as a result of increased cost allocations of certain direct employee costs, additional expenses related to being a publicly traded partnership and expenses associated with our unit-based compensation;

◦	an increase in depreciation and amortization expenses of approximately $2.1 million, or 47.1%, related to the timing of acquisitions and new assets being placed in service;

◦	an increase in interest expense, net of approximately $17.6 million which was attributable to the interest costs associated with the 2023 Notes issued in May 2015; and

◦	an increase in amortization of loan fees of approximately $1.0 million due to the amortization of capitalized debt issuance costs associated with the 2023 Notes.

Operating Segments

We review operating results in two reportable segments: (i) Transportation and Terminaling; and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net sales less operating expenses and depreciation and amortization. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is more fully discussed in Note 11 “Segment Information” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Transportation and Terminaling Segment

The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014 (a)
	(In thousands except as noted)
Revenue:
Affiliate	$153,637	$120,750	$58,205
Third-party	11,887	—	—
Total revenue	165,524	120,750	58,205

Costs and expenses:
Operating and maintenance expenses	35,474	17,077	18,856
Depreciation and amortization	11,728	3,943	2,694
Total costs and expenses	47,202	21,020	21,550
Transportation and Terminaling segment income from operations	$118,322	$99,730	$36,655

Key operating information
Transportation and Terminaling segment
Terminals
Total throughput (bpd)*	164,210	106,091	138,775
Lease tank capacity (average lease capacity barrels per month)	2,023,304	N/A	N/A
Pipelines
Total throughput (bpd)*	149,831	46,065	51,347
Lease tank capacity (average lease capacity barrels per month)	1,439,846	N/A	N/A
____________

(*)	Calculated as the sum of the average throughput per day for each Transportation and Terminaling asset for the periods presented.

(a)
The information presented includes the results of operations of our Predecessor for periods presented through May 13, 2014 and of our operations for the period beginning May 14, 2014, the date we commenced operations. The information also includes the results of operations of the DCR West Rack, the Toledo Storage Facility, and the Delaware City Products Pipeline and Truck Rack for periods presented through the effective date of each acquisition. PBFX includes the DCR West Rack, the Toledo Storage Facility, and the Delaware City Products Pipeline and Truck Rack for the period subsequent to the acquisitions. Prior to the Offering and the Acquisitions from PBF, revenues were not recorded for the operations of these assets with the exception of revenues associated with the Delaware City Products Pipeline.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue. Revenue increased approximately $44.8 million, or 37.1%, to approximately $165.5 million for the year ended December 31, 2016 compared to approximately $120.8 million for the year ended December 31, 2015. The increase in revenue was primarily attributable to the East Coast Terminals operations and commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016 and the Delaware City Products Pipeline and Truck Rack entered into in May 2015. Prior to the acquisition of the Torrance Valley Pipeline and the Delaware City Products Pipeline and Truck Rack, those assets were a part of the integrated operations of PBF Energy and the operation of those assets did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Following the closing of each acquisition, revenues were generated from commercial agreements with PBF Energy. Additionally, subsequent to the closing of the Plains Asset Purchase, we have begun to generate third-party revenue related to the East Coast Terminals as well as incremental affiliate revenue.

Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately $18.4 million, or 107.7%, to approximately $35.5 million for the year ended December 31, 2016 compared to approximately $17.1 million for the year ended December 31, 2015. The increase in operating and maintenance expenses was primarily attributable to the increased operating costs for the East Coast Terminals of approximately $7.7 million and the Torrance Valley Pipeline of approximately $12.6 million (which includes Predecessor expenses of approximately $2.8 million from July 1, 2016 through our acquisition) and an increase in salaries and benefits expenses of approximately $0.4 million, partially offset by a decrease in outside services, insurance, maintenance and materials and utility expenses of approximately $2.3 million.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $7.8 million, or 197.4%, to approximately $11.7 million for the year ended December 31, 2016 compared to approximately $3.9 million for the year ended December 31, 2015. The increase in depreciation and amortization expense was primarily attributable to approximately $2.3 million of depreciation associated with the East Coast Terminals acquired in April 2016 and approximately $5.5 million of depreciation (which includes depreciation from July 1, 2016 through our acquisition) associated with the Torrance Valley Pipeline acquired in August 2016.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue. Revenue increased approximately $62.5 million, or 107.5%, to approximately $120.8 million for the year ended December 31, 2015 compared to approximately $58.2 million for the year ended December 31, 2014. The increase in revenue was primarily attributable to the effects of the commercial agreements associated with the timing of the Acquisitions from PBF. Prior to the Offering and the Acquisitions from PBF, our assets were a part of the integrated operations of PBF Energy and the operation of our assets did not generate third-party or inter-entity revenue, with the exception of the Delaware City Products Pipeline. Following the closing of the Offering and the Acquisitions from PBF, our revenues were generated from commercial agreements with PBF Energy.

Operating and Maintenance Expenses. Operating and maintenance expenses decreased by approximately $1.8 million, or 9.4%, to approximately $17.1 million for the year ended December 31, 2015 compared to approximately $18.9 million for the year ended December 31, 2014. The decrease was primarily the result of reduction in outside service expenses and utilities of approximately $2.1 million due to throughput well below minimum volumes at the DCR West Rack and DCR Rail Terminal, as well as lower steam and nitrogen costs related to the DCR West Rack. A portion of the decrease was also attributable to lower operational support required at the Delaware City Refinery assets. This decrease was partially offset by an increase in insurance premiums of approximately $0.5 million. The expenses prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to us and our Predecessor based on the nature of the expenses and our proportionate share of PBF Holding’s employee time and headcount. The allocation of employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include an allocation of PBF Holding’s pension benefits and equity-based compensation.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $1.2 million, or 46.4%, to approximately $3.9 million for the year ended December 31, 2015 compared to approximately $2.7 million for the year ended December 31, 2014. The increase in depreciation and amortization expense was primarily attributable to approximately $1.0 million of additional depreciation associated with the DCR West Rack assets which were placed in service in August 2014.

Storage Segment

The following table and discussion is an explanation of our results of operations of the Storage segment for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014 (a)
	(In thousands except as noted)

Revenue:
Affiliate	$21,811	$21,352	$1,198
Total revenue	21,811	21,352	1,198

Costs and expenses:
Operating and maintenance expenses	8,688	8,178	7,359
Depreciation and amortization	2,428	2,639	1,779
Total costs and expenses	11,116	10,817	9,138
Storage segment income (loss) from operations	$10,695	$10,535	$(7,940)

Key operating information
Storage segment
Storage capacity reserved (average shell capacity barrels per month)	3,635,236	3,558,745	3,713,052
____________

(a)
The information presented includes the results of operations of the storage assets of the Toledo Storage Facility for periods presented through December 11, 2014 and of our operations for the period beginning  December 12, 2014, the date we commenced operations of the Toledo Storage Facility. Prior to our acquisition of the Toledo Storage Facility, revenues were not recorded for storage.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue. Revenue increased approximately $0.5 million, or 2.1%, to approximately $21.8 million for the year ended December 31, 2016 compared to approximately $21.4 million for the year ended December 31, 2015. The increase in revenue was primarily attributable to higher storage capacity at the Toledo Storage Facility.

Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $0.5 million, or 6.2%, to approximately $8.7 million for the year ended December 31, 2016 compared to approximately $8.2 million for the year ended December 31, 2015. The increase in operating and maintenance expenses was primarily attributable to higher maintenance and material expense of approximately $1.1 million, partially offset by a decrease in outside services of $0.5 million.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue. Revenue increased approximately $20.2 million, or 1,682.3%, to approximately $21.4 million for the year ended December 31, 2015 compared to approximately $1.2 million for the year ended December 31, 2014. The increase in revenue was primarily attributable to the effects of the commercial agreements associated with the Toledo Storage Facility Acquisition for a full year in 2015. Prior to the Offering and the Acquisitions from PBF, our assets were a part of the integrated operations of PBF Energy, and our Predecessor generally recognized only the costs and did not record revenue associated with the storage services provided to PBF Energy on an intercompany basis. Following the closing of the Offering and the Acquisitions from PBF, our revenues were generated from commercial agreements with PBF Energy.

Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately $0.8 million, or 11.1%, to approximately $8.2 million for the year ended December 31, 2015 compared to approximately $7.4 million for the year ended December 31, 2014. The increase in operating and maintenance expenses was primarily attributable to an increase of approximately $3.1 million in operational support expenses mainly attributed to a full year of operations offset by a decrease of approximately $2.5 million in maintenance labor and materials due to higher costs in the prior year related to the 0.5 million barrel crude storage tank which was placed into service in October 2014. The remaining increase was primarily attributable to increased insurance premiums of approximately $0.2 million. The expenses recognized prior to the Offering and the Acquisitions from PBF were incurred by PBF Energy and were allocated to our Predecessor based on the nature of the expenses and our allocation of PBF Holding’s employee time and headcount. The allocation of employee costs was based on each employee’s compensation plus associated employee benefits. Employee benefits include our share of PBF Holding’s pension benefits and stock-based compensation.

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

Liquidity and Capital Resources

Historically, our Predecessor’s sources of liquidity primarily consisted of funding from PBF Energy. Our cash receipts were deposited in PBF Energy’s bank accounts and all cash disbursements were made from these accounts. Thus, our Predecessor’s financial statements have historically reflected minimal or no cash balances. Following the Offering, we have separate bank accounts, but PBF Energy provides treasury services on the general partner’s behalf under our Omnibus Agreement. Following completion of the Offering and the Acquisitions from PBF, PBF Energy retained the working capital of our Predecessor, as these balances represented assets and liabilities related to our Predecessor’s assets prior to the closing of the Offering and the Acquisitions from PBF.

During 2016, we funded the Plains Asset Purchase and the TVPC Acquisition using approximately $20.0 million of cash on hand, approximately $174.5 million in proceeds from the sale of marketable securities and approximately $78.8 million in net proceeds from the August 2016 Offering. We borrowed approximately $174.7 million of additional debt under our Revolving Credit Facility to repay approximately $174.5 million outstanding under the Term Loan in order to release the approximately $174.5 million in marketable securities that had collateralized the Term Loan. Additionally, we borrowed approximately $20.0 million of incremental debt under our Revolving Credit Facility to repay approximately $20.0 million outstanding under the Term Loan in order to release approximately $20.0 million in marketable securities that had collateralized the Term Loan to fund capital expenditures during 2016.

Refer to Note 3 “Acquisitions” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K for additional information.

At December 31, 2016, we had approximately $189.2 million of borrowings and approximately $3.6 million of letters of credit outstanding under the Revolving Credit Facility, approximately $39.7 million outstanding under the Term Loan and approximately $350.0 million of outstanding 2023 Notes.

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

We have paid, and intend to continue to pay, at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $12.7 million per quarter and approximately $50.8 million per year based on the number of common units, subordinated units and associated IDRs outstanding as of December 31, 2016.

The tables below summarize our 2016 and 2015 quarterly distributions related to our quarterly financial results:

Quarter Ended	Declaration Date	Quarterly Distribution per Common and Subordinated Unit	Quarterly Distribution per Common and Subordinated Unit, Annualized	Total Cash Distribution (in thousands) (a)
December 31, 2016	February 16, 2017	$0.45	$1.80	$20,065
September 30, 2016	October 28, 2016	0.44	1.76	19,486
June 30, 2016	July 29, 2016	0.43	1.72	16,944
March 31, 2016	April 28, 2016	0.42	1.68	16,419
December 31, 2015	February 11, 2016	0.41	1.64	14,681
September 30, 2015	October 29, 2015	0.39	1.56	13,751
June 30, 2015	July 30, 2015	0.37	1.48	12,861
March 31, 2015	April 30, 2015	0.35	1.40	12,026
____________

(a)
Cash distributions are paid in the subsequent quarter for the previous quarter. For year-ended December 31, 2016, total cash distribution was estimated based on vested shares outstanding at the close of business on February 16, 2017, our date of declaration. We do not expect the actual distribution to be materially different.

Credit Facilities

Concurrent with the closing of the Offering, we entered into the Revolving Credit Facility and the Term Loan, each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The maximum amount of the Revolving Credit Facility was increased from approximately $325.0 million to approximately $360.0 million in May 2016. We have the ability to further increase the maximum amount of the Revolving Credit Facility by approximately an additional $240.0 million, to a total facility size of approximately $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. See Note 5 “Debt” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for further information regarding the Revolving Credit Facility and the Term Loan, as well as information pertaining to corresponding financial and other covenants. We are in compliance with our financial and other covenants as of December 31, 2016.

Senior Notes

On May 12, 2015, we and our wholly-owned subsidiary, PBF Logistics Finance Corporation, a Delaware corporation (“PBF Finance,” and together with us, the “Issuers”) issued approximately $350.0 million aggregate principal amount of our 6.875% 2023 Notes. The initial purchasers in the offering purchased approximately $330.1 million aggregate principal amount of our 2023 Notes and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining approximately $19.9 million aggregate principal amount of our 2023 Notes. The Issuers received net proceeds of approximately $343.0 million from the offering after deducting the initial purchasers’ discount and offering expenses.

The 2023 Notes are guaranteed on a senior unsecured basis by all of our wholly-owned subsidiaries. In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. We have the optional redemption rights to repurchase all or a portion of the 2023 Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the 2023 Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in the event of a default as defined in the indenture agreement. In addition, the 2023 Notes contain covenant restrictions limiting our and our restricted subsidiaries’ ability to make certain types of investments, incur additional debt or preferred equity issuances, create liens, make certain payments, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. We are in compliance with the covenants as of December 31, 2016.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by (used in) operating activities	$99,618	$78,546	$12,887
Net cash provided by (used in) investing activities	79,564	(1,349)	(282,734)
Net cash provided by (used in) financing activities	(133,639)	(72,684)	283,937
Net change in cash and cash equivalents	$45,543	$4,513	$14,090

Cash Flows from Operating Activities

Net cash provided by operating activities increased approximately $21.1 million to approximately $99.6 million for the year ended December 31, 2016 compared to approximately $78.5 million for the year ended December 31, 2015. The increase in net cash provided by operating activities was primarily the result of net income and non-cash charges relating to depreciation and amortization, amortization of loan fees and unit-based compensation of approximately $101.8 million for the year ended December 31, 2016, compared to approximately $87.3 million for the year ended December 31, 2015 and a net decrease in the net changes in working capital of approximately $6.6 million primarily driven by the timing of collection of accounts receivables and liability payments.

Net cash provided by operating activities increased approximately $65.7 million to approximately $78.5 million for the year ended December 31, 2015 compared to approximately $12.9 million for the year ended December 31, 2014. The increase in net cash provided by operating activities was primarily the result of net income and non-cash charges relating to depreciation and amortization, amortization of loan fees and unit-based compensation of approximately $87.3 million for the year ended December 31, 2015, compared to approximately $23.8 million for the year ended December 31, 2014 and a net decrease in the net changes in working capital of approximately $2.1 million primarily driven by the timing of collection of accounts receivables and liability payments.

Cash Flows from Investing Activities

Net cash provided by investing activities changed by approximately $80.9 million to approximately $79.6 million for the year ended December 31, 2016 compared to cash flows used in investing activities of approximately $1.3 million for the year ended December 31, 2015. Net cash provided by investing activities for the year ended December 31, 2016, consisted of the net sale of approximately $194.2 million in marketable securities, partially offset by capital expenditures of approximately $114.7 million, inclusive of the Plains Asset Purchase, during the year ended December 31, 2016. Net cash used in investing activities for the year ended December 31, 2015 consisted of capital expenditures of approximately $2.0 million, partially offset by the net sale of approximately $0.7 million in marketable securities.

Net cash used in investing activities decreased approximately $281.4 million to approximately $1.3 million for the year ended December 31, 2015 compared to approximately $282.7 million for the year ended December 31, 2014. The decrease in net cash used in investing activities was a result of the decrease in capital expenditures of approximately $45.8 million and an increase in net purchases of marketable securities of approximately $234.9 million for the year ended December 31, 2015, as compared to the net sale of approximately $0.7 million in marketable securities for the year ended December 31, 2014.

Cash Flows from Financing Activities

Net cash used in financing activities increased approximately $61.0 million to approximately $133.6 million for the year ended December 31, 2016 compared to approximately $72.7 million for the year ended December 31, 2015. The increase in net cash used in financing activities was primarily the result of repayment of our Term Loan of approximately $194.5 million, distributions to PBF LLC related to Acquisitions from PBF of approximately $175.0 million and distributions to unitholders of approximately $67.5 million, partially offset by net borrowings of our Revolving Credit Facility of approximately $164.7 million, net proceeds from the issuance of common units in connection with the April and August 2016 Offerings of approximately $138.4 million and a contribution from our parent of approximately $0.4 million related to the pre-acquisition activities of TVPC. Cash flows used in financing activities for the year ended December 31, 2015 consisted of net repayment of our Revolving Credit Facility of approximately $250.6 million, a distribution to PBF LLC related to the Delaware City Products Pipeline and Truck Rack Acquisition of approximately $112.5 million, distributions to unitholders of approximately $49.5 million, a distribution to parent of approximately $1.0 million related to the pre-acquisition activity of the Delaware City Products Pipeline and Truck Rack, repayment of our Term Loan of approximately $0.7 million, and deferred financing costs of approximately $8.3 million, partially offset by the proceeds from the issuance of the 2023 Notes of approximately $350.0 million.

Net cash used in financing activities changed by approximately $356.6 million to approximately $72.7 million for the year ended December 31, 2015 compared to cash flows provided by financing activities of approximately $283.9 million for the year ended December 31, 2014. Our cash flows used in financing activities for the year ended December 31, 2015, consisted of net repayment of our Revolving Credit Facility of approximately $250.6 million, a distribution to PBF LLC related to the Delaware City Products Pipeline and Truck Rack Acquisition of approximately $112.5 million, distributions to unitholders of approximately $49.5 million, a distribution to parent of approximately $1.0 million related to the pre-acquisition activity of the Delaware City Products Pipeline and Truck Rack, repayment of our Term Loan of approximately $0.7 million, and deferred financing costs of approximately $8.3 million, partially offset by the proceeds from the issuance of the 2023 Notes of approximately $350.0 million. Cash flows provided by financing activities for the year ended December 31, 2014 consisted of the net proceeds from the issuance of common units in the Offering of approximately $341.0 million, net proceeds from the Term Loan of approximately $234.9 million, proceeds from the Revolving Credit Facility of approximately $275.1 million and contributions from PBF LLC of approximately $54.1 million, partially offset by distributions to PBF LLC of approximately $598.7 million, distributions to unitholders of approximately $14.9 million, offering costs of approximately $5.0 million and deferred financing costs of approximately $2.5 million.

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

Capital expenditures for the past three years were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Expansion	$111,760	$220	$43,520
Maintenance	2,920	1,826	4,285
Total capital expenditures	$114,680	$2,046	$47,805

For the year ended December 31, 2016, our capital expenditures were primarily incurred for the maintenance of the Toledo Storage Facility and the Delaware City Products Pipeline, the expansion of the Delaware City Products Pipeline and the acquisition of the East Coast Terminals. For the year ended December 31, 2015, our capital expenditures were primarily incurred for the maintenance of the Delaware City Products Pipeline and the Toledo Storage Facility and pre-acquisition expansion of the Toledo Storage Facility. For the year ended December 31, 2014, our capital expenditures were primarily incurred for the maintenance of the Delaware City Products Pipeline and pre-acquisition expansion of the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and the IPO Assets.

We currently expect to spend an aggregate of between approximately $75.0 million and $100.0 million during 2017 for capital expenditures, inclusive of the two recently announced organic growth projects for the construction of a 625,000 barrel tank at PBF Energy’s Chalmette refinery and the development of a natural gas pipeline to supply PBF Energy’s Paulsboro refinery, of which between approximately $10.0 million and $15.0 million relate to maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through the liquidation of marketable securities. During 2016, we liquidated $20.0 million of marketable securities to fund capital expenditures other than acquisitions. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2017, other than those described above and further in Note 12 “Subsequent Events” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

We have sold, and expect to continue to sell, our U.S. Treasury or other investment grade securities currently used to secure our obligations under the Term Loan over time to fund our capital expenditures, and immediately prior to selling such securities, we expect to continue to repay an equal amount of Term Loan borrowings with borrowings under our Revolving Credit Facility. We may also rely on external sources including other borrowings under our Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion. During the year ended December 31, 2016, we borrowed approximately $194.7 million under the Revolving Credit Facility to repay amounts outstanding under the Term Loan in order to release the marketable securities that had collateralized the Term Loan.

Under our Omnibus Agreement, PBF Energy has agreed to reimburse us for any costs up to $20.0 million per event (net of any insurance recoveries) that we incur for repairs required due to the failure of any Contributed Asset to operate in substantially the same manner and condition as such asset was operating prior to the closing of the Offering and the Acquisitions from PBF during the first five years after the closing of the Offering and the Acquisitions from PBF, and any matters related thereto.

Contractual Obligations

Information regarding our contractual obligations of the types described below as of December 31, 2016, is set forth in the following table:

	Payments Due by Period
	Totals	2017	2018 and 2019	2020 and 2021	2022 and Beyond
	(In thousands)

Long term debt obligation (1)	$578,864	$39,664	$189,200	$—	$350,000
Interest (2)	171,516	30,285	57,012	48,125	36,094
Affiliate - services agreements (3)	116,819	12,086	24,172	24,172	56,389
Environmental obligations (4)	3,779	852	1,300	500	1,127
Operating leases and other (5)	5,253	521	864	730	3,138
Total obligations	$876,231	$83,408	$272,548	$73,527	$446,748
____________________

(1)	No principal amounts are due under our Term Loan, Revolving Credit Facility and 2023 Notes until May 2017.

(2)
Includes interest on our Term Loan, Revolving Credit Facility and 2023 Notes based on outstanding indebtedness as of December 31, 2016. Includes commitment fees on the Revolving Credit Facility through May 2019 using rates in effect at December 31, 2016.

(3)
Includes annual fixed payments under the Omnibus Agreement and the Services Agreement, as well as an estimate of approximately $4.0 million annually of obligations under the Omnibus Agreement to reimburse PBF LLC for salaries and benefit costs of employees who devote more than 50% of their time to us. Obligations under these agreements are expected to continue through the terms of our existing commercial agreements.

(4)
Includes environmental liabilities associated with the East Coast Terminals and the Torrance Valley Pipeline. In accordance with Contribution Agreement V, PBF Holding has indemnified us for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events.

(5)	Includes operating leases and rental and franchise payments to secure right of way access across certain East Coast Terminals and Torrance Valley Pipeline assets with various terms and tenures.

Effects of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities, other than outstanding letters of credit in the amount of approximately $3.6 million and operating leases.

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

Pursuant to the Contribution Agreements entered into in connection with the Offering and the Acquisitions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor’s properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of the Offering and the

Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for (i) certain events and conditions associated with the ownership or operation of our assets that occur, as applicable, after the closing of the each Acquisition from PBF (including the Offering), and (ii) environmental liabilities related to our assets if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of PBF Energy or its employees, including those seconded to us. As a result, we may incur environmental expenses in the future, which may be substantial.

As of December 31, 2016, we have recorded a total liability related to environmental remediation costs of $3.6 million related to the Plains Asset Purchase and the TVPC Acquisition. Refer to Note 9 “Commitments and Contingencies” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K for additional information.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 “Summary of Accounting Policies” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” We prepare our Consolidated Financial Statements in conformity with U.S. GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader’s understanding, management has identified our critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring, at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Unless otherwise noted, estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates is not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.

Business Combinations

We use the acquisition method of accounting for third-party acquisitions for the recognition of assets acquired and liabilities assumed in business combinations at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired. As a result, in the case of significant acquisitions, we obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While our management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

The Acquisitions from PBF were transfers between entities under common control. Accordingly, we record the assets that were acquired from PBF Energy on its consolidated balance sheet at PBF Energy’s historical carrying value rather than fair value as these assets.

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

Environmental Matters

Liabilities for future remediation costs are recorded when environmental assessments and/or remediation efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and the impact that current regulations may have on our remediation plans. The actual settlement of our liability for environmental matters could materially differ from our estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Company refers to ASU 2014-09 and these additional ASUs as the “Updated Revenue Recognition Guidance”).The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or modified retrospective method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have established a working group to assess the Updated Revenue Recognition Guidance, including its impact on our business processes, accounting systems, controls and financial statement disclosures. Our preliminary expectation is that we will adopt this guidance using the modified retrospective method whereby a cumulative effect adjustment is recognized upon adoption and the Updated Revenue Recognition is applied prospectively. It is not anticipated that we will early adopt this new guidance. The working group is in the early stages of its implementation plan and continues to evaluate the impact of this new standard, including certain industry specific issues, on our consolidated financial statements and related disclosures. At this time, we are unable to estimate the full impact of the standard.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. We have established a working group to study the new guidance in ASU 2016-02. This working group was formed during 2016 and has begun the process of compiling a central repository for all leases we, and our subsidiaries, entered into for further analysis as the implementation project progresses. It is not anticipated that we will early adopt this new guidance. The working group continues to evaluate the impact of this new standard on our Consolidated Financial Statements and related disclosures. At this time, we have identified that the most significant impacts of this new guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases.

Refer to Note 3 “Acquisitions” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional Recently Issued Accounting Pronouncements.

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

Debt that we incur under our Revolving Credit Facility and Term Loan bear interest at a variable rate and expose us to interest rate risk. At December 31, 2016, we had $228.9 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $3.3 million change in our interest expense, assuming we were to borrow all $360.0 million under our Revolving Credit Facility and the outstanding balance of our Term Loan was $39.7 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PBF Logistics GP LLC and
Unitholders of PBF Logistics LP

We have audited the accompanying consolidated balance sheets of PBF Logistics LP and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PBF Logistics LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 24, 2017

PBF LOGISTICS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$64,221	$18,678
Marketable securities - current	40,024	—
Accounts receivable - affiliates	37,863	23,949
Accounts receivable	4,294	—
Prepaid expenses and other current assets	1,657	469
Total current assets	148,059	43,096
Property, plant and equipment, net	600,071	145,548
Marketable securities	—	234,258
Total assets	$748,130	$422,902
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$7,631	$3,438
Accounts payable and accrued liabilities	18,371	5,504
Current portion of long-term debt	39,664	—
Deferred revenue	952	—
Total current liabilities	66,618	8,942
Long-term debt	532,011	599,635
Other long-term liabilities	3,161	—
Total liabilities	601,790	608,577

Commitments and contingencies (Note 9)

Equity:
Common unitholders - Public (23,271,174 and 15,924,676 units issued and outstanding, as of December 31, 2016 and 2015, respectively)	434,456	340,317
Common unitholder - PBF LLC (2,572,944 units issued and outstanding)	(193,181)	(248,363)
Subordinated unitholder - PBF LLC (15,886,553 units issued and outstanding)	(276,083)	(277,094)
IDR holder - PBF LLC	1,266	(535)
Total PBF Logistics LP equity	(33,542)	(185,675)
Noncontrolling interest	179,882	—
Total equity	146,340	(185,675)
Total liabilities and equity	$748,130	$422,902

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2016	2015	2014

Revenue:
Affiliate	$175,448	$142,102	$59,403
Third-party	11,887	—	—
Total revenue	187,335	142,102	59,403

Costs and expenses:
Operating and maintenance expenses	44,162	25,255	26,215
General and administrative expenses	16,962	13,889	8,201
Depreciation and amortization	14,156	6,582	4,473
Total costs and expenses	75,280	45,726	38,889

Income from operations	112,055	96,376	20,514

Other expense:
Interest expense, net	(28,755)	(19,939)	(2,307)
Amortization of loan fees	(1,678)	(1,315)	(365)
Net income	81,622	75,122	17,842
Less: Net (loss) income attributable to Predecessor	(5,017)	1,274	(12,122)
Less: Net income attributable to noncontrolling interest	5,679	—	—
Net income attributable to PBF Logistics LP unitholders	$80,960	$73,848	$29,964

Net income per limited partner unit:
Common units - basic	$2.01	$2.18	$0.94
Common units - diluted	2.01	2.18	0.94
Subordinated units- basic and diluted	2.01	2.18	0.93
Weighted average limited partner units outstanding:
Common units - basic	22,288,118	17,956,152	16,167,802
Common units - diluted	22,338,784	17,956,152	16,169,827
Subordinated units- basic and diluted	15,886,553	15,886,553	15,886,553

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in thousands)

	Net Investment	Common Units - Public	Common Units - PBF	Subordinated Units - PBF	IDR	Noncontrolling Interest	Total
Balance at January 1, 2014	$98,369	$—	$—	$—	$—	$—	$98,369
Loss attributable to Predecessor	(12,122)	—	—	—	—	—	(12,122)
Sponsor contributions to the Predecessor	54,077	—	—	—	—	—	54,077
Allocation of Predecessor net investment to unitholders	(30,906)	—	143	30,763	—	—	—
Allocation of DCR West Rack assets acquired to the unitholders	(39,279)	(4,249)	43,528	—	—	—	—
Allocation of Toledo Storage Facility assets acquired to the unitholders	(54,426)	(3,768)	58,194	—	—	—	—
Distribution to PBF LLC related to Offering	—	—	(1,525)	(327,139)	—	—	(328,664)
Distribution to PBF LLC related to Acquisitions from PBF	—	—	(270,000)	—	—	—	(270,000)
Quarterly cash distributions to unitholders	—	(7,397)	(211)	(7,308)	—	—	(14,916)
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	340,957	—	—	—	—	340,957
Net income attributable to PBF Logistics LP unitholders	—	14,740	415	14,809	—	—	29,964
Contributions from PBF LLC	—	—	1,669	—	—	—	1,669
Unit-based compensation expense	—	1,086	—	—	—	—	1,086
Offering costs	—	(5,000)	—	—	—	—	(5,000)
Balance at December 31, 2014	15,713	336,369	(167,787)	(288,875)	—	—	(104,580)
Net income attributable to Delaware City Products Pipeline and Truck Rack	1,274	—	—	—	—	—	1,274
Allocation of Delaware City Products Pipeline and Truck Rack assets acquired to unitholders	(15,975)	(11,390)	27,365	—	—	—	—
Distribution from Delaware City Products Pipeline and Truck Rack	(1,012)	—	—	—	—	—	(1,012)
Distributions to PBF LLC related to the Delaware City Products Pipeline and Truck Rack Acquisition	—	—	(112,500)	—	—	—	(112,500)
Quarterly distributions to unitholders (including IDRs)	—	(23,458)	(3,282)	(22,876)	(535)	—	(50,151)
Net income attributable to PBF Logistics LP unitholders	—	34,606	4,585	34,657	—	—	73,848
Contributions from PBF LLC	—	—	3,256	—	—	—	3,256
Unit-based compensation expense	—	4,279	—	—	—	—	4,279
Other	—	(89)	—	—	—	—	(89)
Balance at December 31, 2015	$—	$340,317	$(248,363)	$(277,094)	$(535)	$—	$(185,675)

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (Continued)
(in thousands)

	Net Investment	Common Units - Public	Common Units - PBF	Subordinated Units - PBF	IDR	Noncontrolling Interest	Total
Balance at January 1, 2016	$—	$340,317	$(248,363)	$(277,094)	$(535)	$—	$(185,675)
Net income attributable to TVPC	(5,017)	—	—	—	—	—	(5,017)
Sponsor contribution	351,475	—	—	—	—	—	351,475
Allocation of TVPC assets acquired to unitholders	(346,458)	—	174,650	(2,158)	—	173,966	—
Distributions to PBF LLC related to the TVPC Acquisition	—	—	(175,000)	—	—	—	(175,000)
Quarterly distributions to unitholders (including IDRs)	—	(33,714)	(4,374)	(27,006)	(3,348)	—	(68,442)
Net proceeds from public offering	—	83,434	54,944	—	—	—	138,378
Net income attributable to PBF Logistics LP unitholders	—	39,840	5,170	31,919	4,031	5,679	86,639
Contributions from PBF LLC	—	—	15	—	—	—	15
Unit-based compensation expense	—	4,360	—	—	—	—	4,360
Other	—	219	(223)	(1,744)	1,118	237	(393)
Balance at December 31, 2016	$—	$434,456	$(193,181)	$(276,083)	$1,266	$179,882	$146,340

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$81,622	$75,122	$17,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,156	6,582	4,473
Amortization of deferred financing fees	1,678	1,315	365
Unit-based compensation expense	4,360	4,279	1,086
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(12,439)	(12,319)	(11,630)
Accounts receivable	(4,294)	—	—
Prepaid expenses and other current assets	3,152	(117)	(296)
Accounts payable - affiliates	3,513	215	3,223
Accounts payable and accrued liabilities	7,920	3,488	(2,176)
Deferred revenue	952	—	—
Other assets and liabilities	(1,002)	(19)	—
Net cash provided by operations	99,618	78,546	12,887

Cash flows from investing activities:
Plains Asset Purchase	(98,373)	—	—
Expenditures for property, plant and equipment	(16,307)	(2,046)	(47,805)
Purchases of marketable securities	(1,909,965)	(2,067,286)	(1,918,637)
Maturities of marketable securities	2,104,209	2,067,983	1,683,708
Net cash provided by (used in) investing activities	79,564	(1,349)	(282,734)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	138,378	—	340,957
Offering costs for issuance of common units	—	—	(5,000)
Distribution to PBF LLC related to Offering	—	—	(328,664)
Distribution to PBF LLC related to Acquisitions	(175,000)	(112,500)	(270,000)
Distributions to unitholders	(67,534)	(49,524)	(14,916)
Distribution to parent	—	(1,036)	—
Contribution from parent	353	—	54,077
Proceeds from issuance of senior notes	—	350,000	—
Proceeds from term loan	—	—	300,000
Repayment of term loan	(194,536)	(700)	(65,100)
Proceeds from revolving credit facility	194,700	24,500	275,100
Repayment of revolving credit facility	(30,000)	(275,100)	—
Deferred financing costs	—	(8,324)	(2,517)
Net cash (used in) provided by financing activities	(133,639)	(72,684)	283,937

Net change in cash and cash equivalents	45,543	4,513	14,090
Cash and cash equivalents at beginning of year	18,678	14,165	75
Cash and cash equivalents at end of period	$64,221	$18,678	$14,165

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$15	$3,256	$32,575
Accrued capital expenditures	1,540	—	39
Cash paid for interest	28,668	17,017	2,153

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and as of December 31, 2016 owned 96.5% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”). As of December 31, 2016, PBF LLC held a 44.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 55.8% limited partner interest owned by public unit holders.

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

Acquisitions in 2016

On April 29, 2016, the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), purchased four refined product terminals (the “East Coast Terminals”), from an affiliate of Plains All American Pipeline, L.P. (the “Plains Asset Purchase”) for an aggregate purchase price of $100,000, less working capital adjustments. This acquisition was accounted for as a business combination under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Refer to Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion regarding the Plains Asset Purchase.

On August 31, 2016, the Partnership, through its wholly-owned subsidiary, PBFX Operating Company LLC (“PBFX Op Co”), acquired a 50% controlling equity interest in Torrance Valley Pipeline Company LLC (“TVPC”), from PBF LLC, for an aggregate purchase price of $175,000 (the “TVPC Acquisition”). TVPC owns the San Joaquin Valley Pipeline system (the “Torrance Valley Pipeline”), which supports PBF Holding’s Torrance Refinery. The Torrance Valley Pipeline consists of the M55, M1 and M70 pipeline systems, including pipeline stations with storage capacity and truck unloading capability. This acquisition is accounted for as a transfer of assets between entities under common control under U.S. GAAP. Refer to Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion regarding the TVPC Acquisition.

Equity Offering

On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51,625, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 Offering”).

On August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, with an underwriter’s option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for a total of 4,375,000 shares and total net proceeds of $86,753, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 Offering”). A portion of the proceeds from the August 2016 Offering were used to fund the TVPC Acquisition.

Subsequent to the Offering, the Acquisitions from PBF (as defined below) and the Plains Asset Purchase, the Partnership continues to generate a substantial majority of its revenue from transactions with PBF Holding.

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

PBFX’s initial assets consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which included a double loop track and ancillary pumping and unloading equipment, which was part of PBF Holding’s Delaware City, Delaware Refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which included lease automatic custody transfer (“LACT”) units, which was part of PBF Holding’s Toledo Refinery, which together with the DCR Rail Terminal, we refer to as the IPO Assets. In separate transactions in 2014 and 2015, the Partnership acquired the Delaware City West Heavy Unloading Rack (the “DCR West Rack”), a heavy crude oil rail unloading facility at the Delaware City Refinery, a tank farm and related facilities located at PBF Energy’s Toledo Refinery (the “Toledo Storage Facility”), a products pipeline and related facilities located at PBF Energy’s Delaware City Refinery (the “Delaware City Products Pipeline”) and a truck rack and related facilities located at PBF Energy’s Delaware City Refinery (the “Delaware City Truck Rack”). The Delaware City Products Pipeline and Delaware City Truck Rack are collectively referred to as the “Delaware City Products Pipeline and Truck Rack”. On August 31, 2016, the Partnership, through its wholly-owned subsidiary, PBFX Op Co, acquired, from PBF LLC, 50% of the issued and outstanding limited liability company interests of TVPC. TVPC owns the Torrance Valley Pipeline, which supports PBF Holding’s Torrance Refinery.

The transactions entered into after the Offering are collectively referred to as “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, Toledo Truck Terminal, DCR West Rack, Toledo Storage Facility, the Delaware Products Pipeline and Truck Rack and the Torrance Valley Pipeline are collectively referred to as the “Contributed Assets.”

The financial statements presented in this Annual Report on Form 10-K include the consolidated financial results of PBF MLP Predecessor (the “Predecessor”), PBFX’s predecessor for accounting purposes, for periods presented through May 13, 2014, and the consolidated financial results of PBFX for the period beginning May 14, 2014, the closing date of the Offering. The balance sheet as of December 31, 2016 and 2015, presents solely the consolidated financial position of PBFX. PBFX recorded the DCR West Rack Acquisition (as defined in Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements), the Toledo Storage Facility Acquisition (as defined in Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements), the Delaware City Products Pipeline and Truck Rack Acquisition (as defined in Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements) and the TVPC Acquisition at PBF Energy’s historical book value, as the acquisitions were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of the Predecessor and PBFX contained herein to include the historical results of the Contributed Assets prior to the effective date of each transaction. The financial statements of our Predecessor and the Contributed Assets have been prepared from the separate records maintained by subsidiaries of PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if they were operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate expenses applicable to PBF Energy as a whole. Refer to Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion. The Consolidated Balance Sheet as of December 31, 2016 also includes an immaterial adjustment to equity to reflect the impact of acceleration of vesting of certain prior year phantom unit awards.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

2. SUMMARY OF ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Combinations

The Partnership uses the acquisition method of accounting for third-party acquisitions for the recognition of assets acquired and liabilities assumed in business combinations at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired. As a result, in the case of significant acquisitions, the Partnership obtains the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While the Partnership’s management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

The Acquisitions from PBF were transfers between entities under common control. Accordingly, the Partnership records the assets that were acquired from PBF Energy on its consolidated balance sheet at PBF Energy’s historical carrying value rather than fair value as these assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less, but exclude debt or equity securities classified as marketable securities.

Marketable Securities

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX’s investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs (as defined below). The terms of the marketable securities range from one to three months and are classified on the balance sheet as current assets. The gross unrecognized holding gains and losses as of December 31, 2016 and 2015 were not material. As of December 31, 2016, these investments are used as collateral to secure the Term Loan (as defined below) and are intended to be used only to fund future capital expenditures.

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

Product Imbalances

The Partnership incurs product imbalances as a result of tank storage volume fluctuations within the East Coast Terminals. Fluctuations are due to differences in the measurements of actual product stored as compared to total consigned volumes per the customer. The Partnership uses a year-to-date weighted average market price to value our assets and liabilities related to product imbalances. Product imbalance liabilities are included in “Accounts payable and accrued liabilities” and product imbalance assets are included in “Prepaid expenses and other current assets” in the consolidated balance sheets. As of and for the period ended December 31, 2016, the imbalance amounts were immaterial.

Environmental Matters

Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and the impact that current regulations may have on our remediation plans. The measurement of environmental remediation liabilities may be discounted to reflect the time value of money if the aggregate amount and timing of cash payments of the liabilities are fixed or reliably determinable. The actual settlement of PBFX’s liability for environmental matters could materially differ from its estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Revenue Recognition

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, storing and pipeline services based on the greater of contractual minimum volume commitments (“MVCs”) or the delivery of actual volumes transferred based on contractual rates applied to throughput volumes. Prior to the Offering and effective date of the Acquisitions from PBF, PBFX’s assets were part of the integrated operations of PBF Energy. With the exception of the Delaware City Products Pipeline, the operation of our assets did not generate third-party or inter-entity revenue. The Predecessor, with the exception of the revenue generated by the Delaware Products Pipeline prior to August 2013, generally recognized only the costs and did not record revenue associated with the receiving, handling, storing and transferring services provided to PBF Energy on an intercompany basis. Following the closing of the Offering and Acquisitions from PBF, PBFX’s revenues were generated by commercial agreements with subsidiaries of PBF Energy. In addition, subsequent to the Plains Asset Purchase, PBFX has begun to generate third-party revenue related to the East Coast Terminals. Revenues at the East Coast Terminals are recognized as products are shipped through or stored at our terminals. Billings to customers for throughput services at the East Coast Terminals are billed monthly for actual totals shipped through our terminals. A portion of our fee-based agreements provide for fixed demand charges, which are recognized as revenue pursuant to the contract terms. Billings to customers for tank lease obligations at the East Coast Terminals occur in the prior month and are recorded as deferred revenue which is recognized in the period in which the customer receives such storage services.

Unit-Based Compensation

PBF GP provides unit-based compensation to certain officers, non-employee directors and seconded employees of our general partner or its affiliates, consisting of phantom units. The fair value of PBFX’s phantom units are measured based on the fair market value of the underlying common units on the date of the grant based on the common unit closing price on the grant date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period using the straight-line method. Awards typically vest over a four year service period, subject to acceleration if certain conditions are met. The phantom unit awards may be settled in common units, cash or a combination of both. Expenses related to unit-based compensation are included in general and administrative expenses.

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

Prior to May 14, 2014, PBF Energy owned all of the limited partner interest in PBFX and, accordingly, PBFX did not calculate or report net income per unit. Net income (loss) attributable to the Acquisitions from PBF prior to each Effective Date was allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss), therefore there is no retrospective adjustment to previously reported net income per unit.

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

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Company refers to ASU 2014-09 and these additional ASUs as the “Updated Revenue Recognition Guidance”).The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or modified retrospective method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership has established a working group to assess the Updated Revenue Recognition Guidance, including its impact on the Partnership’s business processes, accounting systems, controls and financial statement disclosures. The Partnership’s preliminary expectation is that it will adopt this guidance using the modified retrospective method whereby a cumulative effect adjustment is recognized upon adoption and the Updated Revenue Recognition is applied prospectively. It is not anticipated that the Partnership will early adopt this new guidance. The working group is in the early stages of its implementation plan and continues to evaluate the impact of this new standard, including certain industry specific issues, on the Partnership’s consolidated financial statements and related disclosures. At this time, The Partnership is unable to estimate the full impact of the standard.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Partnership has established a working group to study the new guidance in ASU 2016-02. This working group was formed during 2016 and has begun the process of compiling a central repository for all leases the Partnership, and its subsidiaries entered into for further analysis as the implementation project progresses. It is not anticipated that the Partnership will early adopt this new guidance. The working group continues to evaluate the impact of this new standard on the Partnership’s Consolidated Financial Statements and related disclosures. At this time, the Partnership has identified that the most significant impacts of this new guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which is intended to simplify certain aspects of the accounting for share-based payments to employees including allowing companies to elect to recognize forfeitures as they occur rather than estimate them. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Partnership is currently evaluating the impact of this new standard on its Consolidated Financial Statements and related disclosures.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016- 16”), which reduces the existing diversity in practice in how income tax consequences of an intra-entity transfer of an asset other than inventory should be recognized. The amendments in ASU 2016-16 require an entity to recognize such income tax consequences when the intra-entity transfer occurs rather than waiting until such time as the asset has been sold to an outside party. The amendments do not contain any new disclosure requirements but point out that certain existing income tax disclosures might be applicable in the period an intra-entity transfer of an asset other than inventory occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual statements have not been issued. The Partnership is currently evaluating the impact of this new standard on its Consolidated Financial Statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this ASU do not change the characteristics of a primary beneficiary in current U.S. GAAP. The amendments in this ASU require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Partnership is currently evaluating the impact of this new standard on its Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under ASU 2017-01, it is expected that the definition of a business will be narrowed and more consistently applied. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. The Company will apply the provisions of this guidance for determining if it has acquired a business or a set of assets for future acquisitions, if any, after it becomes effective.

3. ACQUISITIONS

Third-Party Acquisition

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

The aggregate purchase price for the Plains Asset Purchase was $100,000, less working capital adjustments. The consideration was funded by the Partnership with $98,336 in proceeds from the sale of marketable securities. The Partnership borrowed an additional $98,500 under its Revolving Credit Facility (as defined in Note 5 “Debt” of the Notes to Consolidated Financial Statements), which was used to repay $98,336 of its Term Loan (as defined in Note 5 “Debt” of the Notes to Consolidated Financial Statements) in order to release $98,336 in marketable securities that had collateralized the Term Loan. Subsequent to the closing of the Plains Asset Purchase, the Partnership recorded an adjustment to the preliminary estimate for working capital of $37 as an increase to Prepaid expenses and other current assets. The final purchase price and fair value allocation were completed as of December 31, 2016.

PBFX accounted for the Plains Asset Purchase as a business combination under U.S. GAAP whereby the Partnership recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The final purchase price and its allocation are dependent on final reconciliations of working capital and other items subject to agreement by both parties.

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price	$100,000
Working capital adjustments	(1,627)
Total consideration	$98,373

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Prepaid expenses and other current assets	$4,221
Property, plant and equipment	99,342
Accounts payable and accrued expenses	(3,174)
Other long-term liabilities	(2,016)
Fair value of net assets acquired	$98,373

The Partnership’s Consolidated Financial Statements for the year-ended December 31, 2016 include the results of operations of the East Coast Terminals since April 29, 2016 during which period the East Coast Terminals contributed affiliate revenue of $3,303, third-party revenue of $11,871 and net income of $5,133. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the Plains Asset Purchase occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Plains Asset Purchase financing.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Year Ended December 31, 2016	Year Ended December 31, 2015
(Unaudited)
Pro forma revenues	$194,129	$159,474
Pro forma net income attributable to PBF Logistics LP unitholders:	86,059	68,819
Pro forma net income per limited partner unit:
Common units - basic	$2.11	$1.84
Common units - diluted	2.11	1.84
Subordinated units - basic and diluted	2.11	1.84

Acquisitions from PBF

TVPC Acquisition

On August 31, 2016, the Partnership entered into a contribution agreement with PBF LLC (the “Contribution Agreement V”). Pursuant to Contribution Agreement V, the Partnership, through its wholly-owned subsidiary, PBFX Op Co, acquired from PBF LLC, 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the Torrance Valley Pipeline, which supports PBF Holding’s Torrance Refinery. The Torrance Valley Pipeline consists of the M55, M1 and M70 pipeline systems, including pipeline stations with storage capacity and truck unloading capability.

Total consideration paid to PBF LLC was $175,000. The consideration was funded by the Partnership with $20,000 of cash on hand, $76,200 in proceeds from the sale of marketable securities, and $78,800 in net proceeds from the August 2016 Equity Offering. The Partnership borrowed an additional $76,200 under its Revolving Credit Facility (as defined in Note 5 “Debt” of the Notes to Consolidated Financial Statements), which was used to repay $76,200 of its Term Loan (as defined in Note 5 “Debt” of the Notes to Consolidated Financial Statements) in order to release $76,200 in marketable securities that had collateralized the Term Loan.

The following table summarizes the preliminary fair values of the assets and liabilities as of July 1, 2016, the acquisition date of the Torrance Valley Pipeline, which was included in the acquisition by PBF Energy of the Torrance Refinery and related logistical assets. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Fair Value Allocation
Property, plant and equipment	$351,475
Other long-term liabilities	(1,475)
Fair value of net assets acquired	$350,000

The Partnership’s Consolidated Financial Statements for the year-ended December 31, 2016 include the results of operations of TVPC since July 1, 2016, including the historical results prior to its acquisition on August 31, 2016, during which period TVPC contributed affiliate revenue of $24,717 and net income of $6,341. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the TVPC Acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the TVPC Acquisition financing.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Year Ended December 31, 2016	Year Ended December 31, 2015
(Unaudited)
Pro forma revenues	$235,052	$213,678
Pro forma net income attributable to PBF Logistics LP unitholders:	90,967	92,280
Pro forma net income per limited partner unit:
Common units - basic	$2.18	$2.38
Common units - diluted	2.18	2.38
Subordinated units - basic and diluted	2.18	2.38

Delaware City Products Pipeline and Truck Rack Acquisition

On May 5, 2015, the Partnership entered into a contribution agreement between the Partnership and PBF LLC (the “Contribution Agreement IV”). Pursuant to the terms of the Contribution Agreement IV, PBF LLC contributed to the Partnership all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC (“DPC”) and Delaware City Logistics Company LLC (“DCLC”), whose assets consist of a products pipeline, truck rack and related facilities located at PBF Energy’s Delaware City Refinery for total consideration payable to PBF LLC of $143,000, consisting of $112,500 of cash and $30,500 of Partnership common units, or 1,288,420 common units (the “Delaware City Products Pipeline and Truck Rack Acquisition”). The cash consideration was funded by the Partnership with $88,000 in proceeds from the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), sale of approximately $700 in marketable securities and $23,800 in borrowings under the Partnership’s Revolving Credit Facility. The Delaware City Products Pipeline and Truck Rack Acquisition closed on May 15, 2015. The Partnership borrowed an additional $700 under its Revolving Credit Facility to repay $700 of its outstanding Term Loan in order to release the $700 in marketable securities that had collateralized PBFX’s Term Loan.

Toledo Storage Facility Acquisition

On December 2, 2014, the Partnership entered into a Contribution Agreement with PBF LLC (the “Contribution Agreement III”). Pursuant to the terms of the Contribution Agreement III, PBF LLC contributed to the Partnership all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC (“Toledo Terminaling”), whose assets consist of a tank farm and related facilities located at PBF Energy’s Toledo Refinery, including a propane storage and loading facility, for total consideration payable to PBF LLC of $150,000, consisting of $135,000 of cash and $15,000 of Partnership common units, or 620,935 common units (the “Toledo Storage Facility Acquisition”). The Toledo Storage Facility Acquisition closed on December 11, 2014. The cash consideration was funded by the Partnership from the proceeds from the sale of $30,000 in marketable securities and $105,000 in borrowings under the Revolving Credit Facility. The Partnership borrowed an additional $30,000 under its Revolving Credit Facility to repay $30,000 of its Term Loan in order to release the $30,000 in marketable securities that had collateralized the Term Loan.

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

As the Acquisitions from PBF were considered transfers of businesses between entities under common control, the TVPC assets and liabilities were transferred at their historical carrying value, whose net value was $345,989 as of August 31, 2016, of which 50% was allocated to noncontrolling interest in equity (“NCI”). The Delaware City Products Pipeline and Truck Rack were transferred at their historical carrying value of $15,975 on May 15, 2015, the Toledo Storage Facility was transferred at its historical carrying value of $54,426 on December 11, 2014, and the DCR West Rack was transferred at its historical carrying value of $39,279 on September 30, 2014, The historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of the DCR West Rack, Toledo Storage Facility, Delaware City Products Pipeline and Truck Rack and TVPC with 50% of net income of TVPC allocated to NCI as if it was owned by the Partnership for all periods presented. Net income (loss) attributable to the DCR West Rack, Toledo Storage Facility, Delaware City Products Pipeline and Truck Rack and TVPC prior to their respective effective dates were allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss), therefore there is no retrospective adjustment to net income per unit.

PBFX’s Consolidated Financial Statements include TVPC, a variable interest entity with the interest in TVPC not owned by PBFX reflected as a reduction to net income and equity as a noncontrolling interest. In accordance with the Amended and Restated Limited Liability Company Agreement of TVPC (the “TVPC LLC Agreement”), PBFX Op Co serves as TVPC’s managing member. PBFX, through its ownership of PBFX Op Co, has the sole ability to direct the activities of TVPC that most significantly impact its economic performance. PBFX is also considered to be the primary beneficiary for accounting purposes and as a result fully consolidates TVPC. TVPC provides transportation and storage services to PBF Holding, primarily under fee-based contracts.

Acquisition Expenses

PBFX incurred acquisition related costs of $3,522 for the year ended December 31, 2016, consisting primarily of consulting and legal expenses related to the Plains Asset Purchase, the TVPC Acquisition and other pending and non-consummated acquisitions. Acquisition related costs were $830 for the year ended December 31, 2015, primarily related to the Delaware City Products Pipeline and Truck Rack acquisition. Acquisition related costs were $1,100 for the year ended December 31, 2014 primarily related to the DCR West Rack and the Toledo Storage Facility acquisitions. These costs are included in the consolidated income statement in general and administrative expenses.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, consisted of the following:

	December 31, 2016	December 31, 2015

Land	$99,497	$2,417
Terminals and equipment	165,234	80,718
Pipelines	286,034	18,546
Storage facilities	62,238	60,959
Construction in progress	18,321	5
	631,324	162,645
Accumulated depreciation	(31,253)	(17,097)
Property, plant and equipment, net	$600,071	$145,548

Capitalized interest in connection with construction in progress during 2016 and 2015 was $118 and $0, respectively.

5. DEBT

On May 14, 2014, in connection with the closing of the Offering, the Partnership entered into a five-year, $275,000 senior secured revolving credit facility (the “Revolving Credit Facility”) and a three-year, $300,000 term loan facility (the “Term Loan”), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The Revolving Credit Facility was increased from $275,000 to $325,000 in December 2014 and from $325,000 to $360,000 in May 2016.

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The Partnership can increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $240,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25,000 sublimit for standby letters of credit and a $25,000 sublimit for swingline loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations designated by the Partnership are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on all the Partnership’s assets (including the Partnership’s equity interests in Delaware City Terminaling) and those of the Partnership’s restricted subsidiaries (other than excluded assets and a guaranty of collection from PBF LLC). The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.

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

Additionally, under the terms of the Revolving Credit Facility, the Partnership is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as the Partnership obtains an investment grade credit rating, a Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Facility), of at least 2.50 to 1.00; (b) a Consolidated Total Leverage Ratio (as defined in the Revolving Credit Facility) of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) the Partnership has issued at least $100,000 of unsecured notes, and (ii) in addition to clause (i), upon consummation of a material permitted acquisition (as defined in the Revolving Credit Facility) and for two-hundred seventy days immediately thereafter (an “Increase Period”), if elected by the Partnership by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted Consolidated Total Leverage Ratio shall be increased by 0.50 above the otherwise relevant level (the “Step-Up”), provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up); and (c) after the Partnership has issued at least $100,000 of unsecured notes, a Consolidated Senior Secured Leverage Ratio (as defined in the Revolving Credit Facility) of not greater than 3.50 to 1.00. The Revolving Credit Facility generally prohibits the Partnership from making cash distributions (subject to certain exceptions) except for so long as no default or event of default exists or would be caused thereby, and only to the extent permitted by the partnership agreement, the Partnership may make cash distributions to unitholders up to its the amount of the Partnership’s Available Cash (as defined in the partnership agreement).

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

At December 31, 2016, PBFX had $189,200 of borrowings and $3,610 of letters of credit outstanding under the Revolving Credit Facility and $39,664 outstanding under the Term Loan.

Senior Notes

On May 12, 2015, the Partnership entered into an Indenture (the “Indenture”) among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership (“PBF Finance,” and together with the Partnership, the “Issuers”), the Guarantors (as defined below) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350,000 in aggregate principal amount of  2023 Notes. The initial purchasers in the offering purchased $330,090 aggregate principal amount of 2023 Notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended, and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining $19,910 aggregate principal amount of 2023 Notes in a separate private placement

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

transaction. The Issuers received net proceeds of approximately $343,000 from the offering after deducting the initial purchasers’ discount and offering expenses.

The 2023 Notes are guaranteed on a senior unsecured basis by Delaware City Terminaling, Toledo Terminaling Company LLC (“Toledo Terminaling”), DPC, DCLC, TVPC and PBFX Op Co (collectively, the “Guarantors” and each a “Guarantor”). In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. The 2023 Notes are general senior unsecured obligations of the Issuers and are equal in right of payment with all of the Issuers’ existing and future senior indebtedness, including amounts outstanding under the Revolving Credit Facility and Term Loan. The 2023 Notes are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured debt, including the Revolving Credit Facility and Term Loan, to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of the Partnership’s subsidiaries that do not guarantee the 2023 Notes. The Partnership pays interest on the 2023 Notes semi-annually in cash in arrears on May 15 and November 15 of each year. The 2023 Notes will mature on May 15, 2023. The 2023 Notes will be senior to any future subordinated indebtedness the Issuers may incur.

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

Fair Value Measurement

The estimated fair values of the Revolving Credit Facility and Term Loan approximate their carrying values, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the 2023 Notes, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $346,135 at December 31, 2016. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs, was approximately $578,864 and $574,999 as of December 31, 2016 and $608,700 and $580,422 as of December 31, 2015, respectively.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Debt Maturities

Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2017	$39,664
2018	—
2019	189,200
2020	—
2021	—
Thereafter	350,000
Total debt outstanding	578,864
Unamortized debt issuance costs	(7,189)
Net carrying value of debt	$571,675

6. EQUITY

PBFX had 23,271,174 common units held by the public outstanding as of December 31, 2016. PBF Energy owns 2,572,944 of PBFX’s common units and 15,886,553 of PBFX’s subordinated units constituting an aggregate of 44.2% of PBFX’s limited partner interest as of December 31, 2016. In accordance with the partnership agreement, PBF Energy’s subordinated units will convert into common units on a one-for-one basis once PBFX has met specified distribution targets and successfully completed other tests set forth in the partnership agreement.

Issuance of Additional Interests

The partnership agreement authorizes PBFX to issue an unlimited number of additional partnership interests for the consideration and on the terms and conditions determined by PBFX’s general partner without the approval of the unitholders.

In 2016, the Partnership issued an additional 2,875,000 units in connection with the April 2016 Offering and 4,375,000 units in connection with the August 2016 Offering. It is possible that PBFX will fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests. On May 14, 2015, PBFX partially funded the Delaware City Products Pipeline and Truck Rack Acquisition with $30,500 of Partnership common units, or 1,288,420 common units. During 2014, PBFX partially funded the Acquisitions from PBF with $30,000 of Partnership common units, or 1,210,471 common units.

Additionally, 116,349, 137,007 and 0 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (“LTIP”) vested into common units held by certain directors, officers and current and former employees of our general partner or its affiliates during the year-ended December 31, 2016, 2015 and 2014, respectively.

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash. Refer to Note 7 “Unit-Based Compensation” of the Notes to Consolidated Financial Statements for further information.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Noncontrolling Interest

PBFX’s subsidiary PBFX Op Co holds a 50% controlling interest in TVPC, with the other 50% interest in TVPC held by TVP Holding Company LLC (“TVP Holding”), a subsidiary of PBF Holding. PBFX Op Co is the sole managing member of TVPC. PBFX, through its ownership of PBFX Op Co, consolidates the financial results of TVPC, and records a noncontrolling interest for the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

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

The tables below summarize our 2016 and 2015 quarterly distribution cash declarations, payments and scheduled payments through March 13, 2017:

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	2016
	Declaration Date	Record Date	Payment Date	Quarterly Distribution per Common and Subordinated Unit
First quarter	April 28	May 13	May 31	$0.42
Second quarter	July 29	August 9	August 23	0.43
Third quarter	October 28	November 8	November 22	0.44
Fourth quarter	February 16, 2017	February 27, 2017	March 13, 2017	0.45
Total				$1.74

	2015
	Declaration Date	Record Date	Payment Date	Quarterly Distribution per Common and Subordinated Unit
First quarter	April 30	May 15	May 29	$0.35
Second quarter	July 30	August 14	August 31	0.37
Third quarter	October 29	November 13	November 30	0.39
Fourth quarter	February 11, 2016	February 22, 2016	March 8, 2016	0.41
Total				$1.52

Our distributions are declared subsequent to quarter end. The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Year Ended December 31, 2016	Year Ended December 31, 2015
IDR - PBF LLC	$4,031	$1,118
Limited partners’ distributions:
Common units – public	37,755	24,843
Common units – PBF LLC	4,477	3,911
Subordinated units – PBF LLC	27,642	24,148
Total distributions	73,905	54,020
Total cash distributions (1)	$72,914	$53,319
____________________

(1)	Excludes phantom unit distributions which are accrued and paid upon vesting.

7. UNIT-BASED COMPENSATION

PBF GP’s board of directors adopted the LTIP in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.

Under the LTIP, PBFX issues phantom unit awards to certain directors, officers and seconded employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common units on that date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period of four years, using the straight-line method. Total unrecognized compensation cost related to PBFX’s nonvested phantom units totaled $5,855 as of December 31, 2016, which is expected to be recognized over a weighted-average period of four years. The fair value of nonvested service phantom units outstanding as of December 31, 2016, totaled $12,693.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Unit-based compensation expense related to the Partnership that was included in general and administrative expense in the Partnership’s consolidated statements of operations was $4,360, $4,279 and $1,086 for the year-ended December 31, 2016, 2015 and 2014, respectively.

In the year-ended December 31, 2016, 2015 and 2014, unit-based compensation expense includes $1,123, $1,459 and $0 of expense associated with the accelerated vesting of phantom units in accordance with grant agreements related to the retirement of certain of PBF GP’s officers, respectively.

A summary of PBFX’s unit award activity for the years ended December 31, 2016, 2015 and 2014, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	—	$—
Granted	285,522	26.57
Vested	—	—
Forfeited	(10,000)	26.74
Nonvested at December 31, 2014	275,522	$26.56
Granted	266,360	23.92
Vested	(137,007)	25.83
Forfeited	(1,500)	26.74
Nonvested at December 31, 2015	403,375	$25.06
Granted	284,854	19.95
Vested	(116,349)	25.24
Forfeited	(7,000)	23.20
Nonvested at December 31, 2016	564,880	$22.47

PBFX’s long-term incentive plans provide for the issuance of distribution equivalent rights (“DERs”) in connection with phantom unit awards. A DER entitles the participant, upon vesting of the related phantom units, to a mandatory cash payment equal to the product of the number of vested phantom unit awards and the cash distribution per common unit paid by PBFX to its common unitholders. Cash payments made in connection with DERs are charged to partners’ equity, accrued and paid upon vesting.

8. NET INCOME PER UNIT

Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to PBFX’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.

Diluted net income per unit includes the effects of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. Diluted net income per unit excludes the effects of 324,729, 403,375 and 254,000 phantom units because they were anti-dilutive for the years ended December 31, 2016, 2015 and 2014, respectively. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

In addition to the common and subordinated units, PBFX has also identified the incentive distribution rights as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. In 2016, the Partnership issued 2,875,000 common units in April 2016 in connection with the April 2016 Offering

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

and 4,000,000 units in August 2016 and 375,000, upon exercise of the underwriter’s purchase option, units in September 2016 in connection with the August 2016 Offering. In 2015, the Partnership issued 1,288,420 common units to PBF LLC in conjunction with the Delaware City Products Pipeline and Truck Rack Acquisition. During 2014, the Partnership issued 1,210,471 common units in conjunction with the Acquisitions from PBF.

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the limited partners and IDR holders for that reporting period. The following table shows the calculation of earnings less distributions:

	Year Ended December 31, 2016
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to PBF Logistics LP unitholders:
Distributions declared	$37,755	$4,477	$27,642	$4,031	$73,905
Earnings less distributions	2,085	693	4,277	—	7,055
Net income attributable to PBF Logistics LP unitholders	$39,840	$5,170	$31,919	$4,031	$80,960

Weighted-average units outstanding - basic	19,715,174	2,572,944	15,886,553
Weighted-average units outstanding - diluted	19,765,840	2,572,944	15,886,553

Net income per limited partner unit - basic	$2.01	$2.01	$2.01
Net income per limited partner unit - diluted	$2.01	$2.01	$2.01

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Year Ended December 31, 2015
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to PBF Logistics LP unitholders:
Distributions declared	$24,843	$3,911	$24,148	$1,118	$54,020
Earnings less distributions	9,763	674	10,509	156	21,102
Net income attributable to PBF Logistics LP unitholders	$34,606	$4,585	$34,657	$1,274	$75,122

Weighted-average units outstanding - basic	15,856,217	2,099,935	15,886,553
Weighted-average units outstanding - diluted	15,856,217	2,099,935	15,886,553

Net income per limited partner unit - basic	$2.18	$2.18	$2.18
Net income per limited partner unit - diluted	$2.18	$2.18	$2.18

	Year Ended December 31, 2014
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income (loss) attributable to the Partnership:
Distributions declared	$12,706	$635	$12,551	$—	$25,892
Earnings less distributions	2,034	(220)	2,258	(12,122)	(8,050)
Net income attributable to PBF Logistics LP unitholders	$14,740	$415	$14,809	$(12,122)	$17,842

Weighted-average units outstanding - basic	15,812,500	355,302	15,886,553
Weighted-average units outstanding - diluted	15,814,525	355,302	15,886,553

Net income per limited partner unit - basic	$0.93	$1.17	$0.93
Net income per limited partner unit - diluted	$0.93	$1.17	$0.93

9. COMMITMENTS AND CONTINGENCIES

The DCR Rail Terminal and the DCR West Rack are collocated with the Delaware City Refinery, and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act. In 2013, Delaware City Refinery obtained a permit to allow loading of crude oil onto barges. The issuance of the

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

permit was appealed by environmental interest groups and the Delaware Department of Natural Resources and Environmental Control’s (“DNREC”) issuance was ultimately upheld. On December 23, 2016, Delaware City Refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the Delaware City Refinery. The NOV alleges that Delaware City Refinery made shipments to locations other than the Paulsboro Refinery in violation of the order and requests certain additional information but no penalties have been assessed at this time. On February 7, 2017, the Delaware City Refinery responded to the NOV. On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to Delaware City Refinery allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups and the board has 60 days from the date of the appeal to hold a public hearing and render a final decision. The hearing is scheduled for February 27, 2017.

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

In connection with PBF Holding’s acquisition of the DCR assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retain other historical obligations.

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

In connection with the Plains Asset Purchase, the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $2,173 recorded as of December 31, 2016 represents the present value of expected future costs discounted at a rate of 1.83%. At December 31, 2016, the undiscounted liability is $2,377 and the Partnership expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.

In connection with PBF Holding’s acquisition of the Torrance Refinery and related logistics assets, PBF Holding is responsible for all known and unknown environmental liabilities at each site acquired in connection with the acquisition. The total estimated liability of known environmental obligations associated with the Torrance Valley Pipeline was approximately $1,402 as of December 31, 2016. In accordance with Contribution Agreement V, PBF Holding has indemnified the Partnership for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events, which includes the recorded liability of approximately $1,402. At December 31, 2016, the Partnership expects to make the full aggregate payment for this liability within the next five years. PBFX has recorded a receivable from PBF Holding for such anticipated payments related to the known pre-existing Torrance Valley Pipeline environmental obligations for which PBFX is indemnified.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

10. RELATED PARTY TRANSACTIONS

Commercial Agreements

PBFX currently derives the majority of its revenue from long-term, fee-based agreements with PBF Holding relating to the Contributed Assets, supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. PBFX believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements (as defined in the table below) with PBF Holding relating to the Contributed Assets include:

Service Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	-	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (b)
Torrance Valley Pipeline Transportation Services Agreement- Emido Storage Tank	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility	12/12/2014	10 years	2 x 5	3,849,271 barrels (b)	PBFX or PBF Holding can declare
____________________

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms.

(b)	Reflects the overall capacity of the storage facility. The storage MVC is subject to effective operating capacity of each tank which can be impacted by routine tank maintenance and other factors.

In addition, PBF Holding has commercial agreements in place with respect to the East Coast Terminals having terms ranging from approximately three-months to five-years and includes:

•	tank lease agreements, under which the Partnership provides tank lease services to PBF Holding at the East Coast Terminals, with MVCs of total aggregate shell capacity; and

•
terminaling service agreements, under which the Partnership provides terminaling and other services to PBF Holding at the East Coast Terminals. The terminaling service agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals' Paulsboro, New Jersey location and PBF Holding with a 15,000 bpd MVC.

Omnibus Agreement

PBFX entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding at the closing of the Offering for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions, as well as (i) PBF LLC’s agreement not to compete with the Partnership under certain circumstances, subject to certain exceptions, (ii) the Partnership’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and (iii) a license to use the PBF Logistics trademark and name.

On August 31, 2016, the Partnership entered into the Fourth Amended and Restated Omnibus Agreement (as amended, the “Omnibus Agreement”) in connection with the TVPC Acquisition resulting in an increase to the annual administrative fee to $4,000.

Services Agreement

In connection with the Offering, PBFX entered into an Operation and Management Services and Secondment Agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provides PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air.

On August 31, 2016, the Partnership entered into the Fourth Amended and Restated Services Agreement (as amended, the “Services Agreement”) in connection with the TVPC Acquisition resulting in an increase to the annual fee to $6,386.

The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.

A summary of revenue and expense transactions with our affiliates, including expenses directly charged and allocated to PBFX and our Predecessor, is as follows:

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Year Ended December 31,
	2016	2015	2014
Revenues	$175,448	$142,102	$59,403
Operating and maintenance expenses	5,121	4,533	2,298
General and administrative expenses	4,805	5,297	3,600

11. SEGMENT INFORMATION

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
•the East Coast Terminals, which consist of product tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships; and
•the Torrance Valley Pipeline, which consists of the M55, M1 and M70 pipelines and pipeline stations supporting PBF Holding’s Torrance Refinery.

Our Storage segment consists of the following asset:

•the Toledo Storage Facility, excluding the propane truck loading facility, which services the Toledo Refinery and consists of tanks for storing crude oil, refined products and intermediates.

Revenues are generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for transportation, terminaling and storage of crude oil and refined products. The commercial agreements with PBF Holding are described in Note 10 “Related Party Transactions” of the Notes to Consolidated Financial Statements. The Partnership does not have any foreign operations.

The operating segments adhere to the accounting polices used for the combined Consolidated Financial Statements, as described in Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements. The Partnership’s operating segments are strategic business units that offer different services in different geographical locations. PBFX has evaluated the performance of each segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the operating

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

segment, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with a specific operating segment.

	Year Ended December 31, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$165,524	$21,811	$—	$187,335
Depreciation and amortization expense	11,728	2,428	—	14,156
Income (loss) from operations	118,322	10,695	(16,962)	112,055
Interest expense, net and amortization of loan fees	—	—	30,433	30,433
Capital expenditures, including the Plains Asset Purchase	111,921	2,759	—	114,680

	Year Ended December 31, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$120,750	$21,352	$—	$142,102
Depreciation and amortization expense	3,943	2,639	—	6,582
Income (loss) from operations	99,730	10,535	(13,889)	96,376
Interest expense, net and amortization of loan fees	—	—	21,254	21,254
Capital expenditures	246	1,800	—	2,046

	Year Ended December 31, 2014
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$58,205	$1,198	$—	$59,403
Depreciation and amortization expense	2,694	1,779	—	4,473
Income (loss) from operations	36,655	(7,940)	(8,201)	20,514
Interest expense, net and amortization of loan fees	—	—	2,672	2,672
Capital expenditures	32,279	15,526	—	47,805

	Balance at December 31, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$598,167	$57,375	$92,588	$748,130

	Balance at December 31, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$112,826	$56,846	$253,230	$422,902

12. SUBSEQUENT EVENTS

Cash distribution

On February 16, 2017, PBF GP’s board of directors declared a cash distribution, based on the results of the fourth quarter of 2016, of $0.45 per unit. The distribution is payable on March 13, 2017 to PBFX unitholders of record at the close of business on February 27, 2017.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Contribution Agreement

On February 15, 2017, the Partnership entered into a contribution agreement with PBF LLC pursuant to which PBF LLC has agreed to contribute to the Partnership all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC. The transaction is expected to close on February 28, 2017.

Storage Services Agreement

On February 15, 2017, the Partnership’s wholly-owned subsidiary, PBFX Op Co and PBF Holding entered into a ten-year storage services agreement (the “Chalmette Storage Agreement”) under which the Partnership, through PBFX Op Co, will provide storage services to PBF Holding upon the earlier of November 1, 2017 and the completion of construction of a new tank at PBF Holding’s Chalmette Refinery. PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”) have entered into a twenty-year lease for the premises upon which the tank will be located and a project management agreement pursuant to which Chalmette Refining will manage the construction of the tank.

13. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS

DCLC, DPC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, PLPT, PBFX Op Co and TVPC serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, among the Partnership, PBF Logistics Finance, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.”

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING BALANCE SHEET

	December 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$52,133	$12,088	$—	$—	$64,221
Marketable securities - current	40,024	—	—	—	40,024
Accounts receivable - affiliates	125	37,738	—	—	37,863
Accounts receivable	—	4,294	—	—	4,294
Prepaid expense and other current assets	306	1,351	—	—	1,657
Due from related parties	5,168	246,870	—	(252,038)	—
Total current assets	97,756	302,341	—	(252,038)	148,059
Property, plant and equipment, net	—	600,071	—	—	600,071
Investment in subsidiaries	694,636	—	—	(694,636)	—
Total assets	$792,392	$902,412	$—	$(946,674)	$748,130
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$1,670	$5,961	$—	$—	$7,631
Accounts payable and accrued liabilities	5,719	12,652	—	—	18,371
Current portion of long-term debt	39,664	—	—	—	39,664
Deferred revenue	—	952	—	—	952
Due to related parties	246,870	5,168	—	(252,038)	—
Total current liabilities	293,923	24,733	—	(252,038)	66,618
Long-term debt	532,011	—	—	—	532,011
Other long-term liabilities	—	3,161	—	—	3,161
Total liabilities	825,934	27,894	—	(252,038)	601,790

Commitments and contingencies (Note 9)

Equity:
Net investment	—	694,636	—	(694,636)	—
Common unitholders - Public	434,456	—	—	—	434,456
Common unitholder - PBF LLC	(193,181)	—	—	—	(193,181)
Subordinated unitholder - PBF LLC	(276,083)	—	—	—	(276,083)
IDR holder - PBF LLC	1,266	—	—	—	1,266
Total PBF Logistics LP equity	(33,542)	694,636	—	(694,636)	(33,542)
Noncontrolling Interest	—	179,882	—	—	179,882
Total equity	(33,542)	874,518	—	(694,636)	146,340
Total liabilities and equity	$792,392	$902,412	$—	$(946,674)	$748,130

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2016
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue
Affiliate	$—	$175,448	$—	$—	$175,448
Third-party	—	11,887	—	—	11,887
Total revenue	—	187,335	—	—	187,335

Costs and expenses
Operating and maintenance expenses	—	44,162	—	—	44,162
General and administrative expenses	16,609	353	—	—	16,962
Depreciation and amortization	—	14,156	—	—	14,156
Total costs and expenses	16,609	58,671	—	—	75,280

Income (loss) from operations	(16,609)	128,664	—	—	112,055

Other income (expense)
Equity in earnings	128,664	—	—	(128,664)	—
Interest expense, net	(28,755)	—	—	—	(28,755)
Amortization of loan fees	(1,678)	—	—	—	(1,678)
Net income (loss)	81,622	128,664	—	(128,664)	81,622
Less: Net loss attributable to Predecessor	—	(5,017)	—	—	(5,017)
Less: Net income attributable to noncontrolling interest	—	5,679	—	—	5,679
Net income attributable to PBF Logistics LP unitholders	$81,622	$128,002	$—	$(128,664)	$80,960

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2015
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue
Affiliate	$—	$142,102	$—	$—	$142,102
Third-party	—	—	—	—	—
Total revenue	—	142,102	—	—	142,102

Costs and expenses
Operating and maintenance expenses	—	25,255	—	—	25,255
General and administrative expenses	13,408	481	—	—	13,889
Depreciation and amortization expense	—	6,582	—	—	6,582
Total costs and expenses	13,408	32,318	—	—	45,726

Income (loss) from operations	(13,408)	109,784	—	—	96,376

Other income (expenses)
Equity in earnings	109,797	—	—	(109,797)	—
Interest expenses net	(19,952)	13	—	—	(19,939)
Amortization of loan fees	(1,315)	—	—	—	(1,315)
Net income (loss)	75,122	109,797	—	(109,797)	75,122
Less: Net income attributable to Predecessor	—	1,274	—	—	1,274
Net income attributable to PBF Logistics LP unitholders	$75,122	$108,523	$—	$(109,797)	$73,848

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2014
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue
Affiliate	$1,905	$57,498	$—	$—	$59,403
Third-party	—	—	—	—	—
Total revenue	1,905	57,498	—	—	59,403

Costs and expenses
Operating and maintenance expenses	185	26,030	—	—	26,215
General and administrative expenses	6,386	1,815	—	—	8,201
Depreciation and amortization expense	27	4,446	—	—	4,473
Total operating costs and expenses	6,598	32,291	—	—	38,889

Income (loss) from operations	(4,693)	25,207	—	—	20,514

Other income (expenses)
Equity in earnings	25,212	—	—	(25,212)	—
Interest expenses net	(2,312)	5	—	—	(2,307)
Amortization of loan fees	(365)	—	—	—	(365)
Net income (loss)	17,842	25,212	—	(25,212)	17,842
Less: Net income attributable to Predecessor	—	(12,122)	—	—	(12,122)
Net income attributable to PBF Logistics LP unitholders	$17,842	$37,334	$—	$(25,212)	$29,964

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$81,622	$128,664	$—	$(128,664)	$81,622
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	14,156	—	—	14,156
Amortization of deferred financing fees	1,678	—	—	—	1,678
Unit-based compensation expense	4,360	—	—	—	4,360
Equity in earnings	(128,664)	—	—	128,664	—
Changes in current assets and current liabilities:
Accounts receivable- affiliates	(125)	(12,314)	—	—	(12,439)
Accounts receivable	—	(4,294)	—	—	(4,294)
Prepaid expenses and other current assets	(71)	3,223	—	—	3,152
Accounts payable- affiliates	1,096	2,417	—	—	3,513
Accounts payable and accrued liabilities	(211)	8,131	—	—	7,920
Amounts due to/from related parties	115,616	(115,616)	—	—	—
Deferred revenue	—	952	—	—	952
Other assets and liabilities	(672)	(330)	—	—	(1,002)
Net cash provided by operating activities	74,629	24,989	—	—	99,618

Cash flows from investing activities:
Plains Asset Purchase	(98,373)	—	—	—	(98,373)
Expenditures for property, plant and equipment	—	(16,307)	—	—	(16,307)
Purchases of marketable securities	(1,909,965)	—	—	—	(1,909,965)
Maturities of marketable securities	2,104,209	—	—	—	2,104,209
Investment in subsidiaries	(3,053)	—	—	3,053	—
Net cash provided by (used in) investing activities	92,818	(16,307)	—	3,053	79,564

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	138,378	—	—	—	138,378
Distribution to PBF LLC related to acquisitions	(175,000)	—	—	—	(175,000)
Distributions to unitholders	(67,534)	—	—	—	(67,534)
Contribution from parent	—	3,406	—	(3,053)	353
Repayment of term loan	(194,536)	—	—	—	(194,536)
Proceeds from revolving credit facility	194,700	—	—	—	194,700
Repayment of revolving credit facility	(30,000)	—	—	—	(30,000)
Net cash (used in) provided by financing activities	(133,992)	3,406	—	(3,053)	(133,639)

Net change in cash and cash equivalents	33,455	12,088	—	—	45,543
Cash and equivalents, beginning of period	18,678	—	—	—	18,678
Cash and equivalents, end of period	$52,133	$12,088	$—	$—	$64,221

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$75,122	$109,797	$—	$(109,797)	$75,122
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	6,582	—	—	6,582
Amortization of deferred financing fees	1,315	—	—	—	1,315
Unit-based compensation expense	4,279	—	—	—	4,279
Equity in earnings	(109,797)	—	—	109,797	—
Changes in current assets and current liabilities:
Accounts receivable- affiliates	—	(12,319)	—	—	(12,319)
Prepaid expenses and other current assets	(66)	(51)	—	—	(117)
Accounts payable- affiliates	93	122	—	—	215
Accounts payable and accrued liabilities	3,419	69	—	—	3,488
Amounts due to/from related parties	101,938	(101,938)	—	—	—
Other assets and liabilities	(19)	—	—	—	(19)
Net cash provided by operating activities	76,284	2,262	—	—	78,546

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(2,046)	—	—	(2,046)
Purchases of marketable securities	(2,067,286)	—	—	—	(2,067,286)
Maturities of marketable securities	2,067,983	—	—	—	2,067,983
Investment in subsidiaries	(820)	—	—	820	—
Net cash (used in) provided by investing activities	(123)	(2,046)	—	820	(1,349)

Cash flows from financing activities:
Distribution to PBF LLC related to acquisitions	(112,500)	—	—	—	(112,500)
Distributions to unitholders	(49,524)	—	—	—	(49,524)
Distribution to Parent	—	(1,036)	—	—	(1,036)
Contribution from issuer	—	820	—	(820)	—
Proceeds from issuance of senior notes	350,000	—	—	—	350,000
Repayment of term loan	(700)	—	—	—	(700)
Proceeds from revolving credit facility	24,500	—	—	—	24,500
Repayment of revolving credit facility	(275,100)	—	—	—	(275,100)
Deferred financing costs	(8,324)	—	—	—	(8,324)
Net cash used in financing activities	(71,648)	(216)	—	(820)	(72,684)

Net change in cash and cash equivalents	4,513	—	—	—	4,513
Cash and equivalents, beginning of period	14,165	—	—	—	14,165
Cash and equivalents, end of period	$18,678	$—	$—	$—	$18,678

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF

	Year Ended December 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$17,842	$25,212	$—	$(25,212)	$17,842
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	27	4,446	—	—	4,473
Amortization of deferred financing fees	365	—	—	—	365
Unit-based compensation expense	1,086	—	—	—	1,086
Equity in earnings	(25,212)	—	—	25,212	—
Changes in current assets and current liabilities:
Accounts receivable- affiliates	—	(11,630)	—	—	(11,630)
Prepaid expenses and other current assets	(224)	(72)	—	—	(296)
Accounts payable- affiliates	481	2,742	—	—	3,223
Accounts payable and accrued liabilities	721	(2,897)	—	—	(2,176)
Amounts due to/from related parties	24,148	(24,148)	—	—	—
Net cash provided by (used in) operating activities	19,234	(6,347)	—	—	12,887

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(47,805)	—	—	(47,805)
Purchases of marketable securities	(1,918,637)	—	—	—	(1,918,637)
Maturities of marketable securities	1,683,708	—	—	—	1,683,708
Net cash used in investing activities	(234,929)	(47,805)	—	—	(282,734)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	340,957	—	—	—	340,957
Offering costs for issuance of common units	(5,000)	—	—	—	(5,000)
Distribution to PBF LLC related to Offering	(328,664)	—	—	—	(328,664)
Distribution to PBF LLC related to acquisitions	(270,000)	—	—	—	(270,000)
Distributions to unitholders	(14,916)	—	—	—	(14,916)
Contribution from Parent	—	54,077	—	—	54,077
Proceeds from term loan	300,000	—	—	—	300,000
Repayment of term loan	(65,100)	—	—	—	(65,100)
Proceeds from revolving credit facility	275,100	—	—	—	275,100
Deferred financing costs	(2,517)	—	—	—	(2,517)
Net cash provided by financing activities	229,860	54,077	—	—	283,937

Net change in cash and cash equivalents	14,165	(75)	—	—	14,090
Cash and equivalents, beginning of period	—	75	—	—	75
Cash and equivalents, end of period	$14,165	$—	$—	$—	$14,165

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2016 and 2015 (in thousands, except per unit amounts).

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$36,549	$40,659	$48,433	$61,694
Income from operations	26,323	23,888	26,060	35,784
Net income	19,094	16,254	18,364	27,910
Net income attributable to PBF Logistics LP unitholders	19,094	16,254	20,874	24,738
Net income per limited partner unit:
Common (basic)	$0.53	$0.41	$0.50	$0.57
Common (diluted)	$0.53	$0.41	$0.50	$0.57
Subordinated - PBF LLC (basic and diluted)	$0.53	$0.41	$0.50	$0.57

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$32,846	$34,868	$37,082	$37,306
Income from operations	19,717	24,734	27,463	24,462
Net income	17,762	19,804	20,283	17,273
Net income attributable to PBF Logistics LP unitholders	16,709	19,583	20,283	17,273
Net income per limited partner unit:
Common (basic)	$0.51	$0.58	$0.59	$0.50
Common (diluted)	$0.51	$0.58	$0.59	$0.50
Subordinated - PBF LLC (basic and diluted)	$0.51	$0.58	$0.59	$0.50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX’s management, including PBFX’s principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2016. Based on that evaluation, PBFX’s principal executive officer and the principal financial officer have concluded that PBFX’s disclosure controls and procedures are effective at the reasonable assurance level.

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

On April 29, 2016, PBFX’s wholly-owned subsidiary, PLPT, completed the Plains Asset Purchase, which consisted of the East Coast Terminals. PBFX is in the process of integrating the East Coast Terminals’ operations, including internal controls over financial reporting. The East Coast Terminals account for 16% of the Partnership’s total assets and 8% of total revenues of the Partnership as of and for the year ended December 31, 2016. On August 31, 2016, PBFX’s wholly-owned subsidiary, PBFX Op Co, acquired a 50% controlling equity interest in TVPC. PBFX is in the process of integrating TVPC’s operations, including internal controls over financial reporting. TVPC accounts for 49% of the Partnership’s total assets and 13% of total revenues of the Partnership as of and for the year ended December 31, 2016.There has been no other change in PBFX’s internal controls over financial reporting during the year-ended December 31, 2016 that has materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, management concluded that as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

Certain of our general partner’s affiliates’ employees are seconded to us pursuant to the Services Agreement. These seconded employees provide operating, routine maintenance and other services with respect to the assets owned and operated by us under our direction, supervision and control pursuant to the Services Agreement. We sometimes refer to these individuals in this Form 10-K as our employees because they provide services to us directly.

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

Meetings of the Board of Directors

During the last fiscal year, the board of directors of our general partner had seven meetings, while the audit committee had four meetings and the conflicts committee had thirteen meetings. All directors have access to members of management and a substantial amount of information transfer and informal communication occurs between meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board of directors of our general partner on which the director served. Under our corporate governance guidelines, executive sessions of the non-management directors are held periodically as part of the routine activities and deliberation of the board of directors. The non-management directors determine among themselves who shall preside at such meetings. The non-management directors may request that certain employees and executive officers of our general partner and/or PBF Energy and other advisers and consultants to make presentations or participate in discussions at such meetings. To the extent this group of non-management directors does not also meet the independence standards of the NYSE, the directors who do meet such independence requirements shall also meet in executive sessions at least once a year.

Directors and Executive Officers of PBF Logistics GP, LLC

The following table shows information for the executive officers and directors of our general partner as of February 24, 2017. Directors are elected by the board members of our general partner and are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, retirement, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Some of our directors and all of our executive officers also serve as executive officers of PBF Energy.

	Age
Name	(as of December 31, 2016)	Position with PBF Logistics GP, LLC
Thomas J. Nimbley	65	Chief Executive Officer and Chairman of the Board of Directors
Matthew C. Lucey	43	Executive Vice President and Director
Trecia Canty	47	Senior Vice President, General Counsel and Secretary
C. Erik Young	39	Senior Vice President, Chief Financial Officer and Director
Michael D. Gayda	62	Director
Bruce A. Jones	63	Director
George E. Ogden	74	Director
David Roush	63	Director

Thomas J. Nimbley was appointed Chairman of the Board of Directors of our general partner in July 2016 and serves as the Chief Executive Officer. Mr. Nimbley has served as the Chief Executive Officer of PBF Energy and its subsidiaries since June 2010 and was the Executive Vice President, Chief Operating Officer of PBF Energy from March 2010 through June 2010. Prior to joining PBF Energy, Mr. Nimbley served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips Petroleum Company (“Phillips”) and subsequently Senior Vice President and head of Refining for ConocoPhillips (“ConocoPhillips”) domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco Corporation (“Tosco”) in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.

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

Trecia Canty was appointed Senior Vice President and General Counsel of our general partner in September 2015. Ms. Canty joined PBF Energy in November 2012 and has led the Company’s commercial and finance legal operations. Effective October 2014, she served as our Vice President, Senior Deputy General Counsel and Assistant Secretary. Prior to joining the Company, Ms. Canty served as Associate General Counsel, Corporate and Assistant

Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to the midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was an associate with Cleary, Gottlieb, Steen & Hamilton. Ms. Canty has over 20 years of experience focused on energy, mergers and acquisition, securities, finance and corporate matters.

C. Erik Young was appointed a Director of our general partner in October 2016 and serves as the Senior Vice President and Chief Financial Officer. Mr. Young has served as the Senior Vice President and Chief Financial Officer of our general partner and of PBF Energy effective April 1, 2014. Mr. Young previously served as Director, Strategic Planning at PBF Energy since December 2010, where he was responsible for both corporate development and capital markets initiatives for PBF Energy. Prior to joining the Company, Mr. Young spent eleven years in corporate finance, strategic planning and mergers and acquisitions roles across a variety of industries. He began his career in investment banking before joining J.F. Lehman & Company, a private equity investment firm, in 2001.

Michael D. Gayda was appointed a Director of our general partner in 2013. Mr. Gayda previously also served as President of our general partner and of PBF Energy until his retirement in January 2015. Since February 2015, Mr. Gayda has served as a consultant and arbiter on U.S. and international energy matters. Mr. Gayda joined PBF Energy as Executive Vice President, General Counsel and Secretary in April 2010 and served as its President from June 2010 until his retirement in 2015 and was a director from inception until October 2009. Prior thereto, from May 2006 until January 2010 Mr. Gayda served as Executive Vice President, General Counsel and Secretary of Petroplus. Prior to Petroplus, he served as an executive officer of Premcor Inc. (“Premcor”) until its sale to Valero in August 2005 and as General Counsel-Refining for Phillips 66 Company, a division of Phillips, following Phillips’ acquisition of Tosco in September 2001. Mr. Gayda previously served as a Vice President of certain of Tosco’s subsidiaries.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our general partner’s officers and directors and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3 and 4, including any amendments, filed with the SEC in 2016 (no Forms 5, or any amendments, were filed with respect to 2016), all required report filings by our (or our general partner’s) directors and executive officers and greater than 10% affiliated beneficial owners were timely made.

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

Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s compensation programs and the key executive compensation decisions that were made for 2016. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2016 were as follows:

•	Thomas D. O’Malley, Former Chairman of the Board of Directors (through June 30, 2016)

•	Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors (since July 1, 2016)

•	C. Erik Young, Senior Vice President, Chief Financial Officer and Director

•	Matthew C. Lucey, Executive Vice President and Director

•	Trecia Canty, Senior Vice President and General Counsel

•	Jeffrey Dill, Assistant Secretary

Overview - Compensation Decisions and Allocation of Compensation Expenses

The board of directors of our general partner does not have a compensation committee. The board of directors of our general partner does not feel that a compensation committee is necessary at this time, primarily because neither our general partner nor the Partnership has a significant amount of direct employees or executive officers to compensate. However, the board of directors believes it is important to promote the interests of the Partnership and the general partner by providing to employees of the Partnership’s affiliates and others who perform services for us or on our behalf incentive compensation awards for their service. Accordingly, pursuant to our partnership agreement, the general partner is allowed to and has adopted the PBF Logistics LP Long-Term Incentive Plan (“Long-Term Incentive Plan” or “LTIP”). Due to the fact that several of the members of the board of directors of the general partner perform services on our behalf in their roles as executive officers of PBF Energy, the LTIP is fully administered by the disinterested members of the board of directors. The disinterested members of the board of directors may also delegate to an executive officer of the general partner the authority to issue awards to employees other than Section 16 officers of the general partner.

Under the terms of the Omnibus Agreement, we pay an annual administrative fee of approximately $4.0 million per year to PBF Energy for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of PBF Energy employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse PBF Energy directly for a proportionate amount of the salary and employee benefits costs of PBF Energy employees who devote more than 50% of their time to our business and affairs.

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

Compensation Objectives and Philosophy

Overview

Our 2016 NEO compensation framework was designed to reward our NEOs for their efforts with respect to our acquisitions, provide retention incentives for our NEOs, and motivate our NEOs to increase the value of our units. Our compensation program is intended to:

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

At present, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP. Our general partner did not engage a compensation consultant in 2016. Because neither we nor our general partner employ any of our NEOs and because our NEOs are compensated by PBF Energy to manage our business and affairs, we do not provide traditional fixed or discretionary compensation (e.g. salary and bonus) to our NEOs.

2014 Long-Term Incentive Plan

Awards may be made under the LTIP to officers, directors and employees of subsidiaries of PBF Energy, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. In recognition of strong performance of our assets and the successful completion of the Plains Asset Purchase and TVPC Acquisition, the Compensation Committee of PBF Energy and the board of directors of our general partner approved grants under the LTIP to our NEOs. Each of our NEOs received a grant of phantom units that vests over a four year period. These phantom units are accompanied by distribution equivalent rights (“DERs”) that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. Phantom units motivate our NEOs to attain our long term goals and support our overall business priorities as well as aligning our NEOs interests with those of our unitholders. The initial equity grants provided our NEOs with an immediate stake in our performance and were intended to immediately align the interests of our NEOs and our unitholders by providing a direct incentive for our NEOs to focus on unitholder value. The LTIP is now administered by the disinterested directors on the board of directors of our general partner.

Upon a “change in control” (as defined in the LTIP), the disinterested directors may, in their discretion, (i) remove any forfeiture restrictions applicable to an award, (ii) accelerate the time of exercisability or vesting of an award, (iii) require awards to be surrendered in exchange for a cash payment, (iv) cancel unvested awards without payment or (v) make adjustments to awards as the directors deems appropriate to reflect the change of control. Unless determined otherwise by the directors or provided for otherwise in an award agreement, upon involuntary termination of employment or service of a participant within twenty-four (24) months of a change in control, all of the participant’s awards that have not at such time become vested or otherwise remain subject to lapse restrictions shall immediately become vested or no longer subject to lapse restrictions, as applicable. By providing the potential for immediate value to our NEOs in connection with a change in control, this provision aligns our NEOs’ interests with those of our unitholders and incentivizes our NEOs to work to maximize the value of our units in the event such a transaction were to occur. For additional detail regarding the amount of compensation our NEOs may be entitled to in the event of their termination or a change-in-control, see “Potential Payments Upon Termination or Change of Control.”

Compensation Consultants

The board of directors of our general partner does not have a compensation committee, and it did not retain a compensation consultant in 2016.

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

2016 Summary Compensation Table

The Summary Compensation Table summarizes the total compensation paid or earned by each of our named executive officers.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Award	All Other Compensation	Total
		($) (1)	($) (1)	($) (2)	($) (1)	($) (1)	($)
Thomas D. O’Malley, Former Chairman of the Board of Directors (3)	2016	—	—	297,000	—	—	297,000
	2015	—	—	478,400	—	—	478,400
	2014	—	—	802,200	—	—	802,200
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	2016	—	—	297,000	—	—	297,000
	2015	—	—	358,800	—	—	358,800
	2014	—	—	534,800	—	—	534,800
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	2016	—	—	247,500	—	—	247,500
	2015	—	—	299,000	—	—	299,000
	2014	—	—	401,100	—	—	401,100
Matthew C. Lucey, Executive Vice President and Director	2016	—	—	297,000	—	—	297,000
	2015	—	—	358,800	—	—	358,800
	2014	—	—	534,800	—	—	534,800
Trecia Canty, Senior Vice President and General Counsel	2016	—	—	247,500	—	—	247,500
	2015	—	—	119,600	—	—	119,600
	2014	—	—	200,550	—	—	200,550
Jeffrey Dill, Assistant Secretary	2016	—	—	247,500	—	—	247,500
	2015	—	—	299,000	—	—	299,000
	2014	—	—	401,100	—	—	401,100
____________

(1)	As noted above, no compensation other than grants of phantom units under our LTIP is reported for the NEOs.

(2)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes for the phantom units granted under the 2014 Long-Term Incentive Plan. Fair value is calculated using the closing price of our units on the date of grant. The per unit grant date fair value for the 2016, 2015 and 2014 grants was $19.80, $23.92 and $26.74, respectively. Assumptions used in the calculation of this amount are included in Note 7 “Unit-Based Compensation” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

(3)	Thomas D. O’Malley retired effective June 30, 2016.

Grants of Plan Based Awards in 2016

The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2016.

Name and Principal Position	Grant Date	Awards: Number of Units (1)	Option Awards: Number of Securities Underlying Option	Exercise or Base Price of Options Awards (Per Share)	Grant Date Fair Value of Units and Option Awards (2)
Thomas D. O’Malley, Former Chairman of the Board of Directors	4/26/2016	15,000	—	—	$297,000
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board Director	4/26/2016	15,000	—	—	$297,000
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	4/26/2016	12,500	—	—	$247,500
Matthew C. Lucey, Executive Vice President and Director	4/26/2016	15,000	—	—	$297,000
Trecia Canty, Senior Vice President and General Counsel	4/26/2016	12,500	—	—	$247,500
Jeffrey Dill, Assistant Secretary	4/26/2016	12,500	—	—	$247,500
____________

(1)	All awards in this column are phantom units under our LTIP.

(2)
The amounts in this column reflect the aggregate grant date fair value of $19.80 per unit, which is equal to the NYSE closing price of our common units on the grant date. Assumptions used in the calculation of this amount for the 2016 fiscal year are included in Note 7 “Unit-Based Compensation” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Outstanding Equity Awards at December 31, 2016

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2016.

						Unit Awards (1)
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexerciable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (2)
Thomas D. O’Malley, Former Chairman of the Board of Directors (3)	4/26/2016	—	—	n/a	n/a	—	$—
	4/27/2015	—	—	n/a	n/a	—	$—
	5/23/2014	—	—	n/a	n/a	—	$—
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Director	4/26/2016	—	—	n/a	n/a	15,000	$273,000
	4/27/2015	—	—	n/a	n/a	11,250	$204,750
	5/23/2014	—	—	n/a	n/a	10,000	$182,000
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	4/26/2016	—	—	n/a	n/a	12,500	$227,500
	4/27/2015	—	—	n/a	n/a	9,375	$170,625
	5/23/2014	—	—	n/a	n/a	7,500	$136,500
Matthew C. Lucey, Executive Vice President and Director	4/26/2016	—	—	n/a	n/a	15,000	$273,000
	4/27/2015	—	—	n/a	n/a	11,250	$204,750
	5/23/2014	—	—	n/a	n/a	10,000	$182,000
Trecia Canty, Senior Vice President and General Counsel	4/26/2016	—	—	n/a	n/a	12,500	$227,500
	4/27/2015	—	—	n/a	n/a	3,750	$68,250
	5/23/2014	—	—	n/a	n/a	3,750	$68,250
Jeffrey Dill, Assistant Secretary	4/26/2016	—	—	n/a	n/a	12,500	$227,500
	4/27/2015	—	—	n/a	n/a	9,375	$170,625
	5/23/2014	—	—	n/a	n/a	7,500	$136,500
____________

(1)	All awards in this column are phantom units granted under our LTIP which vest ratably over a four year period.

(2)	Amounts in this column are based upon a fair market value of $18.20 per unit which was the NYSE closing price of our common units on December 31, 2016.

(3)
Per Mr. O’Malley’s award agreement, upon his retirement on June 30, 2016, 100% of his phantom units vested. However, pursuant to the award agreement, his units were restricted until January 1, 2017. Due to this, Mr. O’Malley’s vested units were not issued as of December 31, 2016.

Option Exercises and Stock Vested in 2016

The following table reflects the aggregate value realized by the NEOs for phantom units that vested in 2016. We have not granted any options to purchase our units.

	Unit Awards
Name and Principal Position	Number of Units Acquired on Vesting (1)	Value Realized on Vesting (2)
Thomas D. O’Malley, Former Chairman of the Board of Directors	57,500	$1,437,125
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Director	8,750	$197,413
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	6,875	$154,831
Matthew C. Lucey, Executive Vice President and Director	8,750	$197,413
Trecia Canty, Senior Vice President and General Counsel	3,125	$70,644
Jeffrey Dill, Assistant Secretary	6,875	$154,831
____________

(1)
Reflects the vesting of one-fourth of the service phantom units granted to Messrs. Thomas O’Malley, Nimbley, Young, Lucey, Ms. Canty and Mr. Dill in April 2015 and May 2014, along with the accelerated vesting of service phantom units that were granted in April 2016, April 2015 and May 2014 for Mr. O’Malley.

(2)
The value realized for the service phantom units was calculated using the closing price of our common units on April 27 and May 23, 2016, the vesting date, multiplied by the number of units that vested. This amount also includes the value of DERs received as a cash distribution on the vested units during the vesting period. The value realized on the acceleration of Mr. O’Malley’s service phantom units was calculated using the closing price of our common units on June 30, 2016, the vesting date, multiplied by his remaining units outstanding. This amount also includes the value of DERs received as a cash distribution on the vested units during the vesting period.

Potential Payments Upon Termination or Change of Control

The following table discloses the estimated payments and benefits that would be provided to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change of control described in their respective employment agreements and the LTIP took place on December 31, 2016 and their last day of employment with our general partner or its affiliates was December 31, 2016. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our unit price.

Name and Principal Position	Termination of Employment (1)	Other Termination of Employment	Change of Control (2)
Thomas D. O’Malley, Former Chairman of the Board of Directors	$ - (3)	—	$ - (3)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Director	$748,813 (4)	—	$748,813 (4)
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	$605,669 (5)	—	$605,669 (5)
Matthew C. Lucey, Executive Vice President and Director	$748,813 (4)	—	$748,813 (4)
Trecia Canty, Senior Vice President and General Counsel	$404,950 (6)	—	$404,950 (6)
Jeffrey Dill, Assistant Secretary	$605,669 (5)	—	$605,669 (5)
____________

(1)	Death, disability, without cause and good reason are defined in the applicable award agreements.

(2)
The agreements evidencing the phantom unit grants to our NEOs in 2016 provide that in the event of a Change of Control (as defined below), all of the then outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settled in accordance with its terms. The amounts in this column assume that a Change of Control occurred on December 31, 2016, all of the then outstanding phantom units and associated DERs became nonforfeitable as of December 31, 2016, and such phantom units would vest on the March 13, 2017 distribution date. That portion of the dollar value given that is attributable to the PBFX phantom units is based on the market value of PBFX’s common units on December 31, 2016 ($18.20), without discount for service period.

(3)	Per Mr. O’Malley’s award agreement, upon his retirement on June 30, 2016, 100% of his phantom units vested.

(4)	Consists of the value of 36,250 phantom units and associated DERs.

(5)	Consists of the value of 29,375 phantom units and associated DERs.

(6)	Consists of the value of 20,000 phantom units and associated DERs.

Under the LTIP and the applicable award agreements, phantom units that have not vested at the time the participant’s employment with our general partner or its affiliates terminates will generally be immediately forfeited unless the board of directors of our general partner determines otherwise or the participant is eligible to retire pursuant to the LTIP. However, upon a Change of Control, 100% of the phantom units subject to current award agreements shall vest (but only to the extent the award agreement has not otherwise previously been forfeited), and the phantom units shall become nonforfeitable.

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

•For the audit committee chair, an additional cash retainer of $10,000 per year, paid quarterly.
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

The following table reflects all compensation granted to each non-employee director during 2016.

	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
Name	($)(1)	($)(2)(3)(4)	($)	($)
Michael D. Gayda	60,500	50,000	—	110,500
Bruce A. Jones	86,000	50,000	—	136,000
George E. Ogden	86,000	50,000	—	136,000
David Roush	96,000	50,000	—	146,000
____________

(1)	The annual cash fees for non-employee directors’ board of directors and committee service for the period of January 1, 2016 through December 31, 2016.

(2)
On April 26, 2016, each of the non-employee directors received a grant of 2,526 phantom units, representing their annual phantom unit award grant of $50,000, based on the grant date closing stock price of $19.80.

(3)
The table below reflects the total service phantom units outstanding as of the end of the 2016 fiscal year for each non-employee director. No options or other equity-based awards have been granted to the non-employee directors.

Name	Total Service Phantom Units Outstanding
Michael D. Gayda	4,093
Bruce A. Jones	5,179
George E. Ogden	5,179
David Roush	5,179

(4)
The grant date fair value is computed in accordance with Financial Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”). The values for the phantom unit awards reflect the aggregate grant date fair values of the awards. The phantom units will vest ratably over a four year period.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. Thomas J. Nimbley, Matthew C. Lucey and C. Erik Young are directors of our general partner, and are also executive officers of our general partner and PBF Energy. However, all compensation decisions with respect to Thomas J. Nimbley, Matthew C. Lucey and C. Erik Young are made by PBF Energy and they do not receive any compensation directly from us or our general partner other than grants under our LTIP. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for information about relationships among us, our general partner and PBF Energy. Please see above for information about our director and executive officer compensation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth as of February 24, 2017 the beneficial ownership of our units held by:

•	each person who beneficially owns 5% or more of the outstanding units;

•	each director and named executive officer of PBF GP; and

•	all directors and officers of PBF GP as a group.

We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a “beneficial owner” of a security if that person has or shares “voting power” that includes the power to vote or to direct the voting of the security, or “investment power” that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 24, 2017, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units that they beneficially own, subject to community property laws where applicable.

The percentage of our units beneficially owned is based on a total of 25,876,472 common units and 15,886,553 subordinated units outstanding. The percentage of PBF Energy common stock beneficially owned is based on the shares of Class A common stock and Class B common stock outstanding, with each share of Class B common stock representing the number of PBF LLC Series A units beneficially owned. As of February 24, 2017, 109,283,665 shares of Class A common stock were beneficially owned, as determined in accordance with the rules and regulations of the SEC.

	PBF Logistics LP					PBF Energy Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Thomas D. O’Malley (2)	631,169	2.4%	—	—	1.5%	3,143,691	2.9%
Thomas J. Nimbley	113,750	0.4%	—	—	0.3%	1,205,000	1.1%
Michael D. Gayda	45,523	0.2%	—	—	0.1%	131,538	0.1%
Matthew C. Lucey	21,250	0.1%	—	—	0.1%	306,698	0.3%
David Roush	14,111	0.1%	—	—	*	—	—
Jeffrey Dill	13,293	0.1%	—	—	*	199,314	0.2%
Erik Young	10,689	*	—	—	*	222,752	0.2%
Bruce A. Jones	6,748	*	—	—	*	—	—
Trecia Canty	4,366	*	—	—	*	72,000	0.1%
George E. Ogden	1,611	*	—	—	*	—	—
All directors and executive officers as a group (10 persons)	862,510	3.3%	—	—	2.1%
Other 5% or more unitholders:
PBF Energy Inc. (3)	2,572,944	10.0%	15,886,553	100.0%	44.2%
Kayne Anderson Capital Advisors, L.P. (4)	6,918,326	26.8%	—	—%	16.6%
Clearbridge Investments, LLC (5)	3,979,012	15.4%	—	—%	9.5%
Goldman Sachs Asset Management (6)	2,111,004	8.2%	—	—%	5.1%
Center Coast Capital Advisors, LP (7)	1,613,850	6.2%	—	—%	3.9%
Liberty Street Advisors, Inc. (8)	1,371,403	5.3%	—	—%	3.3%
____________

*	Less than 0.1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

(2)
Consists of (a) 321,691 common units of PBFX held directly by Mr. Thomas D. O’Malley; (b) 33,000 common units of PBFX held by Argus Energy Corporation, in which Mr. O’Malley holds a controlling interest; (c) 33,000 common units of PBFX held by Argus Investments Inc., in which Mr. O’Malley holds a controlling interest; (d) 200,000 common units of PBFX held by Horse Island Partners LLC, of which Mr. O’Malley is the Managing Member and (d) 43,478 common units held by Mr. Thomas D. O’Malley’s spouse. Mr. Thomas D. O’Malley disclaims beneficial ownership of the securities held by Argus Energy Corporation, Argus Investments Inc. and Horse Island Partners LLC, except to the extent of his pecuniary interest therein.

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

(4)
According to a Schedule 13G/A jointly filed with the SEC on January 10, 2017 by Kayne Anderson Capital Advisors LP and Richard A. Kayne, each with an address of 1800 Avenue of the Stars, 3rd Floor, Los Angeles, CA 90067. The Schedule 13G/A reports that Kayne Anderson Capital Advisors, LP and Richard A. Kayne share voting and dispositive power with respect to the reported units.

(5)
According to a Schedule 13G/A filed with the SEC on February 14, 2017 by Clearbridge Investments, LLC, with an address of 620 8th Avenue, New York, New York 10018. The Schedule 13G/A reports that Clearbridge Investments, LLC has sole voting and dispositive power with respect to the reported units.

(6)
According to a Schedule 13G filed with the SEC on January 31, 2017 by Goldman Sachs Asset Management, with an address of 200 West Street, New York, New York 10282. The Schedule 13G reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and dispositive power with respect to the reported units.

(7)
According to a Schedule 13G filed with the SEC on January 10, 2017 by Center Coast Capital Advisors, LP, with an address of 1600 Smith Street, Suite 3800, Houston, Texas 77002. The Schedule 13G reports that Center Coast Capital Advisors, LP shares voting and dispositive power with respect to the reported units.

(8)
According to a Schedule 13G/A filed with the SEC on February 14, 2017 by Liberty Street Advisors, Inc., with an address of 100 Wall Street, Floor 20, New York, New York 10005. The Schedule 13G/A reports that Liberty Street Advisors, Inc. shares voting and dispositive power with respect to the reported units.

 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (3)
Equity compensation plans approved by security holders	519,880	—	827,747
Equity compensation plans not approved by security holders	—	—	—
Total	519,880	—	827,747
____________

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Relationships with PBF Energy and PBF LLC

As of February 22, 2017, PBF LLC owns 2,572,944 common units and 15,886,553 subordinated units, representing an approximate 44.2% limited partner interest in us, a non-economic general partner interest and owns all of PBFX’s IDRs. Transactions with PBF Energy and its affiliated entities are considered to be related party transactions because PBF Energy and its affiliates own more than 5% of our equity interests; in addition, PBF Energy’s executive officers serve as executive officers of both PBF Energy and our general partner. Whenever a conflict arises between our general partner or its affiliates on the one hand, and us or our limited partners on the other hand, the resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution or course of action in respect of such conflict of interest is:

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

Our general partner may, but is not required to, seek the approval of such resolutions or courses of action from the conflicts committee of its board of directors or from the holders of a majority of the outstanding common units as described above. If our general partner does not seek approval from the conflicts committee or from holders of common units as described above and the board of directors of our general partner approves the resolution or course of action taken with respect to the conflict of interest, then it will be presumed that, in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in our partnership agreement, the board of directors of our general partner or the conflicts committee of the board of directors of our general partner may consider any factors they determine in good faith to consider when resolving a conflict. An independent third-party is not required to evaluate the resolution. Under our partnership agreement, a determination, other action or failure to act by our general partner, the board of directors of our general partner, or any committee thereof (including the conflicts committee) will be deemed to be in “good faith” if our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) subjectively believed such determination, other action or failure to act was in, or not opposed to, the best interests of the partnership or meets the standard otherwise specified in our partnership agreement.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

The board of directors of our general partner has adopted a written related party transactions policy to document procedures pursuant to which “related party transactions” are reviewed, approved or ratified. Under Item 404 of Regulation S-K, a “related party transaction” means any transaction or series of transactions in which we are a participant, the amount involved exceeds $120,000, and any related person has a direct or indirect material interest. The policy covers all transactions between us and any related party (including any transactions requiring disclosure under Item 404), other than (1) employment of executive officers if the compensation is disclosed in applicable SEC filings or approved by the independent directors of our general partner; (2) compensation of the directors of our general partner that is disclosed in applicable SEC filings; (3) pro rata payments arising solely from the ownership of our equity securities; (4) certain indebtedness arising from ordinary course transactions or with owners of more than 5% of our common units; (5) transactions where the rates or charges are determined by competitive bids; (6) certain charitable contributions; (7) regulated transactions; and (8) certain financial services. In addition, any transactions between us, any of our subsidiaries or any of our limited partners, on the one hand, and our general partner or any of its affiliates, on the other hand, that has been submitted to the conflicts committee of our general partner for review and approval, shall not constitute a related party transaction under the policy.

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

Acquisitions

TVPC Acquisition

On August 31, 2016, the Partnership, through its wholly-owned subsidiary, PBFX Op Co, acquired a 50% equity interest in TVPC for total consideration paid to PBF LLC of $175.0 million. TVPC owns the Torrance Valley Pipeline, which supports PBF Energy’s Torrance Refinery. The acquisition closed on August 31, 2016.

Distributions and Payments to Our General Partner and its Affiliates

We will generally make cash distributions to our unitholders pro rata, including PBF LLC, as the holder of all of our IDRs, 2,572,944 common units and 15,886,553 subordinated units. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, PBF Energy will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. Total cash distributions paid to PBF LLC in 2016 was $34.7 million.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, PBF Energy would receive an annual distribution of approximately $22.2 million on its common and subordinated units.

Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the Omnibus Agreement or the Services Agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed.

If our general partner withdraws or is removed, the IDRs, which are all held by PBF LLC, will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

If we are ever liquidated, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements with PBF Energy

Commercial Agreements

PBFX currently derives the majority of its revenue from long-term, fee-based agreements with PBF Holding relating to the Contributed Assets, supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. PBFX believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements (as defined below) with PBF Holding relating to the Contributed Assets include:

Service Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	-	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (b)
Torrance Valley Pipeline Transportation Services Agreement- Emido Storage Tank	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility	12/12/2014	10 years	2 x 5	3,849,271 barrels (b)	PBFX or PBF Holding can declare
____________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms.

(b)	Reflects the overall capacity of the storage facility. The storage MVC is subject to effective operating capacity of each tank which can be impacted by routine tank maintenance and other factors.

In addition, PBF Holding has commercial agreements in place with respect to the East Coast Terminals having terms ranging from approximately three months to five years and includes:

•	tank lease agreements, under which the Partnership provides tank lease services to PBF Holding at the East Coast Terminals, with MVCs of total aggregate shell capacity; and

•
terminaling service agreements, under which the Partnership provides terminaling and other services to PBF Holding at the East Coast Terminals. The terminaling service agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals' Paulsboro, New Jersey location and PBF Holding with a 15,000 bpd MVC.

Omnibus Agreement

We entered into the Omnibus Agreement with PBF GP, PBF LLC and PBF Holding at the closing of the Offering for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions, as well as i) PBF LLC’s agreement not to compete with the Partnership under certain circumstances, subject to certain exceptions, ii) the Partnership’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and iii) a license to use the PBF Logistics trademark and name.

On August 31, 2016, the Omnibus Agreement was amended and restated in connection with the TVPC Acquisition resulting in an increase to the annual administrative fee to approximately $4.0 million.

Services Agreement

In connection with the Offering, PBFX entered into the Services Agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provides PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air.

On August 31, 2016, the Services Agreement was amended and restated in connection with the TVPC Acquisition resulting in an increase to the annual fee to approximately $6.4 million.

The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.

For amounts paid by us or PBF Holding, as applicable, under the above described agreements, see Note 10 “Related Party Transactions” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

PBFX’s 2023 Notes

On May 12, 2015, the Partnership and PBF Logistics Finance issued the 2023 Notes. Our named executive officers (other than Jeffery Dill) and certain of PBF Energy’s officers and directors and their affiliates and family members purchased $19.9 million aggregate principal amount of notes.

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For fiscal year 2016 and 2015, Deloitte & Touche LLP (“Deloitte”) billed the following fees and expenses for the indicated services:

	Deloitte Fiscal Year Ended December 31, 2016	Deloitte Fiscal Year Ended December 31, 2015
Audit Fees and Expenses	$809,000	$505,500
Audit-related Fees	465,420	808,350
Tax Fees	245,532	263,515
All Other Fees	—	—
Total Fees and Expenses	$1,519,952	$1,577,365

Audit fees paid for the services of Deloitte during fiscal year 2016 and 2015 include services related to the audits of our Consolidated Financial Statements and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal year ended December 31, 2016 and 2015 financial statements regardless of the timing of payment for those fees and expenses.

All engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the audit committee of the board of directors of our general partner. During the year ended December 31, 2016 and 2015, all of the services performed for us by Deloitte were pre-approved by the audit committee.

The table above presents fees paid to Deloitte in connection with the audit of our fiscal year ended December 31, 2016 and 2015 financial statements. In 2016 and 2015, PBF Energy paid $0.0 million and $0.8 million, respectively, of fees to Deloitte in connection with auditing the carve-outs Predecessor historical financial statements.

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

2.2
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

4.1.1
Supplemental Indenture dated June 19, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1.1 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 17, 2016).

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

4.4
Joinder Agreement dated as of May 26, 2016, among PBF Logistics Products Terminals LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-36446) filed on August 4, 2016).

4.5
Second Supplemental Indenture dated as of June 28, 2016, among PBF Logistics Products Terminals LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.2 to the Quarterly Report on form 10-Q for the quarter ended June 30, 2016 (File No. 001-36446) filed on August 4, 2016).

Exhibit Number	Description
4.6*	Joinder Agreement dated as of October 5, 2016, among PBFX Operating Company LLC and Wells Fargo Bank, National Association, as Administrative Agent.
4.7*	Joinder Agreement dated as of October 18, 2016, among Torrance Valley Pipeline Company LLC and Wells Fargo Bank, National Association, as Administrative Agent.
4.8*
Third Supplemental Indenture dated as of October 24, 2016, among Torrance Valley Pipeline Company LLC, PBFX Operating Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee.

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

10.7
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.8
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 5, 2015).

10.9
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.10
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.11#
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.12#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 22, 2014).
10.13
Term Loan and Security Agreement dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as administrative agent and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

Exhibit Number	Description
10.14
Revolving Credit Agreement dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, L/C issuer and lender and the other lenders party thereto (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.15	Increase Agreement, dated as of December 5, 2014 (incorporated by reference herein to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 26, 2015).
10.16
Form of Indemnification Agreement, dated December 12, 2012, between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference herein to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on December 18, 2012).

10.17	Guaranty of PBF Logistics LP dated as of January 29, 2016 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 4, 2016).
10.18
Revolving Credit Facility Second Increase Agreement, dated as of May 19, 2016 (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-36446) filed on August 4, 2016).

10.19
Fourth Amended and Restated Omnibus Agreement dated as of August 31, 2016 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.20
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

10.21
Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.22
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.23
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.24
Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.25
Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

12.1*	Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, dated February 24, 2017
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date	February 24, 2017		By:	/s/ Thomas J. Nimbley
Thomas J. Nimbley Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Chairman of the Board of Directors	February 24, 2017
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer and Director	February 24, 2017
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 24, 2017
(John Barone)	(Principal Accounting Officer)

/s/ Matthew C. Lucey	Executive Vice President	February 24, 2017
(Matthew C. Lucey)	and Director

/s/ Michael D. Gayda	Director	February 24, 2017
(Michael D. Gayda)

/s/ Bruce A. Jones	Director	February 24, 2017
(Bruce A. Jones)

/s/ George E. Odgen	Director	February 24, 2017
(George E. Ogden)

/s/ David Roush	Director	February 24, 2017
(David Roush)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Purchase Agreement dated as of January 29, 2016 by and between PBF Logistics Products Terminals LLC and Plains Products Terminals LLC (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 4, 2016).

2.2
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

4.1.1
Supplemental Indenture dated June 19, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1.1 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 17, 2016).

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

4.4
Joinder Agreement dated as of May 26, 2016, among PBF Logistics Products Terminals LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-36446) filed on August 4, 2016).

4.5
Second Supplemental Indenture dated as of June 28, 2016, among PBF Logistics Products Terminals LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.2 to the Quarterly Report on form 10-Q for the quarter ended June 30, 2016 (File No. 001-36446) filed on August 4, 2016).

4.6*	Joinder Agreement dated as of October 5, 2016, among PBFX Operating Company LLC and Wells Fargo Bank, National Association, as Administrative Agent.
4.7*	Joinder Agreement dated as of October 18, 2016, among Torrance Valley Pipeline Company LLC and Wells Fargo Bank, National Association, as Administrative Agent.
4.8*
Third Supplemental Indenture dated as of October 24, 2016, among Torrance Valley Pipeline Company LLC, PBFX Operating Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee.

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

Exhibit Number	Description
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

10.7
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).

10.8
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 5, 2015).

10.9
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.10
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.11#
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.12#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 22, 2014).
10.13
Term Loan and Security Agreement dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as administrative agent and lender, and the other lenders party thereto (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.14
Revolving Credit Agreement dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, L/C issuer and lender and the other lenders party thereto (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.15	Increase Agreement, dated as of December 5, 2014 (incorporated by reference herein to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 26, 2015).
10.16
Form of Indemnification Agreement, dated December 12, 2012, between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference herein to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on December 18, 2012).

10.17	Guaranty of PBF Logistics LP dated as of January 29, 2016 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 4, 2016).
10.18
Revolving Credit Facility Second Increase Agreement, dated as of May 19, 2016 (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-36446) filed on August 4, 2016).

10.19
Fourth Amended and Restated Omnibus Agreement dated as of August 31, 2016 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

Exhibit Number	Description
10.20
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

10.21
Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.22
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.23
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.24
Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.25
Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

12.1*	Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, dated February 24, 2017
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.