Form 10-Q
period 2017-03-31
PBF Logistics LP
filed 2017-05-04
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2017, there were 25,967,671 common units and 15,886,553 subordinated units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of March 31, 2017, owned 96.6% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC holds a 44.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 55.8% limited partner interest owned by public unitholders as of March 31, 2017.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to PBFX's initial public offering, which closed on May 14, 2014 (the “Offering”), refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil and refined product transportation, terminaling and storage assets, previously operated and owned by PBF Holding’s subsidiaries, Delaware City Refining Company LLC (“DCR”), Toledo Refining Company LLC (“TRC”), and PBF Holding’s previously held subsidiaries, Delaware Pipeline Company LLC (“DPC”), Torrance Valley Pipeline Company LLC (“TVPC”), and Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). As of March 31, 2017, PBF Holding, together with its subsidiaries, owns and operates five oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

References in this Form 10-Q to “PBF Logistics LP,” “PBFX,” the “Partnership” and “we,” “our,” “us,” or like terms used in the context of periods on or after May 14, 2014, refer to PBF Logistics LP and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q (including information incorporated by reference) contains certain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2016, which we refer to as our 2016 Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	our limited operating history as a separate public partnership;

•	changes in general economic conditions;

•	our ability to make, complete and integrate acquisitions from affiliates or third parties;

•	our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply of, and demand for, crude oil, refined products, natural gas and logistics services;

•	our ability to successfully implement our business plan;

•	our dependence on PBF Energy for a substantial majority of our revenues, which subjects us to the business risks of PBF Energy;

•	a substantial majority of our revenue is generated at certain of PBF Energy’s facilities, and any adverse development at any of these facilities could have a material adverse effect on us;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to handling crude oil, petroleum products and natural gas;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	changes in the availability and cost of capital;

•	the effects of existing and future laws and governmental regulations, including those related to the shipment of crude oil by trains;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for PBF Energy’s refined products and natural gas and the differential in the prices of different crude oils;

•	the suspension, reduction or termination of PBF Energy’s obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, PBF Energy’s facilities or third-party facilities on which our business is dependent;

•	incremental costs as a separate public partnership;

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

PART 1 - FINANCIAL INFORMATION

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	March 31, 2017*	December 31, 2016*
ASSETS
Current assets:
Cash and cash equivalents	$40,830	$64,221
Marketable securities - current	40,054	40,024
Accounts receivable - affiliates	30,003	37,863
Accounts receivable	1,822	4,294
Prepaid expenses and other current assets	1,954	1,657
Total current assets	114,663	148,059
Property, plant and equipment, net	635,003	608,802
Other non-current assets	30	—
Total assets	$749,696	$756,861
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$20,159	$7,631
Accounts payable and accrued liabilities	29,497	20,871
Current portion of long-term debt	—	39,664
Affiliate note payable	11,600	—
Deferred revenue	1,198	952
Total current liabilities	62,454	69,118
Long-term debt	532,427	532,011
Other long-term liabilities	3,368	3,161
Total liabilities	598,249	604,290

Commitments and contingencies (Note 9)

Equity:
Net Investment - Predecessor	—	6,231
Common unitholders - Public (23,303,528 and 23,271,174 units issued and outstanding, as of March 31, 2017 and December 31, 2016, respectively)	437,208	434,456
Common unitholder - PBF LLC (2,572,944 units issued and outstanding)	(192,934)	(193,181)
Subordinated unitholder - PBF LLC (15,886,553 units issued and outstanding)	(274,570)	(276,083)
IDR holder - PBF LLC	1,687	1,266
Total PBF Logistics LP equity	(28,609)	(27,311)
Noncontrolling interest	180,056	179,882
Total equity	151,447	152,571
Total liabilities and equity	$749,696	$756,861
* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition (as defined in Note 1 “Description of the Business and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements).

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2017	2016*
Revenue:
Affiliate	$56,202	$36,549
Third-party	4,275	—
Total revenue	60,477	36,549

Costs and expenses:
Operating and maintenance expenses	15,769	6,092
General and administrative expenses	3,315	2,566
Depreciation and amortization	5,352	1,847
Total costs and expenses	24,436	10,505

Income from operations	36,041	26,044

Other expense:
Interest expense, net	(7,568)	(6,806)
Amortization of loan fees	(416)	(423)
Net income	28,057	18,815
Less: Net loss attributable to Predecessor	(150)	(279)
Less: Net income attributable to noncontrolling interest	3,599	—
Net income attributable to PBF Logistics LP unitholders	$24,608	$19,094

Net income per limited partner unit:
Common units - basic	$0.55	$0.53
Common units - diluted	0.55	0.53
Subordinated units - basic and diluted	0.55	0.53

Weighted average limited partner units outstanding:
Common units - basic	26,042,248	18,497,620
Common units - diluted	26,127,441	18,497,997
Subordinated units - basic and diluted	15,886,553	15,886,553

Cash distributions declared per unit	$0.46	$0.42
* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition (as defined in Note 1 “Description of the Business and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements).

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016*
Cash flows from operating activities:
Net income	$28,057	$18,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,352	1,847
Amortization of deferred financing fees	416	423
Unit-based compensation expense	680	729
Changes in operating assets and liabilities:
Accounts receivable - affiliates	7,860	(505)
Accounts receivable, net	2,472	—
Prepaid expenses and other current assets	(297)	(622)
Accounts payable - affiliates	721	(241)
Accounts payable and accrued liabilities	8,121	5,312
Deferred revenue	246	—
Other assets and liabilities	169	14
Net cash provided by operations	53,797	25,772

Cash flows from investing activities:
Expenditures for property, plant and equipment	(19,467)	(1,126)
Purchase of marketable securities	(75,036)	(690,000)
Maturities of marketable securities	75,006	689,860
Net cash used in investing activities	(19,497)	(1,266)

Cash flows from financing activities:
Distributions to unitholders	(20,059)	(14,680)
Distributions to TVPC members	(3,425)	—
Contribution from parent	5,457	760
Repayment of term loan	(39,664)	—
Net cash used in financing activities	(57,691)	(13,920)

Net change in cash and cash equivalents	(23,391)	10,586
Cash and cash equivalents at beginning of year	64,221	18,678
Cash and cash equivalents at end of period	$40,830	$29,264

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$—	$15
Accrued capital expenditures	13,625	—
Issuance of affiliate note payable	11,600	—
* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition (as defined in Note 1 “Description of the Business and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements).

See notes to condensed consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of March 31, 2017, owned 96.6% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC holds a 44.2% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 55.8% limited partner interest owned by public unitholders as of March 31, 2017.

PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates. The Partnership does not take ownership of or receive any payments based on the value of the crude oil, products, natural gas or intermediates that it handles and does not engage in the trading of any commodities. PBFX’s assets are integral to the operations of PBF Holding’s refineries.

On February 28, 2017, the Partnership's wholly-owned subsidiary, PBFX Operating Company LP (“PBFX Op Co”), acquired from PBF LLC all the issued and outstanding limited liability company interest of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) for an aggregate purchase price of $11,600 (the “PNGPC Acquisition”). PNGPC owns and operates an existing interstate natural gas pipeline which serves PBF Holding's Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”). PBFX Op Co is currently in the process of constructing a new pipeline to replace the existing pipeline. This acquisition is accounted for as a transfer of assets between entities under common control under U.S. generally accepted accounting principles (“GAAP”). Refer to Note 2 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the PNGPC Acquisition.

Effective February 2017, PBFX Op Co assumed construction of a crude oil storage tank at PBF Holding's Chalmette Refinery (the “Chalmette Storage Tank”), which is expected to be in service and operational by the fourth quarter of 2017. PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”) have entered into a twenty-year lease for the premises upon which the tank will be located and the Project Management Agreement (as defined in Note 10 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements) pursuant to which Chalmette Refining will manage the construction of the tank.

Subsequent to the Partnership’s initial public offering (the “Offering”), the Acquisitions from PBF (as defined below), and the purchase of the four refined product terminals located in and around Philadelphia (the “East Coast Terminals”), the Partnership continues to generate a substantial majority of its revenue from transactions with PBF Holding.

Principles of Combination and Consolidation and Basis of Presentation

In connection with the Offering, PBF LLC contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to the Partnership. The assets consisted of a double loop track with ancillary pumping and unloading equipment (the “DCR Rail Terminal”) and a crude truck unloading terminal consisting of lease automatic custody transfer (“LACT”) units (the “Toledo Truck Terminal”).

Subsequent to the Offering, the Partnership acquired from PBF LLC a heavy crude oil rail unloading facility at the Delaware City Refinery (the “DCR West Rack”), a tank farm and related facilities, which included a propane storage and loading facility (the “Toledo Storage Facility”), an interstate petroleum products pipeline (the “Delaware City Products Pipeline”) and truck loading rack (the “Delaware City Truck Rack”), which are collectively referred to as the “Delaware City Products Pipeline and Truck Rack,” the San Joaquin Valley pipeline system which consists of the M55, M1 and M70 pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), and the Paulsboro Natural Gas Pipeline. These transactions are

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

collectively referred to as the “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack, the Torrance Valley Pipeline and the Paulsboro Natural Gas Pipeline are collectively referred to as the “Contributed Assets.” The assets, liabilities and results of operations of the Contributed Assets prior to their acquisition by PBFX are collectively referred to as the “Predecessor.” The transactions through which PBFX acquired the Contributed Assets were transfers of assets between entities under common control. Accordingly, the accompanying condensed combined consolidated financial statements and related notes present the results of operations and cash flow of our Predecessor for all periods presented prior to the effective date of each transaction. The financial statements of our Predecessor have been prepared from the separate records maintained by PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessor had been operated as an unaffiliated entity. See the Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) for additional information regarding the Acquisitions from PBF and the commercial agreements and amendments to other agreements with related parties in connection with these acquisitions, and Note 2 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the PNGPC Acquisition.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year.

The Predecessor did not historically operate its respective assets for the purpose of generating revenues independent of other PBF Energy businesses prior to the Offering or for assets acquired in the Acquisitions from PBF, with the exception of the Delaware City Products Pipeline, prior to the effective dates of each transaction. All intercompany accounts and transactions have been eliminated.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Partnership refers to ASU 2014-09 and these additional ASUs as the “Updated Revenue Recognition Guidance”). The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or modified retrospective method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership has established a working group to assess the Updated Revenue Recognition Guidance, including its impact on the Partnership’s business processes, accounting systems, controls and financial statement disclosures. The Partnership’s preliminary expectation is that it will adopt this guidance using the modified retrospective method whereby a cumulative effect adjustment is recognized upon adoption and the Updated Revenue Recognition is applied prospectively. It is not anticipated that the Partnership will early adopt this new guidance. The working group is in the early stages of its implementation plan and continues to evaluate the impact of this new standard, including certain industry specific issues, on the Partnership’s consolidated financial statements and related disclosures. At this time, the Partnership is unable to estimate the full impact of the standard.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under ASU 2017-01, it is expected that the definition of a business will be narrowed and more consistently applied. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. Early adoption is permitted, and the Partnership early adopted the new standard in its consolidated financial statements and related disclosures effective January 1, 2017.

2. ACQUISITIONS

PNGPC Acquisition

On February 28, 2017, the Partnership closed the PNGPC Acquisition, which had been contemplated by a contribution agreement dated as of February 15, 2017 between the Partnership and PBF LLC (the “PNGPC Contribution Agreement”). Pursuant to the PNGPC Contribution Agreement, the Partnership, through its wholly-owned subsidiary, PBFX Op Co, acquired from PBF LLC all of the issued and outstanding limited liability company interests of PNGPC, which owns and operates the Paulsboro Natural Gas Pipeline, an existing interstate natural gas pipeline which serves PBF Holding's Paulsboro Refinery, and is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). PNGPC has FERC approval for, and is in the process of constructing, a new pipeline (the “New Pipeline”) to replace the existing pipeline.

In consideration for the PNGPC limited liability company interests, the Partnership delivered to PBF LLC (i) an $11,600 intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly-owned subsidiary of PBF Holding (the “Affiliate Note Payable”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the New Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline. As the PNGPC Acquisition was considered a transfer of assets between entities under common control, the PNGPC assets and liabilities were transferred at their historical carrying value, whose net value was $11,538 as of February 28, 2017. The financial information contained herein of PBFX has been retrospectively adjusted to include the historical results of PNGPC as if it was owned by the Partnership for all periods presented. Net loss attributable to the PNGPC Acquisition prior to the effective date was allocated entirely to PBF GP as if only PBF GP had rights to that net loss; therefore there is no retrospective adjustment to net income per unit.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

The following tables present the partnership's statement of financial position and results of operations giving retrospective effect to the PNGPC Acquisition as of and for the periods presented.

	December 31, 2016
	PBF Logistics	PNGPC	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$64,221	$—	$64,221
Marketable securities - current	40,024	—	40,024
Accounts receivable - affiliates	37,863	—	37,863
Accounts receivable	4,294	—	4,294
Prepaid expenses and other current assets	1,657	—	1,657
Total current assets	148,059	—	148,059
Property, plant and equipment, net	600,071	8,731	608,802
Total assets	$748,130	$8,731	$756,861
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$7,631	$—	$7,631
Accounts payable and accrued liabilities	18,371	2,500	20,871
Current portion of long-term debt	39,664	—	39,664
Deferred revenue	952	—	952
Total current liabilities	66,618	2,500	69,118
Long-term debt	532,011	—	532,011
Other long-term liabilities	3,161	—	3,161
Total liabilities	601,790	2,500	604,290

Commitments and contingencies (Note 9)

Equity:
Net investment - Predecessor	—	6,231	6,231
Common unitholders - Public	434,456	—	434,456
Common unitholder - PBF LLC	(193,181)	—	(193,181)
Subordinated unitholder - PBF LLC	(276,083)	—	(276,083)
IDR holder - PBF LLC	1,266	—	1,266
Total PBF Logistics LP equity	(33,542)	6,231	(27,311)
Noncontrolling interest	179,882	—	179,882
Total equity	146,340	6,231	152,571
Total liabilities and equity	$748,130	$8,731	$756,861

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended March 31, 2017
	PBF Logistics	PNGPC	Consolidated Results

Revenue:
Affiliate	$56,202	$—	$56,202
Third-party	4,275	—	4,275
Total revenue	60,477	—	60,477

Costs and expenses:
Operating and maintenance expenses	15,729	40	15,769
General and administrative expenses	3,315	—	3,315
Depreciation and amortization	5,242	110	5,352
Total costs and expenses	24,286	150	24,436

Income (loss) from operations	36,191	(150)	36,041

Other expense:
Interest expense, net	(7,568)	—	(7,568)
Amortization of loan fees	(416)	—	(416)
Net income (loss)	28,207	(150)	28,057
Less: Net loss attributable to Predecessor	—	(150)	(150)
Less: Net income attributable to noncontrolling interest	3,599	—	3,599
Net income attributable to PBF Logistics LP unitholders	$24,608	$—	$24,608

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended March 31, 2016
	PBF Logistics	PNGPC	Consolidated Results

Revenue:
Affiliate	$36,549	$—	$36,549
Total revenue	36,549	—	36,549

Costs and expenses:
Operating and maintenance expenses	6,021	71	6,092
General and administrative expenses	2,565	1	2,566
Depreciation and amortization	1,640	207	1,847
Total costs and expenses	10,226	279	10,505

Income (loss) from operations	26,323	(279)	26,044

Other expense:
Interest expense, net	(6,806)	—	(6,806)
Amortization of loan fees	(423)	—	(423)
Net income (loss)	19,094	(279)	18,815
Less: Net loss attributable to Predecessor	—	(279)	(279)
Net income attributable to PBF Logistics LP unitholders	$19,094	$—	$19,094

Acquisition Expenses

PBFX's acquisition related costs were de minimis for the three months ended March 31, 2017 and $143 for the three months ended March 31, 2016, consisting primarily of consulting and legal expenses related to the acquisition of the East Coast Terminals and other pending and non-consummated acquisitions. These costs are included in general and administrative expenses.

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2017	December 31, 2016
Land	$99,497	$99,497
Terminals and equipment	170,383	165,234
Storage facilities	57,827	62,238
Pipelines	292,180	288,867
Construction in progress	53,950	26,448
	673,837	642,284
Accumulated depreciation	(38,834)	(33,482)
Property, plant and equipment, net	$635,003	$608,802

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

4. DEBT

Total debt was comprised of the following:

	March 31, 2017	December 31, 2016
6.875% Senior Notes due 2023	$350,000	$350,000
Term Loan	—	39,664
Revolving Credit Facility (a)	189,200	189,200
Total debt outstanding	539,200	578,864
Unamortized debt issuance costs	(6,773)	(7,189)
Net carrying value of debt	532,427	571,675
Less: Current maturities (b)	—	(39,664)
Long-term debt	$532,427	$532,011
____________________
(a) PBFX had $3,610 outstanding letters of credit and $167,190 available under our five year $360,000 revolving credit facility (“Revolving Credit Facility”) as of March 31, 2017.

(b) PBFX’s three-year $300,000 term loan facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Term Loan”) matures in May 2017. During March 2017, PBFX repaid in full the remaining outstanding balance of the Term Loan. The Term Loan was classified as current on the balance sheet as of December 31, 2016. Additionally, marketable securities were also classified as current on the balance sheet as of March 31, 2017 and December 31, 2016 as such securities collateralized the Term Loan and are expected to be liquidated within the next year.

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

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX’s investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs. The terms of the marketable securities range from one to three months and are classified on the balance sheet as current assets. The gross unrecognized holding gains and losses as of March 31, 2017 and December 31, 2016 were not material.

The estimated fair values of the Revolving Credit Facility and Term Loan approximate their carrying values, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (“2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $354,524 and $346,135 at March 31, 2017 and December 31, 2016, respectively. The carrying value and fair value

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

of PBFX’s debt, exclusive of unamortized debt issuance costs, was approximately $539,200 and $543,724 as of March 31, 2017 and $578,864 and $574,999 as of December 31, 2016, respectively.

5. AFFILIATE NOTE PAYABLE

PNGPC Acquisition

In connection with the PNGPC Acquisition, on February 28, 2017, the Partnership, through its newly acquired subsidiary, PNGPC, entered into the $11,600 Affiliate Note Payable in favor of Paulsboro Refining Company LLC, a wholly-owned subsidiary of PBF Holding, as consideration for the PNGPC Acquisition. The Affiliate Note Payable, including accrued interest, is payable on the later of October 1, 2017 or the date upon which the New Pipeline is completed. The outstanding principal shall bear interest at a rate equal to the lesser of (i) the per annum rate charged on the Partnership's Revolving Credit Facility and (ii) 8% per annum.

6. EQUITY

PBFX had 23,303,528 common units held by the public outstanding as of March 31, 2017. PBF Energy owns 2,572,944 of PBFX’s common units and 15,886,553 of PBFX’s subordinated units constituting an aggregate 44.2% limited partner interest in PBFX as of March 31, 2017. In accordance with PBFX’s partnership agreement, PBF Energy’s subordinated units will convert into common units on a one-for-one basis once PBFX has met specified distribution targets and successfully completed other tests set forth in PBFX’s partnership agreement, which are expected to convert in the second quarter of 2017.

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

Additionally, 45,000 and 0 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (“LTIP”) vested and were converted into common units held by certain directors, officers and current and former employees of our general partner or its affiliates during the three months ended March 31, 2017 and 2016, respectively.

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash.

Noncontrolling Interest

PBFX's subsidiary PBFX Op Co holds a 50% controlling interest in Torrance Valley Pipeline Company LLC (“TVPC”), with the other 50% interest in TVPC held by TVP Holding Company LLC (“TVP Holding”), a subsidiary of PBF Holding. PBFX Op Co is the sole managing member of TVPC. PBFX, through its ownership of PBFX Op Co, consolidates the financial results of TVPC, and records a noncontrolling interest for the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the Condensed Consolidated Statements of Operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Equity Activity

The summarized changes in the carrying amount of our equity during the three months ended March 31, 2017 are as follows:

	Net Investment	Common Units - Public	Common Units - PBF	Subordinated Units - PBF	IDR	Noncontrolling Interest	Total
Balance at December 31, 2016	$6,231	$434,456	$(193,181)	$(276,083)	$1,266	$179,882	$152,571
Net loss attributable to Paulsboro Natural Gas Pipeline Company	(150)	—	—	—	—	—	(150)
Contributions from Paulsboro Natural Gas Pipeline Company	5,457	—	—	—	—	—	5,457
Allocation of Paulsboro Natural Gas Pipeline Company assets acquired to unitholders	(11,538)	—	11,592	(54)	—	—	—
Distributions to PBF LLC related to the Paulsboro Natural Gas Pipeline Acquisition	—	—	(11,600)	—	—	—	(11,600)
Quarterly distributions to unitholders (including IDRs)	—	(10,714)	(1,158)	(7,149)	(1,265)	—	(20,286)
Distribution to TVPC members	—	—	—	—	—	(3,425)	(3,425)
Net income attributable to PBF Logistics LP unitholders	—	12,790	1,413	8,718	1,687	3,599	28,207
Unit-based compensation expense	—	680	—	—	—	—	680
Other	—	(4)	—	(2)	(1)	—	(7)
Balance at March 31, 2017	$—	$437,208	$(192,934)	$(274,570)	$1,687	$180,056	$151,447

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

Cash distributions

PBFX’s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. On March 13, 2017, the Partnership paid a quarterly cash distribution, based on the results of the fourth quarter of 2016, totaling $20,059, or $0.45 per unit, to unitholders of record on February 27, 2017.

The allocation of total quarterly cash distributions to general and limited partners, in the table below, for the three months ended March 31, 2017 and 2016, is as follows. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.46 and $0.42 per unit declared for the three months ended March 31, 2017 and 2016, respectively); therefore, the table represents total cash distributions applicable to the period in which the distributions are earned:

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended March 31,
	2017	2016
IDR - PBF LLC	$1,687	$757
Limited partners’ distributions:
Common – Public	10,956	8,065
Common – PBF LLC	1,184	1,081
Subordinated – PBF LLC	7,308	6,672
Total distributions	21,135	16,575
Total cash distributions (a)	$20,950	$16,419
____________________
(a) Excludes phantom unit distributions which are accrued and paid upon vesting.

7. UNIT-BASED COMPENSATION

PBF GP’s board of directors adopted the LTIP in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.

Under the LTIP, PBFX issues phantom unit awards to certain directors, officers, and seconded employees of our general partner or its affiliates and its employees as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common units on that date. The estimated fair value of PBFX’s phantom units is generally amortized over the vesting period of four years, using the straight-line method.

Unit-based compensation expense related to the Partnership that was included in general and administrative expense in the Partnership’s condensed consolidated statements of operations was $680 and $729 for the three months ended March 31, 2017 and 2016, respectively.

8. NET INCOME PER UNIT

Earnings in excess of distributions are allocated to the limited partners based on their respective percentage interests. Payments made to PBFX’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.

Diluted net income per unit includes the effects of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 0 and 398,485 anti-dilutive phantom units for the three months ended March 31, 2017 and 2016, respectively. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended March 31, 2017
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to PBF Logistics LP unitholders:
Distributions declared	$10,956	$1,184	$7,308	$1,687	$21,135
Earnings less distributions	1,834	229	1,410	—	3,473
Net income attributable to PBF Logistics LP unitholders	$12,790	$1,413	$8,718	$1,687	$24,608

Weighted-average units outstanding - basic	23,469,304	2,572,944	15,886,553
Weighted-average units outstanding - diluted	23,554,497	2,572,944	15,886,553

Net income per limited partner unit - basic	$0.55	$0.55	$0.55
Net income per limited partner unit - diluted	$0.55	$0.55	$0.55

	Three Months Ended March 31, 2016
	Limited Partner Common Units – Public	Limited Partner Common Units – PBF LLC	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to PBF Logistics LP unitholders:
Distributions declared	$8,065	$1,081	$6,672	$757	$16,575
Earnings less distributions	428	291	1,800	—	2,519
Net income attributable to PBF Logistics LP unitholders	$8,493	$1,372	$8,472	$757	$19,094

Weighted-average units outstanding - basic	15,924,676	2,572,944	15,886,553
Weighted-average units outstanding - diluted	15,925,053	2,572,944	15,886,553

Net income per limited partner unit - basic	$0.53	$0.53	$0.53
Net income per limited partner unit - diluted	$0.53	$0.53	$0.53

9. COMMITMENTS AND CONTINGENCIES

The DCR Rail Terminal and the DCR West Rack are collocated with the Delaware City Refinery, and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act. In 2013, Delaware City Refinery obtained a permit to allow loading of crude oil onto barges. The issuance of the

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

permit was appealed by environmental interest groups and the Delaware Department of Natural Resources and Environmental Control’s (“DNREC”) issuance was ultimately upheld. On December 23, 2016, Delaware City Refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the Delaware City Refinery. The NOV alleges that Delaware City Refinery made shipments to locations other than the Paulsboro Refinery in violation of the order and requests certain additional information. On February 7, 2017, the Delaware City Refinery responded to the NOV. On March 10, 2017, DNREC issued a $150 fine in a Notice of Penalty Assessment and Secretary’s Order to the Delaware City Refinery for violating the 2013 Secretary’s Order. DNREC’s investigation found that PBF Energy violated the 2013 Secretary's Order throughout 2014, when it made 17 barge shipments of crude oil over 15 days to locations other than the Paulsboro Refinery. DNREC determined that the Delaware City Refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The penalty assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Paulsboro Refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro Refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35,700,000 gallons of crude oil in total. On April 28, 2017, DCR appealed the Notice of Penalty Assessment and Secretary’s Order. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to Delaware City Refinery allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups, and the board has 60 days from the date of the appeal to hold a public hearing and render a final decision. On February 27, 2017, the Coastal Zone Industrial Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Board's decision with the Delaware Superior Court on March 30, 2017.

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

In connection with PBF Holding’s acquisition of the Delaware City Refining Company LLC (“DCR”) assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.

In connection with its acquisition of the DCR assets and the Paulsboro Refinery, PBF Holding and Valero purchased ten-year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with PBF Holding’s Toledo Refinery acquisition, Sunoco Inc. (R&M) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.

In connection with its purchase of the East Coast Terminals, the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $2,121 recorded as of March 31, 2017 ($2,173 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 1.83%. At

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

March 31, 2017, the undiscounted liability is $2,314 and the Partnership expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in “Accounts payable and accrued liabilities” and the non-current portion is recorded in “Other long-term liabilities.”

In connection with PBF Holding's acquisition of the Torrance Refinery and related logistics assets, PBF Holding is responsible for all known and unknown environmental liabilities at each site acquired in connection with the acquisition. The total estimated liability of known environmental obligations associated with the Torrance Valley Pipeline was approximately $1,168 as of March 31, 2017 ($1,402 as of December 31, 2016). In accordance with the contribution agreement associated with the Partnership's acquisition of a 50% equity interest in TVPC from PBF LLC (the “TVPC Acquisition”), PBF Holding has indemnified the Partnership for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events, which includes the recorded liability of approximately $1,168. At March 31, 2017, the Partnership expects to make the full aggregate payment for this liability within the next five years. PBFX has recorded a receivable from PBF Holding in “Accounts receivable - affiliates” for such anticipated payments related to the known pre-existing Torrance Valley Pipeline environmental obligations for which PBFX is indemnified.

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

These commercial agreements (as defined in the table below) with PBF Holding relating to the Contributed Assets include:

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- Emido Storage Tank	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (b)	9/1/2011	15 years	Evergreen	N/A
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility	12/12/2014	10 years	2 x 5	3,849,271 barrels (c)	PBFX or PBF Holding can declare
Chalmette Storage Agreement (d)	See note d	10 years	2 x 5	625,000 barrels
___________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms as noted in the table above.

(b)
In connection with the PNGPC Acquisition, the Partnership assumed the current commercial transportation agreement between PNGPC and the Paulsboro Refinery. Subsequent to the completion of the New Pipeline, PBFX will enter into a new transportation agreement with PBF Holding.

(c)	Reflects the overall capacity of the storage facility. The storage MVC is subject to effective operating capacity of each tank which can be impacted by routine tank maintenance and other factors.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

(d)	The Chalmette Storage Agreement was entered into on February 15, 2017 but commences at the earlier of November 1, 2017 or the completion of the Chalmette Storage Tank.

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

Other Agreements

In addition to the commercial agreements described above, at the closing of the Offering, PBFX entered into an omnibus agreement, which has been amended and restated in connection with each of the Acquisitions from PBF, with PBF GP, PBF LLC and PBF Holding (as amended, the “Omnibus Agreement”). The Omnibus Agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. The annual fee was increased to $6,900 per year effective as of January 1, 2017.

In connection with the Offering, PBFX also entered into an Operation and Management Services and Secondment Agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. On February 28, 2017, the Partnership entered into the Fifth Amended and Restated Services Agreement (as amended, the “Services Agreement”) in connection with the PNGPC Acquisition resulting in an increase to the annual fee to $6,696. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.

In connection with the Chalmette Storage Agreement, PBFX Op Co and Chalmette Refining have entered into a twenty-year lease for the premises upon which the tank will be located (the “Lease”) and a project management agreement (the “Project Management Agreement”) pursuant to which Chalmette Refining will manage the construction of the tank. The Lease can be extended by PBFX Op Co for two additional 10 year periods.

Summary of Transactions

A summary of revenue and expense transactions with the Partnership's affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended March 31,
	2017	2016
Revenues	$56,202	$36,549
Operating and maintenance expenses	1,618	1,122
General and administrative expenses	1,654	844

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

Our Transportation and Terminaling segment consists of the following assets:

•	the DCR Rail Terminal, which serves PBF Holding’s Delaware City and Paulsboro refineries, consisting of a double loop track with ancillary pumping and unloading equipment;

•	the DCR West Rack, which serves PBF Holding’s Delaware City Refinery, consisting of a heavy crude oil rail unloading facility;

•	the Toledo Truck Terminal, which serves PBF Holding’s Toledo Refinery, comprised of LACT units;

•	a propane truck loading facility, located within the Toledo Storage Facility, located at PBF Holding’s Toledo Refinery;

•	the Delaware City Products Pipeline, which consists of an interstate petroleum products pipeline supporting PBF Holding’s Delaware City Refinery;

•
the Delaware City Truck Rack, which consists of a truck loading rack utilized to distribute gasoline, distillates and liquefied petroleum gases (“LPGs”) located at PBF Holding’s Delaware City Refinery;

•
the East Coast Terminals, which consist of product tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, Sunoco Logistics Partners and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships;

•	the Torrance Valley Pipeline, which consists of the M55, M1 and M70 pipelines and pipeline stations supporting PBF Holding's Torrance Refinery; and

•	the Paulsboro Natural Gas Pipeline, which consists of an interstate natural gas pipeline which serves PBF Holding's Paulsboro Refinery.

Our Storage segment consists of the following assets:

•	the Toledo Storage Facility, excluding the propane truck loading facility, which services the Toledo Refinery and consists of tanks for storing crude oil, refined products and intermediates; and

•	the Chalmette Storage Tank, a crude oil storage tank currently under construction located at the Chalmette Refinery.

Revenues are generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for transportation, terminaling and storage of crude oil, refined products and natural gas. The commercial agreements with PBF Holding are described in Note 10 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements. The Partnership does not have any foreign operations.

The operating segments adhere to the accounting polices used for the consolidated financial statements, as described in Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements in the 2016 Form 10-K. The Partnership’s operating segments are strategic business units that offer different services in different geographical locations. PBFX has evaluated the performance of each operating segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the operating segment, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with a specific operating segment.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended March 31, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$54,939	$5,538	$—	$60,477
Depreciation and amortization expense	4,751	601	—	5,352
Income (loss) from operations	36,106	3,250	(3,315)	36,041
Interest expense, net and amortization of loan fees	—	—	7,984	7,984
Capital expenditures	15,293	4,174	—	19,467

	Three Months Ended March 31, 2016*
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$31,067	$5,482	$—	$36,549
Depreciation and amortization expense	1,198	649	—	1,847
Income (loss) from operations	25,669	2,941	(2,566)	26,044
Interest expense, net and amortization of loan fees	—	—	7,229	7,229
Capital expenditures	687	439	—	1,126

	Balance at March 31, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$629,800	$61,018	$58,878	$749,696

	Balance at December 31, 2016*
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$606,898	$57,375	$92,588	$756,861
* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

12. SUBSEQUENT EVENTS

Cash distribution

On May 4, 2017, PBF GP’s board of directors announced a cash distribution, based on the results of the first quarter of 2017, of $0.46 per unit. The distribution is payable on May 31, 2017 to PBFX unitholders of record at the close of business on May 16, 2017.

Toledo Terminal Acquisition

On April 17, 2017, PBFX's wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), acquired the Toledo, Ohio refined products terminal assets (the “Toledo Terminal”) of Sunoco Logistics L.P. (the “Toledo Terminal Acquisition”). The Toledo Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo Refinery.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS

Delaware City Logistics Company LLC, Delaware Pipeline Company LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, PLPT, PBFX Op Co, TVPC and PNGPC serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, among the Partnership, PBF Logistics Finance, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.”

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$18,593	$22,237	$—	$—	$40,830
Marketable securities - current	40,054	—	—	—	40,054
Accounts receivable - affiliates	35	29,968	—	—	30,003
Accounts receivable	—	1,822	—	—	1,822
Prepaid expense and other current assets	196	1,758	—	—	1,954
Due from related parties	7,562	278,464	—	(286,026)	—
Total current assets	66,440	334,249	—	(286,026)	114,663

Property, plant and equipment, net	—	635,003	—	—	635,003
Other non-current assets	—	30	—	—	30
Investment in subsidiaries	733,234	—	—	(733,234)	—
Total assets	$799,674	$969,282	$—	$(1,019,260)	$749,696

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$4,472	$15,687	$—	$—	$20,159
Accounts payable and accrued liabilities	12,920	16,577	—	—	29,497
Current portion of long-term debt	—	—	—	—	—
Affiliate note payable	—	11,600	—	—	11,600
Deferred revenue	—	1,198	—	—	1,198
Due to related parties	278,464	7,562	—	(286,026)	—
Total current liabilities	295,856	52,624	—	(286,026)	62,454

Long-term debt	532,427	—	—	—	532,427
Other long-term liabilities	—	3,368	—	—	3,368
Total liabilities	828,283	55,992	—	(286,026)	598,249

Commitments and contingencies

Equity:
Net investment	—	733,234	—	(733,234)	—
Common unitholders - Public	437,208	—	—	—	437,208
Common unitholder - PBF LLC	(192,934)	—	—	—	(192,934)
Subordinated unitholder - PBF LLC	(274,570)	—	—	—	(274,570)
IDR holder - PBF LLC	1,687	—	—	—	1,687
Total PBF Logistics LP equity	(28,609)	733,234	—	(733,234)	(28,609)
Noncontrolling interest	—	180,056	—	—	180,056
Total equity	(28,609)	913,290	—	(733,234)	151,447
Total liabilities and equity	$799,674	$969,282	$—	$(1,019,260)	$749,696

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2016*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$52,133	$12,088	$—	$—	$64,221
Marketable securities - current	40,024	—	—	—	40,024
Accounts receivable - affiliates	125	37,738	—	—	37,863
Accounts receivable	—	4,294	—	—	4,294
Prepaid expense and other current assets	306	1,351	—	—	1,657
Due from related parties	5,168	246,870	—	(252,038)	—
Total current assets	97,756	302,341	—	(252,038)	148,059

Property, plant and equipment, net	—	608,802	—	—	608,802
Investment in subsidiaries	694,636	—	—	(694,636)	—
Total assets	$792,392	$911,143	$—	$(946,674)	$756,861

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$1,670	$5,961	$—	$—	$7,631
Accounts payable and accrued liabilities	5,719	15,152	—	—	20,871
Current portion of long-term debt	39,664	—	—	—	39,664
Deferred revenue	—	952	—	—	952
Due to related parties	246,870	5,168	—	(252,038)	—
Total current liabilities	293,923	27,233	—	(252,038)	69,118

Long-term debt	532,011	—	—	—	532,011
Other long-term liabilities	—	3,161	—	—	3,161
Total liabilities	825,934	30,394	—	(252,038)	604,290

Commitments and contingencies

Equity:
Net investment	—	700,867	—	(694,636)	6,231
Common unitholders - Public	434,456	—	—	—	434,456
Common unitholder - PBF LLC	(193,181)	—	—	—	(193,181)
Subordinated unitholder - PBF LLC	(276,083)	—	—	—	(276,083)
IDR holder - PBF LLC	1,266	—	—	—	1,266
Total PBF Logistics LP equity	(33,542)	700,867	—	(694,636)	(27,311)
Noncontrolling interest	—	179,882	—	—	179,882
Total equity	(33,542)	880,749	—	(694,636)	152,571
Total liabilities and equity	$792,392	$911,143	$—	$(946,674)	$756,861
* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$56,202	$—	$—	$56,202
Third-party	—	4,275	—	—	4,275
Total revenue	—	60,477	—	—	60,477

Costs and expenses
Operating and maintenance expenses	—	15,769	—	—	15,769
General and administrative expenses	3,315	—	—	—	3,315
Depreciation and amortization	—	5,352	—	—	5,352
Total costs and expenses	3,315	21,121	—	—	24,436

Income (loss) from operations	(3,315)	39,356	—	—	36,041

Other income (expenses)
Equity in earnings (loss) of subsidiaries	39,356	—	—	(39,356)	—
Interest expense, net	(7,568)	—	—	—	(7,568)
Amortization of loan fees	(416)	—	—	—	(416)
Net income (loss)	28,057	39,356	—	(39,356)	28,057
Less: Net loss attributable to Predecessor	—	(150)	—	—	(150)
Less: Net income attributable to noncontrolling interest	—	3,599	—	—	3,599
Net income (loss) attributable to PBF Logistics LP unitholders	$28,057	$35,907	$—	$(39,356)	$24,608

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2016*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$36,549	$—	$—	$36,549
Total revenue	—	36,549	—	—	36,549

Costs and expenses
Operating and maintenance expenses	—	6,092	—	—	6,092
General and administrative expenses	2,565	1	—	—	2,566
Depreciation and amortization	—	1,847	—	—	1,847
Total costs and expenses	2,565	7,940	—	—	10,505

Income (loss) from operations	(2,565)	28,609	—	—	26,044

Other income (expenses)
Equity in earnings (loss) of subsidiaries	28,609	—	—	(28,609)	—
Interest expense, net	(6,806)	—	—	—	(6,806)
Amortization of loan fees	(423)	—	—	—	(423)
Net income (loss)	18,815	28,609	—	(28,609)	18,815
Less: Net loss attributable to Predecessor	—	(279)	—	—	(279)
Net income (loss) attributable to PBF Logistics LP unitholders	$18,815	$28,888	$—	$(28,609)	$19,094
* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$28,057	$39,356	$—	$(39,356)	$28,057
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	5,352	—	—	5,352
Amortization of deferred financing fees	416	—	—	—	416
Unit-based compensation expense	680	—	—	—	680
Equity in earnings	(39,356)	—	—	39,356	—
Changes in operating assets and current liabilities:
Accounts receivable - affiliates	90	7,770	—	—	7,860
Accounts receivable, net	—	2,472	—	—	2,472
Prepaid expenses and other current assets	110	(407)	—	—	(297)
Accounts payable - affiliates	2,802	(2,081)	—	—	721
Accounts payable and accrued liabilities	6,974	1,147	—	—	8,121
Amounts due to/from related parties	29,200	(29,200)	—	—	—
Deferred revenue	—	246	—	—	246
Other assets and liabilities	(7)	176	—	—	169
Net cash provided by operating activities	28,966	24,831	—	—	53,797

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(19,467)	—	—	(19,467)
Purchase of marketable securities	(75,036)	—	—	—	(75,036)
Maturities of marketable securities	75,006	—	—	—	75,006
Investment in subsidiaries	(2,753)	—	—	2,753	—
Net cash provided by (used in) investing activities	(2,783)	(19,467)	—	2,753	(19,497)

Cash flows from financing activities:
Distribution to unitholders	(20,059)	—	—	—	(20,059)
Distribution to TVPC members	—	(3,425)	—	—	(3,425)
Contribution from Issuer	—	8,210	—	(2,753)	5,457
Repayment of term loan	(39,664)	—	—	—	(39,664)
Net cash provided by (used in) financing activities	(59,723)	4,785	—	(2,753)	(57,691)

Net change in cash and cash equivalents	(33,540)	10,149	—	—	(23,391)
Cash and equivalents, beginning of period	52,133	12,088	—	—	64,221
Cash and equivalents, end of period	$18,593	$22,237	$—	$—	$40,830

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2016*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$18,815	$28,609	$—	$(28,609)	$18,815
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	1,847	—	—	1,847
Amortization of deferred financing fees	423	—	—	—	423
Unit-based compensation expense	729	—	—	—	729
Equity in earnings	(28,609)	—	—	28,609	—
Changes in operating assets and current liabilities:
Accounts receivable - affiliates	(34)	(471)	—	—	(505)
Prepaid expenses and other current assets	(29)	(593)	—	—	(622)
Accounts payable - affiliates	(314)	73	—	—	(241)
Accounts payable and accrued liabilities	5,600	(288)	—	—	5,312
Amounts due to/from related parties	29,764	(29,764)	—	—	—
Other assets and liabilities	15	(1)	—	—	14
Net cash provided by (used in) operating activities	26,360	(588)	—	—	25,772

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(1,126)	—	—	(1,126)
Purchase of marketable securities	(690,000)	—	—	—	(690,000)
Maturities of marketable securities	689,860	—	—	—	689,860
Investment in subsidiary	(954)	—	—	954	—
Net cash provided by (used in) investing activities	(1,094)	(1,126)	—	954	(1,266)

Cash flows from financing activities:
Distribution to unitholders	(14,680)	—	—	—	(14,680)
Contribution from Issuer	—	1,714	—	(954)	760
Net cash (used in) provided by financing activities	(14,680)	1,714	—	(954)	(13,920)

Net change in cash and cash equivalents	10,586	—	—	—	10,586
Cash and equivalents, beginning of period	18,678	—	—	—	18,678
Cash and equivalents, end of period	$29,264	$—	$—	$—	$29,264
* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations in our 2016 Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our 2016 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the Offering refer to the Predecessor or for assets acquired in the Acquisitions from PBF (as defined below) prior to the effective date of each acquisition. For periods subsequent to the Offering or effective dates of each of the Acquisitions from PBF, these terms refer to the Partnership and its subsidiaries.

Overview

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of March 31, 2017, owned 96.6% of the total economic interest in PBF LLC. PBF LLC holds a 44.2% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 55.8% limited partner interest owned by public unitholders.

The Partnership includes the assets, liabilities and results of operations of certain crude oil and refined product terminaling, pipeline, and storage assets, which include assets previously operated and owned by PBF Holding’s subsidiaries, DCR, TRC and PBF Holding’s previously held subsidiaries, DPC, TVPC, and PNGPC, which were acquired in the Acquisitions from PBF during 2014 through 2017.

2017 Business Developments

Toledo Terminal Acquisition

On April 17, 2017, our wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), acquired the Toledo, Ohio refined products terminal assets (the “Toledo Terminal”) of Sunoco Logistics L.P. (the “Toledo Terminal Acquisition”). The Toledo Terminal is directly connected to, and currently supplied by, PBF Holding's Toledo Refinery.

PNGPC Acquisition

On February 28, 2017, we closed the transaction contemplated by the contribution agreement (the “PNGPC Contribution Agreement”) entered into with PBF LLC as of February 15, 2017. Pursuant to the PNGPC Contribution Agreement, our wholly-owned subsidiary, PBFX Operating Company LLC (“PBFX Op Co”), acquired from PBF LLC all of the issued and outstanding limited liability company interests of PNGPC (the “PNGPC Acquisition”). PNGPC owns and operates an existing interstate natural gas pipeline (the “Paulsboro Natural Gas Pipeline”), and is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). PNGPC has FERC approval for, and is in the process of constructing, a new 24” pipeline (the “New Pipeline”) to replace the existing pipeline. In consideration for the PNGPC limited liability company interests, we delivered to PBF LLC (i) an $11.6 million intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF

Holding (the “Affiliate Note Payable”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the New Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline. This acquisition is accounted for as a transfer of assets between entities under common control under U.S. generally accepted accounting principles (“GAAP”). Refer to Note 2 “Acquisitions” to our Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for further discussion regarding the PNGPC Acquisition.

Chalmette Storage Agreement

On February 15, 2017, PBF Holding and PBFX Op Co entered into a ten-year storage services agreement (the “Chalmette Storage Agreement”) under which we, through PBFX Op Co, will provide storage services to PBF Holding upon the earlier of November 1, 2017 or the completion of construction of a new tank with a shell capacity of 625,000 barrels at PBF Holding’s Chalmette Refinery. PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”) have entered into a twenty-year lease for the premises upon which the tank will be located (the “Lease”) and a project management agreement (the “Project Management Agreement”) pursuant to which Chalmette Refining will manage the construction of the tank. The Chalmette Storage Agreement can be extended by PBF Holding for two additional five-year periods. Under the Chalmette Storage Agreement, PBFX will provide PBF Holding with storage services in return for storage fees. The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tank and PBF Holding will pay a monthly fee of $0.60 per barrel of shell capacity. The Lease can be extended by PBFX Op Co for two additional 10 year periods.

Principles of Combination and Consolidation and Basis of Presentation

Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support, with the exception of third-party revenue generated by Delaware City Products Pipeline (as defined below) prior to August 2013. Upon closing of the Offering and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries. In connection with the Offering, PBF LLC contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to us. The assets consisted of a double loop track with ancillary pumping and unloading equipment (the “DCR Rail Terminal”), and lease automatic custody transfer (“LACT”) units (the “Toledo Truck Terminal”). Subsequent to the Offering, we acquired from PBF LLC a heavy crude oil rail unloading facility at the Delaware City Refinery (the “DCR West Rack”), a tank farm and related facilities, which included a propane storage and loading facility (the “Toledo Storage Facility”), an interstate petroleum products pipeline (the “Delaware City Products Pipeline”) and truck loading rack (the “Delaware City Truck Rack”) which are collectively referred to as the “Delaware City Products Pipeline and Truck Rack,” the 189-mile San Joaquin Valley pipeline system which consists of the M55, M1 and M70 pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), and the Paulsboro Natural Gas Pipeline. These transactions are collectively referred to as the “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack, the Torrance Valley Pipeline and the Paulsboro Natural Gas Pipeline are collectively referred to as the “Contributed Assets.”

The condensed consolidated financial statements presented in this Form 10-Q include our consolidated financial results as of and for the period ending March 31, 2017. We have retrospectively adjusted our financial information contained herein to include the historical results of the Paulsboro Natural Gas Pipeline prior to its acquisition on February 28, 2017.

Agreements with PBF Energy

Commercial Agreements

We currently derive the majority of our revenue from long-term, fee-based agreements with PBF Holding, supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. We believe the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements with PBF Holding relating to the Contributed Assets include:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- Emido Storage Tank	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (b)	9/1/2011	15 years	Evergreen	N/A
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility	12/12/2014	10 years	2 x 5	3,849,271 barrels (c)	PBFX or PBF Holding can declare
Chalmette Storage Agreement (d)	2/15/2017	10 years	2 x 5	625,000 barrels
____________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms as noted in the table above.

(b)
In connection with the PNGPC Acquisition, we assumed the current commercial transportation agreement between PNGPC and the Paulsboro Refinery. Subsequent to the completion of the New Pipeline, we will enter into a new transportation agreement with PBF Holding.

(c)	Reflects the overall capacity of the storage facility. The storage MVC is subject to effective operating capacity of each tank which can be impacted by routine tank maintenance and other factors.

(d)	The Chalmette Storage Agreement was entered into on February 15, 2017 but commences at the earlier of November 1, 2017 or the completion of the Chalmette Storage Tank.

In addition, PBF Holding has commercial agreements in place with respect to the four refined product terminals located in and around Philadelphia (the “East Coast Terminals”) having terms ranging from approximately three months to five years and includes:

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

Other Agreements
In addition to the commercial agreements described above, at the closing of the Offering, we entered into an omnibus agreement, which has been amended and restated in connection with each of the Acquisitions from PBF, with PBF GP, PBF LLC and PBF Holding (as amended, the “Omnibus Agreement”). The Omnibus Agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. The annual fee was increased to $6.9 million per year effective as of January 1, 2017.

In connection with the Offering, we entered into an Operation and Management Services and Secondment Agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provides us with the personnel necessary for us to perform its obligations under its commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. On February 28, 2017, we entered into the Fifth Amended and Restated Services Agreement (as amended, the “Services Agreement”) in connection with the PNGPC Acquisition resulting in an increase to the annual fee to $6.7 million. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service on 30 days’ notice.

In connection with the Chalmette Storage Agreement, PBFX Op Co and Chalmette Refining have entered into a twenty-year lease for the premises upon which the tank will be located the Project Management Agreement pursuant to which Chalmette Refining will manage the construction of the tank. The Lease can be extended by PBFX Op Co for two additional 10 year periods.

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations for the reasons described below:

Revenues. Our reported logistics assets revenues are fee-based and a majority are subject to contractual minimum volume commitments. These fees are indexed for inflation in accordance with either the Federal Energy Regulatory Commission indexing methodology, the U.S. Producer Price Index or the U.S. Consumer Price Index for All Urban Consumers.

Revenues reported by us prior to the acquisitions of TVPC and PNGPC did not include commercial contracts associated with the Torrance Valley Pipeline or the Paulsboro Natural Gas Pipeline.

Financing. Historically, we have financed our operations through proceeds generated by the Offering, internally generated cash flows, and borrowings under our five-year $360.0 million revolving credit facility (“Revolving Credit Facility”) to satisfy capital expenditure requirements. In connection with the purchase of the East Coast Terminals, we borrowed an additional $98.5 million under our Revolving Credit Facility, which was used to repay $98.3 million of our three-year $300.0 million term loan facility (“Term Loan”) in order to release $98.3 million in marketable securities that had collateralized the Term Loan. In connection with the acquisition of TVPC, we borrowed an additional $76.2 million under our Revolving Credit Facility, which was used to repay $76.2 million of our Term Loan in order to release $76.2 million in marketable securities that had collateralized the Term Loan. The maximum amount of the Revolving Credit Facility was increased from $325.0 million to $360.0 million in May 2016. In connection with the PNGPC Acquisition, through our newly acquired subsidiary, PNGPC, we entered into the $11.6 million Affiliate Note Payable with Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF Holding.

The Plains Asset Purchase. On April 29, 2016, our wholly-owned subsidiary, PLPT, purchased the East Coast Terminals from an affiliate of Plains All American Pipeline, L.P. (the “Plains Asset Purchase”). The East Coast Terminals have subsequently generated third-party revenues. Prior to the purchase, we did not record third-party revenue, with the exception of third-party revenue generated by Delaware City Products Pipeline prior to August 2013. Additionally, our results may not be comparable due to additional affiliate revenue, operating and maintenance expenses and general and administrative expenses associated with the East Coast Terminals.

Other Factors That Will Significantly Affect Our Results

Supply and Demand for Crude Oil, Refined Products and Natural Gas. We generate revenue by charging fees for receiving, handling, transferring, storing and throughputting crude oil, refined products and natural gas. The majority of our revenues are derived from fee-based commercial agreements with subsidiaries of PBF Energy with initial terms ranging from approximately seven to ten years and including minimum volume commitments, which enhance the stability of our cash flows. The volume of crude oil, refined products and natural gas that is throughput depends substantially on PBF Energy’s refining margins. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products.

Factors driving the prices of petroleum-based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Please read “Risk Factors” included in “Item 1A.” of our 2016 Form 10-K.

Acquisition Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under our Omnibus Agreement with PBF GP, PBF LLC and PBF Holding, subject to certain exceptions, we have a right of first offer on certain logistics assets owned by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Holding’s refineries, related to our business in the event PBF Energy permanently shuts down the PBF Holding’s refineries. In addition, our commercial agreements provide us with the right to use certain assets at PBF Holding’s refineries in the event of a temporary shutdown. Furthermore, we may pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, through the liquidation of marketable securities, borrowings under our Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

Third-Party Business. As of March 31, 2017, PBF Holding accounts for the substantial majority of our revenues and we continue to expect the majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.

Noncontrolling Interest. As a result of PBFX Op Co's acquisition from PBF LLC of 50% of the issued and outstanding limited liability company interests of TVPC (the “TVPC Acquisition”), PBFX Op Co became the managing member of TVPC and fully consolidates TVPC. With respect to the consolidation of TVPC, we record a noncontrolling interest for the remaining 50% economic interest in TVPC held by TVP Holding Company LLC (“TVP Holding”). Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

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

Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil, refined products and natural gas that we throughput at our terminaling and pipeline operations and our available storage capacity. These volumes are primarily affected by the supply of and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Although PBF Energy has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by:

•	PBF Energy’s utilization of our assets in excess of the minimum volume commitments;

•	our ability to identify and execute accretive acquisitions and organic expansion projects, and capture PBF Energy’s incremental volumes or third-party volumes; and

•	our ability to increase throughput volumes at our facilities and provide additional ancillary services at those terminals and pipelines.

Operating and Maintenance Expenses. Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses, outside contractor expenses, utility costs, insurance premiums, repairs and maintenance expenses and related property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We will seek to manage our maintenance expenditures on our assets by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and to minimize their impact on our cash flow.

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

Combined Overview. The following tables summarize our results of operations and financial data for the three months ended March 31, 2017 and 2016. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue:
Affiliate	$56,202	$36,549
Third-Party	4,275	—
Total revenue	60,477	36,549

Costs and expenses:
Operating and maintenance expenses	15,769	6,092
General and administrative expenses	3,315	2,566
Depreciation and amortization	5,352	1,847
Total costs and expenses	24,436	10,505

Income from operations	36,041	26,044

Other expense:
Interest expense, net	(7,568)	(6,806)
Amortization of loan fees	(416)	(423)
Net income	28,057	18,815
Less: Net loss attributable to Predecessor	(150)	(279)
Less: Net income attributable to noncontrolling interest	3,599	—
Net income attributable to PBF Logistics LP unitholders	$24,608	$19,094

Other Data:
EBITDA attributable to PBFX	$36,469	$27,963
Distributable cash flow	28,574	21,447
Capital expenditures	19,467	1,126

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$28,057	$18,815
Interest expense, net	7,568	6,806
Amortization of loan fees	416	423
Depreciation and amortization	5,352	1,847
EBITDA	41,393	27,891
Less: Predecessor EBITDA	(40)	(72)
Less: Noncontrolling interest EBITDA	4,964	—
EBITDA attributable to PBFX	36,469	27,963
Non-cash unit-based compensation expense	680	729
Cash interest	(7,750)	(6,806)
Maintenance capital expenditures	(825)	(439)
Distributable cash flow	$28,574	$21,447

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, the most directly comparable U.S. GAAP financial measure on a historical basis, for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities:	$53,797	$25,772
Change in operating assets and liabilities	(19,292)	(3,958)
Interest expense, net	7,568	6,806
Non-cash unit-based compensation expense	(680)	(729)
EBITDA	41,393	27,891
Less: Predecessor EBITDA	(40)	(72)
Less: Noncontrolling interest EBITDA	4,964	—
EBITDA attributable to PBFX	36,469	27,963
Non-cash unit-based compensation expense	680	729
Cash interest	(7,750)	(6,806)
Maintenance capital expenditures	(825)	(439)
Distributable cash flow	$28,574	$21,447

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA.

Three Months Ended March 31,
2017
(In thousands)
Net income attributable to noncontrolling interest	$3,599
Depreciation and amortization related to noncontrolling interest (a)	1,365
Noncontrolling interest EBITDA	$4,964
____________
(a) Represents 50% of depreciation and amortization for TVPC for the three months ended March 31, 2017.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Summary. Our net income for the three months ended March 31, 2017 increased approximately $9.2 million to approximately $28.1 million from approximately $18.8 million for the three months ended March 31, 2016. The increase in net income was primarily due to the following:

•
an increase in total revenues of approximately $23.9 million, or 65.5%, primarily attributable to the East Coast Terminals operations and commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016;

partially offset by the following:

•
an increase in operating and maintenance expenses of approximately $9.7 million, or 158.8%, as a result of current period expenses across the East Coast Terminals and Torrance Valley Pipeline, partially offset by decreases in outside services and maintenance and materials expenses mainly due to lower throughput at our other assets and timing of maintenance activities;

•
an increase in general and administrative expenses of approximately $0.7 million, or 29.2%, as a result of higher fees associated with the Omnibus Agreement of approximately $0.8 million, offset by lower acquisition related expenses;

•
an increase in depreciation and amortization expenses of approximately $3.5 million, or 189.8%, as a result of the additions to property, plant and equipment related to the East Coast Terminals, the Torrance Valley Pipeline and the Paulsboro Natural Gas Pipeline; and

•
an increase in interest expense, net of approximately $0.8 million attributable to the interest costs associated with the Affiliate Note Payable and higher borrowings under our Revolving Credit Facility.

EBITDA attributable to PBFX for the three months ended March 31, 2017 increased approximately $8.5 million to approximately $36.5 million from approximately $28.0 million for the three months ended March 31, 2016 due to the factors noted above, excluding the impact of depreciation and interest.

Operating Segments

We review operating results in two reportable segments: (i) Transportation and Terminaling; and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net sales less operating expenses and depreciation and amortization. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is further discussed in Note 11 “Segment Information” to our Condensed Consolidated Financial Statements included in “Item 1. Financial Statements.”

Transportation and Terminaling Segment

The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue:
Affiliate	$50,664	$31,067
Third-Party	4,275	—
Total revenue	54,939	31,067

Costs and expenses:
Operating and maintenance expenses	14,082	4,200
Depreciation and amortization	4,751	1,198
Total costs and expenses	18,833	5,398
Transportation and Terminaling Segment Operating Income	$36,106	$25,669

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd)*	178,715	92,437
Lease tank capacity (average lease capacity barrels per month)	2,126,209	N/A
Pipelines
Total throughput (bpd)*	146,302	36,046
Lease tank capacity (average lease capacity barrels per month)	1,371,862	N/A
* Calculated as the sum of the average throughput per day for each Terminal and Pipeline asset for the period presented.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue. Revenue increased approximately $23.9 million, or 76.8%, to approximately $54.9 million for the three months ended March 31, 2017 compared to approximately $31.1 million for the three months ended March 31, 2016. The increase in revenue was primarily attributable to the effects of the East Coast Terminals operation acquired in connection with the Plains Asset Purchase and commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016. Prior to the acquisition of the Torrance Valley Pipeline, those assets were a part of the integrated operations of PBF Energy and the operation of those assets did not generate third-party or inter-entity revenue. Following the closing of the TVPC Acquisition, revenues were generated from commercial agreements with PBF Energy. Additionally, subsequent to the closing of the Plains Asset Purchase, we have begun to generate third-party revenue related to the East Coast Terminals as well as incremental affiliate revenue.

Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $9.9 million, or 235.3%, to approximately $14.1 million for the three months ended March 31, 2017 compared to approximately $4.2 million for the three months ended March 31, 2016. The increase in operating and maintenance expenses was primarily attributable to the increased operating costs for the East Coast Terminals and the Torrance Valley Pipeline, partially offset by decreases in outside services mainly due to lower throughput at our other assets;

Depreciation and Amortization. Depreciation and amortization expense increased approximately $3.6 million, or 296.6%, to approximately $4.8 million for the three months ended March 31, 2017 compared to approximately $1.2 million for the three months ended March 31, 2016. The increase in depreciation and amortization expense was primarily attributable to approximately $0.9 million of depreciation and amortization expense associated with the East Coast Terminals acquired in April 2016 and approximately $2.7 million of depreciation and amortization expense associated with the Torrance Valley Pipeline acquired in August 2016.

Storage Segment

The following table and discussion is an explanation of our results of operations of the Storage segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue:
Affiliate	$5,538	$5,482
Third-Party	—	—
Total revenue	5,538	5,482

Costs and expenses:
Operating and maintenance expenses	1,687	1,892
Depreciation and amortization	601	649
Total costs and expenses	2,288	2,541
Storage Segment Operating Income	$3,250	$2,941

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)	3,691,939	3,654,581

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue. Revenue remained relatively consistent and was approximately $5.5 million for the three months ended March 31, 2017 compared to approximately $5.5 million for the three months ended March 31, 2016.

Operating and Maintenance Expenses. Operating and maintenance expenses decreased approximately $0.2 million, or 10.8%, to approximately $1.7 million for the three months ended March 31, 2017 compared to approximately $1.9 million for the three months ended March 31, 2016. The decrease in operating and maintenance expenses was primarily attributable to lower maintenance activity.

Depreciation and Amortization. Depreciation and amortization expense remained relatively consistent and was approximately $0.6 million for the three months ended March 31, 2017 compared to approximately $0.6 million for the three months ended March 31, 2016.

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

We have paid, and intend to continue to pay, a quarterly distribution of at least $0.30 per unit per quarter, which equates to approximately $12.7 million per quarter, or approximately $50.8 million per year, based on the current number of common units, subordinated units and associated IDRs outstanding. We do not have a legal obligation to pay this distribution. On March 13, 2017, we paid a quarterly cash distribution, based on the results of the fourth quarter of 2016, totaling approximately $20.1 million, or $0.45 per unit, to unitholders of record on February 27, 2017.

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The maximum amount of the Revolving Credit Facility was increased from $325.0 million to $360.0 million in May 2016. The Partnership has the ability to further increase the maximum amount of the Revolving Credit Facility by an additional $240.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. See Note 4 “Debt” to our Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for further information regarding the Revolving Credit Facility and the Term Loan. We are in compliance with our covenants under the Revolving Credit Facility as of March 31, 2017. During March 2017, we fully repaid our Term Loan.

On May 12, 2015, we completed the offering of $350.0 million of 6.875% Senior Notes due 2023 (“2023 Notes”). We pay interest on the 2023 Notes semi-annually on May 15 and November 15 with our first interest payment taking place on November 15, 2015. The 2023 Notes mature on May 15, 2023.

The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of March 31, 2017, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$53,797	$25,772
Net cash used in investing activities	(19,497)	(1,266)
Net cash used in financing activities	(57,691)	(13,920)
Net change in cash and cash equivalents	$(23,391)	$10,586

Cash Flows from Operating Activities

Net cash provided by operating activities increased approximately $28.0 million to approximately $53.8 million for the three months ended March 31, 2017 compared to approximately $25.8 million for the three months ended March 31, 2016. The increase in net cash provided by operating activities was primarily the result of net income and non-cash charges relating to depreciation and amortization, amortization of loan fees and unit-based compensation of approximately $34.5 million for the three months ended March 31, 2017, compared to approximately $21.8 million for the three months ended March 31, 2016 and a net increase in the net changes in operating assets and liabilities of approximately $15.3 million primarily driven by the timing of collection of accounts receivables and liability payments.

Cash Flows from Investing Activities

Net cash used in investing activities increased approximately $18.2 million to approximately $19.5 million for the three months ended March 31, 2017 compared to net cash used in investing activities of approximately $1.3 million for the three months ended March 31, 2016. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures of approximately $18.3 million to fund growth projects, partially offset by approximately $0.1 million of lower net purchases of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities increased approximately $43.8 million to approximately $57.7 million for the three months ended March 31, 2017 compared to approximately $13.9 million for the three months ended March 31, 2016. The cash outflows for the three months ended March 31, 2017 were primarily driven by repayment of our Term Loan of approximately $39.7 million, distributions to unitholders of approximately $20.1 million and distributions to TVPC members of approximately $3.4 million, partially offset by a contribution from the Partnership's parent of approximately $5.5 million related to the 2017 pre-acquisition activities of PNGPC. Net cash used in financing activities for the three months ended March 31, 2016 consisted of distributions to unitholders of approximately $14.7 million, partially offset by a contribution from the Partnership's parent of approximately $0.8 million related to the pre-acquisition activities of PNGPC.

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

Capital expenditures for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Expansion	$18,642	$687
Maintenance	825	439
Total capital expenditures	$19,467	$1,126

We currently expect to spend an aggregate of between approximately $110.0 million and $120.0 million during 2017 for capital expenditures, inclusive of capital expenditures related to the Paulsboro Natural Gas Pipeline, the Chalmette Storage Tank and the Toledo Terminal Acquisition, of which between approximately $5.0 million and $10.0 million relate to maintenance capital expenditures. We anticipate the forecasted capital expenditures will be funded primarily with cash from operations and through the liquidation of marketable securities.

We have sold, and expect to continue to sell, our U.S. Treasury or other investment grade securities over time to fund our capital expenditures. In March 2017, we fully repaid our Term Loan and, as a result, such securities are no longer used to secure our obligation. We may also rely on external sources including other borrowings under our Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion.

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

Contractual Obligations

With the exception of the debt activity in connection with the PNGPC Acquisition and repayment of our Term Loan, there have been no significant changes in our debt obligations since those reported in our 2016 Form 10-K. Refer to Note 4 “Debt” to our Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our debt obligations.

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

Pursuant to the contribution agreements entered into in connection with the Offering and the Acquisitions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor’s properties and associated with the ownership or operation of our assets and arising from the conditions that existed prior to the closings of the Offering and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for certain events and conditions associated with the ownership or operation of our assets that occur after the closings of the Offering and the Acquisitions from PBF, and for environmental liabilities related to our assets to the extent PBF Energy is not required to indemnify us for such liabilities or if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of PBF Energy or its employees, including those seconded to us. As a result, we may incur the type of expenses described above in the future, which may be substantial.

As of March 31, 2017, we have recorded a total liability related to environmental remediation costs of approximately $3.3 million related to the Plains Asset Purchase and the TVPC Acquisition. Refer to Note 9 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Because we do not generally own the crude oil, refined products or natural gas that is distributed through our facilities, and because all of our commercial agreements with PBF Energy require PBF Energy to bear the risk of any material volume loss relating to the services we provide, we have minimal direct exposure to risks associated with fluctuating commodity prices.

We experience modest volume gains and losses, which we sometimes refer to as imbalances, within our assets as a result of variances in tank storage meter readings and volume fluctuations within the East Coast Terminals. We use a year-to-date weighted average market price to value our assets and liabilities related to product imbalances. For the three months ended March 31, 2017, our imbalances resulted in an immaterial amount. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances, or settle through cash payments.

Debt that we incur under our Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At March 31, 2017, we had $189.2 million outstanding in variable interest debt under this facility. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $2.9 million change in our interest expense, assuming we were to borrow all $360.0 million available under our Revolving Credit Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX’s management, including PBFX’s principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based on that evaluation, PBFX’s principal executive officer and the principal financial officer have concluded that PBFX’s disclosure controls and procedures are effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in PBFX’s internal controls over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2016 Form 10-K.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Contribution Agreement dated as of February 15, 2017 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).

4.1*	Joinder Agreement dated as of February 28, 2017, among Paulsboro Natural Gas Pipeline Company LLC and Wells Fargo Bank, National Association, as Administrative Agent.
4.2*
Fourth Supplemental Indenture dated as of March 13, 2017, among Paulsboro Natural Gas Pipeline Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee.

10.1
Storage Services Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).

10.2
Project Management Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and Chalmette Refining, L.L.C. (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).

10.3
Lease Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and Chalmette Refining, L.L.C. (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).

10.4
Fifth Amended and Restated Operation and Management Services and Secondment Agreement dated as of February 28, 2017 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC, PBFX Operating Company LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Chalmette Refining L.L.C.. (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on March 3, 2017).

10.5
Intercompany Promissory Note entered on February 28, 2017 between Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on March 3, 2017).

10.6*	Precedent Agreement dated as of February 28, 2017 by Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC.
10.7*	Expansion Rights and Right of First Refusal Agreement dated as of February 28, 2017 among PBF Energy Company LLC, PBF Logistics GP LLC, and PBF Logistics LP.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————

* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date	May 4, 2017		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Contribution Agreement dated as of February 15, 2017 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).

4.1*	Joinder Agreement dated as of February 28, 2017, among Paulsboro Natural Gas Pipeline Company LLC and Wells Fargo Bank, National Association, as Administrative Agent.
4.2*
Fourth Supplemental Indenture dated as of March 13, 2017, among Paulsboro Natural Gas Pipeline Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee.

10.1
Storage Services Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).

10.2
Project Management Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and Chalmette Refining, L.L.C. (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).

10.3
Lease Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and Chalmette Refining, L.L.C. (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).

10.4
Fifth Amended and Restated Operation and Management Services and Secondment Agreement dated as of February 28, 2017 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC, PBFX Operating Company LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Chalmette Refining L.L.C.. (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on March 3, 2017).

10.5
Intercompany Promissory Note entered on February 28, 2017 between Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on March 3, 2017).

10.6*	Precedent Agreement dated as of February 28, 2017 by Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC.
10.7*	Expansion Rights and Right of First Refusal Agreement dated as of February 28, 2017 among PBF Energy Company LLC, PBF Logistics GP LLC, and PBF Logistics LP.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
* Filed herewith.
** Furnished, not filed.