Form 10-Q
period 2017-06-30
PBF Logistics LP
filed 2017-08-03
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2017, there were 41,892,785 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of June 30, 2017, owned 96.6% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 44.1% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 55.9% limited partner interest owned by public unitholders as of June 30, 2017.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to PBFX’s initial public offering, which closed on May 14, 2014 (the “Offering”), refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil and refined product transportation, terminaling and storage assets, previously operated and owned by PBF Holding’s subsidiaries, Delaware City Refining Company LLC (“DCR”), Toledo Refining Company LLC (“TRC”), and PBF Holding’s previously held subsidiaries, Delaware Pipeline Company LLC (“DPC”), Torrance Valley Pipeline Company LLC (“TVPC”), and Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). As of June 30, 2017, PBF Holding, together with its subsidiaries, owns and operates five oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q; in our Annual Report on Form 10-K for the year ended December 31, 2016, which we refer to as our 2016 Form 10-K; in our Form 8-K issued May 11, 2017, which retrospectively adjusted items 6, 7 and 8 of our 2016 Form 10-K to give effect to the acquisition of PNGPC, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

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

PART 1 - FINANCIAL INFORMATION

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$51,054	$64,221
Marketable securities - current	—	40,024
Accounts receivable - affiliates	31,409	37,863
Accounts receivable	1,882	4,294
Prepaid expenses and other current assets	2,349	1,657
Total current assets	86,694	148,059
Property, plant and equipment, net	664,431	608,802
Other non-current assets	30	—
Total assets	$751,155	$756,861
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$26,489	$7,631
Accounts payable and accrued liabilities	26,418	20,871
Current portion of long-term debt	—	39,664
Affiliate note payable	11,600	—
Deferred revenue	1,229	952
Total current liabilities	65,736	69,118
Long-term debt	532,804	532,011
Other long-term liabilities	2,089	3,161
Total liabilities	600,629	604,290

Commitments and contingencies (Note 9)

Equity:
Net Investment - Predecessor	—	6,231
Common unitholders (41,890,487 and 25,844,118 units issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively)(1)	(25,628)	241,275
Subordinated unitholder - PBF LLC (0 and 15,886,553 units issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively)	—	(276,083)
IDR holder - PBF LLC	2,107	1,266
Total PBF Logistics LP equity	(23,521)	(27,311)
Noncontrolling interest	174,047	179,882
Total equity	150,526	152,571
Total liabilities and equity	$751,155	$756,861

(1) Subsequent to the conversion of the PBFX subordinated units held by PBF LLC, public and PBF LLC common units are shown in total. Refer to Notes 6 “Equity” and 8 “Net Income per Unit” in the accompanying Notes to Condensed Consolidated Financial Statements for further discussion regarding the subordinated units' conversion.

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016*	2017	2016*
Revenue:
Affiliate	$58,355	$37,965	$114,557	$74,514
Third-party	3,974	2,694	8,249	2,694
Total revenue	62,329	40,659	122,806	77,208

Costs and expenses:
Operating and maintenance expenses	15,504	7,890	31,273	13,982
General and administrative expenses	6,098	6,910	9,413	9,476
Depreciation and amortization	5,710	2,349	11,062	4,196
Total costs and expenses	27,312	17,149	51,748	27,654

Income from operations	35,017	23,510	71,058	49,554

Other expense:
Interest expense, net	(7,509)	(7,212)	(15,077)	(14,018)
Amortization of loan fees	(377)	(422)	(793)	(845)
Net income	27,131	15,876	55,188	34,691
Less: Net loss attributable to Predecessor	—	(378)	(150)	(657)
Less: Net income attributable to noncontrolling interest	3,820	—	7,419	—
Net income attributable to the partners	23,311	16,254	47,919	35,348
Less: Net income attributable to the IDR holder	2,107	882	3,793	1,639
Net income attributable to PBF Logistics LP unitholders	$21,204	$15,372	$44,126	$33,709

Net income per limited partner unit(1):
Common units - basic	$0.49	$0.41	$1.04	$0.94
Common units - diluted	0.49	0.41	1.04	0.94
Subordinated units - basic and diluted	0.52	0.41	1.07	0.95

Weighted average limited partner units outstanding(1):
Common units - basic	31,428,577	21,248,969	28,784,479	19,873,294
Common units - diluted	31,485,563	21,264,690	28,788,463	19,881,339
Subordinated units - basic and diluted	10,649,228	15,886,553	13,253,423	15,886,553

Cash distributions declared per unit	$0.47	$0.43	$0.93	$0.85

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition (as defined in Note 1 “Description of the Business and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements).

(1) PBFX bases its calculation of net income per limited partner unit on the weighted-average number of limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflects the conversion of the subordinated units to common units on June 1, 2017. Refer to Notes 6 “Equity” and 8 “Net Income per Unit” in the accompanying Notes to Condensed Consolidated Financial Statements for further discussion.

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016*
Cash flows from operating activities:
Net income	$55,188	$34,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,062	4,196
Amortization of deferred financing fees	793	845
Unit-based compensation expense	3,708	2,710
Changes in operating assets and liabilities:
Accounts receivable - affiliates	5,454	2,045
Accounts receivable	2,412	(2,462)
Prepaid expenses and other current assets	(595)	(349)
Accounts payable - affiliates	7,051	412
Accounts payable and accrued liabilities	6,412	138
Deferred revenue	277	638
Other assets and liabilities	(1,109)	(265)
Net cash provided by operations	90,653	42,599

Cash flows from investing activities:
Plains Asset Purchase	—	(98,336)
Toledo Terminal Acquisition	(10,097)	—
Expenditures for property, plant and equipment	(46,288)	(3,477)
Purchase of marketable securities	(75,036)	(1,310,000)
Maturities of marketable securities	115,060	1,408,124
Net cash used in investing activities	(16,361)	(3,689)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	—	51,575
Distributions to unitholders	(40,998)	(31,099)
Distributions to TVPC members	(12,254)	—
Contribution from parent	5,457	1,655
Proceeds from revolving credit facility	—	98,500
Repayment of revolving credit facility	—	(30,000)
Repayment of term loan	(39,664)	(98,336)
Net cash used in financing activities	(87,459)	(7,705)

Net change in cash and cash equivalents	(13,167)	31,205
Cash and cash equivalents at beginning of year	64,221	18,678
Cash and cash equivalents at end of period	$51,054	$49,883

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$—	$15
Accrued capital expenditures	12,943	—
Issuance of affiliate note payable	11,600	—

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of June 30, 2017, owned 96.6% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 44.1% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 55.9% limited partner interest owned by public unitholders as of June 30, 2017.

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

On February 28, 2017, the Partnership’s wholly-owned subsidiary, PBFX Operating Company LP (“PBFX Op Co”), acquired from PBF LLC all the issued and outstanding limited liability company interest of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) for an aggregate purchase price of $11,600 (the “PNGPC Acquisition”). PNGPC owns and operates an existing interstate natural gas pipeline which serves PBF Holding's Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”). PBFX Op Co is currently in the process of constructing a new pipeline to replace the existing pipeline. This acquisition is accounted for as a transfer of assets between entities under common control under U.S. generally accepted accounting principles (“GAAP”). Refer to Note 2 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the PNGPC Acquisition.

Effective February 2017, PBFX Op Co assumed construction of a crude oil storage tank at PBF Holding's Chalmette Refinery (the “Chalmette Storage Tank”), which is expected to be in service and operational by the fourth quarter of 2017. PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”), a wholly-owned subsidiary of PBF Holding, have entered into a twenty-year lease for the premises upon which the tank will be located and the Project Management Agreement (as defined in Note 10 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements) pursuant to which Chalmette Refining will manage the construction of the tank.

On April 17, 2017, the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), acquired the Toledo, Ohio refined products terminal assets (the “Toledo Terminal”) from Sunoco Logistics Partners L.P. (the “Seller”) for an aggregate purchase price of $10,000, plus a preliminary estimate for working capital (the “Toledo Terminal Acquisition”). The Toledo Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo Refinery. This acquisition was accounted for as a business combination under GAAP. Refer to Note 2 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Toledo Terminal Acquisition.

Subsequent to the Partnership’s initial public offering (the “Offering”), the Acquisitions from PBF (as defined below), the purchase of the four refined product terminals located in and around Philadelphia (the “East Coast Terminals”) and the Toledo Terminal Acquisition, the Partnership continues to generate a substantial majority of its revenue from transactions with PBF Holding.

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

Subsequent to the Offering, the Partnership acquired from PBF LLC a heavy crude oil rail unloading facility at the Delaware City Refinery (the “DCR West Rack”), a tank farm and related facilities, which included a propane storage and loading facility (the “Toledo Storage Facility”), an interstate petroleum products pipeline (the “Delaware City Products Pipeline”) and truck loading rack (the “Delaware City Truck Rack”), which are collectively referred to as the “Delaware City Products Pipeline and Truck Rack,” the San Joaquin Valley pipeline system, which consists of the M55, M1 and M70 pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), and the Paulsboro Natural Gas Pipeline. These transactions are collectively referred to as the “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack, the Torrance Valley Pipeline and the Paulsboro Natural Gas Pipeline are collectively referred to as the “Contributed Assets.” The assets, liabilities and results of operations of the Contributed Assets prior to their acquisition by PBFX are collectively referred to as the “Predecessor.” The transactions through which PBFX acquired the Contributed Assets were transfers of assets between entities under common control. Accordingly, the accompanying condensed consolidated financial statements and related notes present the results of operations and cash flow of our Predecessor for all periods presented prior to the effective date of each transaction. The financial statements of our Predecessor have been prepared from the separate records maintained by PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessor had been operated as an unaffiliated entity. See (i) the Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and Form 8-K issued May 11, 2017, which retrospectively adjusted items 6, 7 and 8 of the 2016 Form 10-K to give effect to the acquisition of PNGPC for additional information regarding the Acquisitions from PBF and the commercial agreements and amendments to other agreements with related parties executed in connection with these acquisitions, and (ii) Note 2 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the PNGPC Acquisition.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX for the periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

The Predecessor did not historically operate its respective assets for the purpose of generating revenues independent of other PBF Energy businesses prior to the Offering or for assets acquired in the Acquisitions from PBF, with the exception of the Delaware City Products Pipeline, prior to the effective dates of each transaction. All intercompany accounts and transactions have been eliminated.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Partnership refers to ASU 2014-09 and these additional ASUs as the “Updated Revenue Recognition Guidance”). The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or modified retrospective method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016,

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

including interim reporting periods within that reporting period. The Partnership has established a working group and conducted training sessions to assess the Updated Revenue Recognition Guidance, including its impact on the Partnership’s business processes, accounting systems, controls and financial statement disclosures. The Partnership’s preliminary expectation is that it will adopt this guidance using the modified retrospective method whereby a cumulative effect adjustment is recognized upon adoption and the Updated Revenue Recognition Guidance is applied prospectively. The Partnership will not early adopt this new guidance. The working group is currently evaluating existing contract terms and conditions and the Partnership's performance obligations with customers and continues to evaluate the impact of this new standard, including certain industry specific issues, on the Partnership’s consolidated financial statements and related disclosures. At this time, the Partnership is unable to estimate the full impact of the standard.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Partnership has established a working group to study the new guidance in ASU 2016-02. This working group was formed during 2016 and has begun the process of compiling a central repository for all leases the Partnership, and its subsidiaries entered into for further analysis as the implementation project progresses. It is not anticipated that the Partnership will early adopt this new guidance. The working group continues to evaluate the impact of this new standard on the Partnership’s Consolidated Financial Statements and related disclosures. At this time, the Partnership has identified that the most significant impacts of this new guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases. The working group is in the early stages of its implementation plan and continues to evaluate the impact of this new standard, including certain industry specific issues on the Partnership's consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation (“Topic 718”), to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 require an entity to account for the effects of a modification unless all the following are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance in ASU 2017-09 should be applied prospectively. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Partnership will apply the guidance prospectively for any modifications to its stock compensation plans occurring after the effective date of the new standard.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

2. ACQUISITIONS

PNGPC Acquisition

On February 28, 2017, the Partnership closed the PNGPC Acquisition, which had been contemplated by a contribution agreement dated as of February 15, 2017 between the Partnership and PBF LLC (the “PNGPC Contribution Agreement”). Pursuant to the PNGPC Contribution Agreement, the Partnership, through its wholly-owned subsidiary, PBFX Op Co, acquired from PBF LLC all of the issued and outstanding limited liability company interests of PNGPC, which owns and operates the Paulsboro Natural Gas Pipeline, an existing interstate natural gas pipeline which serves PBF Holding's Paulsboro Refinery, and is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). PNGPC has FERC approval for, and is in the process of constructing, a new pipeline (the “New Pipeline”) to replace the existing pipeline, which was placed in service in August 2017.

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

The following tables present the Partnership's statement of financial position and results of operations giving retrospective effect to the PNGPC Acquisition. For the six months ended June 30, 2017, and the three and six months ended June 30, 2016, respectively, the results of PNGPC prior to the PNGPC Acquisition are included under “PNGPC.” Results of PNGPC subsequent to the acquisition are included in “PBF Logistics LP.”

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	December 31, 2016
	PBF Logistics LP	PNGPC	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$64,221	$—	$64,221
Marketable securities - current	40,024	—	40,024
Accounts receivable - affiliates	37,863	—	37,863
Accounts receivable	4,294	—	4,294
Prepaid expenses and other current assets	1,657	—	1,657
Total current assets	148,059	—	148,059
Property, plant and equipment, net	600,071	8,731	608,802
Total assets	$748,130	$8,731	$756,861
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$7,631	$—	$7,631
Accounts payable and accrued liabilities	18,371	2,500	20,871
Current portion of long-term debt	39,664	—	39,664
Deferred revenue	952	—	952
Total current liabilities	66,618	2,500	69,118
Long-term debt	532,011	—	532,011
Other long-term liabilities	3,161	—	3,161
Total liabilities	601,790	2,500	604,290

Commitments and contingencies

Equity:
Net investment - Predecessor	—	6,231	6,231
Common unitholders (1)	241,275	—	241,275
Subordinated unitholder - PBF LLC	(276,083)	—	(276,083)
IDR holder - PBF LLC	1,266	—	1,266
Total PBF Logistics LP equity	(33,542)	6,231	(27,311)
Noncontrolling interest	179,882	—	179,882
Total equity	146,340	6,231	152,571
Total liabilities and equity	$748,130	$8,731	$756,861

(1) Subsequent to the conversion of the PBFX subordinated units held by PBF LLC, public and PBF LLC common units are shown in total. Refer to Notes 6 “Equity” and 8 “Net Income per Unit” in the Notes to Condensed Consolidated Financial Statements for further discussion regarding the subordinated units' conversion.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Six Months Ended June 30, 2017
	PBF Logistics LP	PNGPC	Consolidated Results

Revenue:
Affiliate	$114,557	$—	$114,557
Third-party	8,249	—	8,249
Total revenue	122,806	—	122,806

Costs and expenses:
Operating and maintenance expenses	31,233	40	31,273
General and administrative expenses	9,413	—	9,413
Depreciation and amortization	10,952	110	11,062
Total costs and expenses	51,598	150	51,748

Income (loss) from operations	71,208	(150)	71,058

Other expense:
Interest expense, net	(15,077)	—	(15,077)
Amortization of loan fees	(793)	—	(793)
Net income (loss)	55,338	(150)	55,188
Less: Net loss attributable to Predecessor	—	(150)	(150)
Less: Net income attributable to noncontrolling interest	7,419	—	7,419
Net income attributable to the partners	47,919	—	47,919
Less: Net income attributable to the IDR holder	3,793	—	3,793
Net income attributable to PBF Logistics LP unitholders	$44,126	$—	$44,126

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended June 30, 2016
	PBF Logistics LP	PNGPC	Consolidated Results

Revenue:
Affiliate	$37,965	$—	$37,965
Third-party	2,694	—	2,694
Total revenue	40,659	—	40,659

Costs and expenses:
Operating and maintenance expenses	7,720	170	7,890
General and administrative expenses	6,909	1	6,910
Depreciation and amortization	2,142	207	2,349
Total costs and expenses	16,771	378	17,149

Income (loss) from operations	23,888	(378)	23,510

Other expense:
Interest expense, net	(7,212)	—	(7,212)
Amortization of loan fees	(422)	—	(422)
Net income (loss)	16,254	(378)	15,876
Less: Net loss attributable to Predecessor	—	(378)	(378)
Net income attributable to the partners	16,254	—	16,254
Less: Net income attributable to the IDR holder	882	—	882
Net income attributable to PBF Logistics LP unitholders	$15,372	$—	$15,372

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Six Months Ended June 30, 2016
	PBF Logistics LP	PNGPC	Consolidated Results

Revenue:
Affiliate	$74,514	$—	$74,514
Third-party	2,694	—	2,694
Total revenue	77,208	—	77,208

Costs and expenses:
Operating and maintenance expenses	13,741	241	13,982
General and administrative expenses	9,474	2	9,476
Depreciation and amortization	3,782	414	4,196
Total costs and expenses	26,997	657	27,654

Income (loss) from operations	50,211	(657)	49,554

Other expense:
Interest expense, net	(14,018)	—	(14,018)
Amortization of loan fees	(845)	—	(845)
Net income (loss)	35,348	(657)	34,691
Less: Net loss attributable to Predecessor	—	(657)	(657)
Net income attributable to the partners	35,348	—	35,348
Less: Net income attributable to the IDR holder	1,639	—	1,639
Net income attributable to PBF Logistics LP unitholders	$33,709	$—	$33,709

Toledo Terminal Acquisition

On April 17, 2017, the Partnership’s wholly-owned subsidiary, PLPT, completed the Toledo Terminal Acquisition. The Toledo Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo Refinery.

The aggregate purchase price for the Toledo Terminal Acquisition was $10,000, plus a preliminary estimate for working capital. The consideration was funded in full with cash on hand.

PBFX accounted for the Toledo Terminal Acquisition as a business combination under GAAP whereby the Partnership recognizes assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The entire purchase consideration of $10,000 was allocated to Property, plant and equipment.

Acquisition Expenses

PBFX incurred acquisition related costs of $331 and $505 for the three and six months ended June 30, 2017, respectively, and $2,435 and $2,578 for the three and six months ended June 30, 2016, respectively. These costs consisted primarily of consulting and legal expenses related to the acquisitions of the East Coast Terminals, PNGPC

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

and the Toledo Terminal as well as other pending and non-consummated acquisitions. These costs are included in General and administrative expenses.

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2017	December 31, 2016
Land	$99,707	$99,497
Terminals and equipment	193,891	165,234
Storage facilities	59,275	62,238
Pipelines	291,242	288,867
Construction in progress	64,860	26,448
	708,975	642,284
Accumulated depreciation	(44,544)	(33,482)
Property, plant and equipment, net	$664,431	$608,802

4. DEBT

Total debt was comprised of the following:

	June 30, 2017	December 31, 2016
6.875% Senior Notes due 2023	$350,000	$350,000
Term Loan	—	39,664
Revolving Credit Facility (a)	189,200	189,200
Total debt outstanding	539,200	578,864
Unamortized debt issuance costs	(6,396)	(7,189)
Net carrying value of debt	532,804	571,675
Less: Current maturities (b)	—	39,664
Long-term debt	$532,804	$532,011
____________________
(a) PBFX had $3,610 outstanding letters of credit and $167,190 available under our five year $360,000 revolving credit facility (the “Revolving Credit Facility”) as of June 30, 2017.

(b) PBFX’s three-year $300,000 term loan facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Term Loan”) matured in May 2017. During March 2017, PBFX repaid in full the remaining outstanding balance of the Term Loan. The Term Loan was classified as current on the balance sheet as of December 31, 2016. Additionally, marketable securities were also classified as current on the balance sheet as of December 31, 2016 as such securities collateralized the Term Loan. As of June 30, 2017, PBFX has liquidated the remaining marketable securities.

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

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX’s investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs. The terms of the marketable securities range from one to three months and are classified on the balance sheet as current assets. The gross unrecognized holding gains and losses as of June 30, 2017 and December 31, 2016 were not material. As of June 30, 2017, PBFX has liquidated the remaining marketable securities.

The estimated fair values of the Revolving Credit Facility and Term Loan approximate their carrying values, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $359,033 and $346,135 at June 30, 2017 and December 31, 2016, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs, was approximately $539,200 and $548,233 as of June 30, 2017 and $578,864 and $574,999 as of December 31, 2016, respectively.

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

6. EQUITY

PBFX had 23,430,990 common units held by the public outstanding as of June 30, 2017. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 44.1% limited partner interest in PBFX as of June 30, 2017. On June 1, 2017, the requirements under PBFX's partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, each of the Partnership’s 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Additionally, 204,309 and 111,224 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (“LTIP”) vested and were converted into common units held by certain directors, officers and current and former employees of our general partner or its affiliates during the six months ended June 30, 2017 and 2016, respectively.

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

Equity Activity

The summarized changes in the carrying amount of our equity during the six months ended June 30, 2017 are as follows:

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Net Investment	Common Units	Subordinated Units - PBF	IDR	Noncontrolling Interest	Total
Balance at December 31, 2016	$6,231	$241,275	$(276,083)	$1,266	$179,882	$152,571
Net loss attributable to Paulsboro Natural Gas Pipeline Company	(150)	—	—	—	—	(150)
Contributions to Paulsboro Natural Gas Pipeline Company	5,457	—	—	—	—	5,457
Allocation of Paulsboro Natural Gas Pipeline Company assets acquired to unitholders	(11,538)	11,592	(54)	—	—	—
Distributions to PBF LLC related to the Paulsboro Natural Gas Pipeline Acquisition	—	(11,600)	—	—	—	(11,600)
Quarterly distributions to unitholders (including IDRs)	—	(24,129)	(14,457)	(2,951)	—	(41,537)
Distribution to TVPC members	—	—	—	—	(12,254)	(12,254)
Net income attributable to the partners	—	29,963	14,163	3,793	7,419	55,338
Unit-based compensation expense	—	3,708	—	—	—	3,708
Subordinated unit conversion to common units	—	(276,433)	276,433	—	—	—
Other	—	(4)	(2)	(1)	(1,000)	(1,007)
Balance at June 30, 2017	$—	$(25,628)	$—	$2,107	$174,047	$150,526

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

Cash distributions

PBFX’s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. On March 13, 2017, the Partnership paid a quarterly cash distribution, based on the results of the fourth quarter of 2016, totaling $20,059, or $0.45 per unit, to unitholders of record on February 27, 2017, of which $9,572 was distributed to PBF LLC. On May 31, 2017, the Partnership paid a quarterly cash distribution, based on the results of the first quarter of 2017, totaling $20,938, or $0.46 per unit, to unitholders of record on May 16, 2017, of which $10,178 was distributed to PBF LLC.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

The allocation of total quarterly cash distributions to general and limited partners for the three and six months ended June 30, 2017 and 2016, is shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.47 and $0.43 per unit declared for the three months ended June 30, 2017 and 2016, respectively and $0.46 and $0.42 per unit declared for the three months ended March 31, 2017 and 2016, respectively); therefore, the table represents total cash distributions applicable to the period in which the distributions are earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
IDR - PBF LLC	$2,107	$882	$3,793	$1,639
Limited partners’ distributions:
Common	20,000	9,472	32,272	18,723
Subordinated – PBF LLC	—	6,831	7,308	13,503
Total distributions	22,107	17,185	43,373	33,865
Total cash distributions (a)	$21,797	$16,937	$42,735	$33,356
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

Unit-based compensation expense related to the Partnership that was included in general and administrative expense in the Partnership’s condensed consolidated statements of operations was $3,028 and $3,708 for the three and six months ended June 30, 2017, respectively, and $1,981 and $2,710 for the three and six months ended June 30, 2016, respectively.

8. NET INCOME PER UNIT

Earnings in excess of distributions are allocated to the limited partners based on their respective percentage interests. Payments made to PBFX’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.

Diluted net income per unit includes the effects of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 74,750 and 393,439 anti-dilutive phantom units for the three and six months ended June 30, 2017, respectively, and 502,630 and 528,880 anti-dilutive phantom units for the three and six months ended June 30, 2016, respectively. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

On June 1, 2017, following the May 31, 2017 payment of the cash distribution attributable to the second quarter of 2017, the requirements under the partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period for such subordinated units ended. As a result, in the second quarter of 2017, each of the Partnership's 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership's outstanding units representing limited partner interests. The Partnership's net income was allocated to the general partner, the limited partners, including the holders of the subordinated units through May 31, 2017 and IDR holders, in accordance with the partnership agreement.

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings less distributions:

	Three Months Ended June 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$20,000	$—	$2,107	$22,107
Earnings less distributions	(4,241)	5,445	—	1,204
Net income attributable to the partners	$15,759	$5,445	$2,107	$23,311

Weighted-average units outstanding - basic (1)	31,428,577	10,649,228
Weighted-average units outstanding - diluted (1)	31,485,563	10,649,228

Net income per limited partner unit - basic (2)	$0.49	$0.52
Net income per limited partner unit - diluted (2)	$0.49	$0.52

(1) On June 1, 2017, each of the Partnership's 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. Distributions and the Partnership's net income were allocated to the subordinated units through May 31, 2017.

(2) PBFX bases the calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted average number of common and subordinated units reflects the conversion of the subordinated units to common units on June 1, 2017.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended June 30, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$9,472	$6,831	$882	$17,185
Earnings less distributions	(686)	(245)	—	(931)
Net income attributable to the partners	$8,786	$6,586	$882	$16,254

Weighted-average units outstanding - basic (1)	21,248,969	15,886,553
Weighted-average units outstanding - diluted (1)	21,264,690	15,886,553

Net income per limited partner unit - basic (2)	$0.41	$0.41
Net income per limited partner unit - diluted (2)	$0.41	$0.41

	Six Months Ended June 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions	$32,272	$7,308	$3,793	$43,373
Earnings less distributions	(2,309)	6,855	—	4,546
Net income attributable to the partners	$29,963	$14,163	$3,793	$47,919

Weighted-average units outstanding - basic (1)	28,784,479	13,253,423
Weighted-average units outstanding - diluted (1)	28,788,463	13,253,423

Net income per limited partner unit - basic (2)	$1.04	$1.07
Net income per limited partner unit - diluted (2)	$1.04	$1.07

(1) On June 1, 2017, each of the Partnership's 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. Distributions and the Partnership's net income were allocated to the subordinated units through May 31, 2017.

(2) PBFX bases the calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted average number of common and subordinated units reflects the conversion of the subordinated units to common units on June 1, 2017.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Six Months Ended June 30, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$18,723	$13,503	$1,639	$33,865
Earnings less distributions	(72)	1,555	—	1,483
Net income attributable to the partners	$18,651	$15,058	$1,639	$35,348

Weighted-average units outstanding - basic (1)	19,873,294	15,886,553
Weighted-average units outstanding - diluted (1)	19,881,339	15,886,553

Net income per limited partner unit - basic (2)	$0.94	$0.95
Net income per limited partner unit - diluted (2)	$0.94	$0.95

(1) On June 1, 2017, each of the Partnership's 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. Distributions and the Partnership's net income were allocated to the subordinated units through May 31, 2017.

(2) PBFX bases the calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted average number of common and subordinated units reflects the conversion of the subordinated units to common units on June 1, 2017.

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

In connection with its purchase of the East Coast Terminals, the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $2,098 recorded as of June 30, 2017 ($2,173 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 1.83%. At June 30, 2017, the undiscounted liability is $2,282 and the Partnership expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in “Accounts payable and accrued liabilities” and the non-current portion is recorded in “Other long-term liabilities.”

In connection with PBF Holding’s acquisition of the Torrance Refinery and related logistics assets, PBF Holding is responsible for all known and unknown environmental liabilities at each site acquired in connection with the acquisition. The total estimated liability of known environmental obligations associated with the Torrance Valley Pipeline was approximately $143 as of June 30, 2017 ($1,402 as of December 31, 2016). In accordance with the contribution agreement associated with the Partnership's acquisition of a 50% equity interest in TVPC from PBF LLC (the “TVPC Acquisition”), PBF Holding has indemnified the Partnership for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events, which includes the recorded liability of approximately $143. At June 30, 2017, the Partnership expects to make the full aggregate payment for this liability within the next five years. PBFX has recorded a receivable from PBF Holding in “Accounts receivable - affiliates” for such anticipated payments related to the known pre-existing Torrance Valley Pipeline environmental obligations for which PBFX is indemnified.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

In connection with the Partnership’s purchase of the Toledo Terminal, the Partnership is currently not aware of any pre-existing environmental obligations. If pre-acquisition environmental obligations are identified, the Seller is responsible for any liabilities up to $2,000 identified to have occurred since 2002. For liabilities arising prior to 2002, the Seller is indemnified by the prior owner under an agreement between the Seller and the prior owner, and the Partnership is entitled to be reimbursed for all amounts paid related to such liabilities on a full pass-through basis.

10. RELATED PARTY TRANSACTIONS

Commercial Agreements

PBFX currently derives the majority of its revenue from long-term, fee-based agreements with PBF Holding, supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. PBFX believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements (as defined in the table below) with PBF Holding include:

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements	5/1/2016	Various (f)	Evergreen	15,000 bpd (e)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (f)	Evergreen	350,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (b)	9/1/2011	15 years	Evergreen	N/A
Toledo Terminal Services Agreement (g)	5/1/2016	1 year	Evergreen	N/A
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility	12/12/2014	10 years	2 x 5	3,849,271 barrels (c)	PBFX or PBF Holding can declare
Chalmette Storage Agreement (d)	See note (d)	10 years	2 x 5	625,000 barrels
___________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable, as noted in the table above.

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

(e)
The East Coast Terminals Terminaling Service Agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals' Paulsboro, New Jersey location and PBF Holding with a 15,000 bpd MVC.

(f)	The East Coast Terminal related party agreements include varying term lengths, ranging from one to five years.

(g)	Subsequent to the Toledo Terminal Acquisition, the Toledo Terminal was added to the East Coast Terminals Terminaling Service Agreements.

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

In connection with the Offering, PBFX also entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. On February 28, 2017, the Partnership entered into the Fifth Amended and Restated Operation and Management Services and Secondment Agreement (as amended, the “Services Agreement”) in connection with the PNGPC Acquisition resulting in an increase to the annual fee to $6,696. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.

In connection with the Chalmette Storage Agreement, PBFX Op Co and Chalmette Refining have entered into a twenty-year lease for the premises upon which the tank will be located (the “Lease”) and a project management agreement (the “Project Management Agreement”) pursuant to which Chalmette Refining will manage the construction of the tank. The Lease can be extended by PBFX Op Co for two additional ten-year periods.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Summary of Transactions

A summary of revenue and expense transactions with the Partnership's affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$58,355	$37,965	$114,557	$74,514
Operating and maintenance expenses	1,661	1,121	3,279	2,243
General and administrative expenses	1,630	1,415	3,284	2,259

11. SEGMENT INFORMATION

The Partnership’s operations are organized into two reportable segments, Transportation and Terminaling and Storage. Operations that are not included in either the Transportation and Terminaling or the Storage segments are included in Corporate.

Our Transportation and Terminaling segment consists of the following assets:

•	the DCR Rail Terminal, which serves PBF Holding’s Delaware City and Paulsboro refineries, consisting of a double loop track with ancillary pumping and unloading equipment;

•	the DCR West Rack, which serves PBF Holding’s Delaware City Refinery, consisting of a heavy crude oil rail unloading facility;

•	the Toledo Truck Terminal, which serves PBF Holding’s Toledo Refinery, comprised of crude unloading LACT units;

•	a propane truck loading facility, located within the Toledo Storage Facility, located at PBF Holding’s Toledo Refinery;

•	the Delaware City Products Pipeline, which consists of an interstate petroleum products pipeline supporting PBF Holding’s Delaware City Refinery;

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

•	the Torrance Valley Pipeline, which consists of the M55, M1 and M70 pipelines and pipeline stations supporting PBF Holding’s Torrance Refinery;

•	the Paulsboro Natural Gas Pipeline, which consists of an interstate natural gas pipeline which serves PBF Holding’s Paulsboro Refinery; and

•	the Toledo Terminal, which is located adjacent to PBF Holding’s Toledo Refinery and is comprised of a ten-bay truck rack and chemicals, clean product and additive storage capacity.

Our Storage segment consists of the following assets:

•
the Toledo Storage Facility, excluding the propane truck loading facility, which services PBF Holding’s Toledo Refinery and consists of tanks for storing crude oil, refined products and intermediates; and

•	the Chalmette Storage Tank, a crude oil storage tank currently under construction located at PBF Holding’s Chalmette Refinery.

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

	Three Months Ended June 30, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$56,603	$5,726	$—	$62,329
Depreciation and amortization expense	5,090	620	—	5,710
Income (loss) from operations	37,788	3,327	(6,098)	35,017
Interest expense, net and amortization of loan fees	—	—	7,886	7,886
Capital expenditures, including the Toledo Terminal Acquisition	32,540	4,378	—	36,918

	Three Months Ended June 30, 2016*
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$35,297	$5,362	$—	$40,659
Depreciation and amortization expense	1,763	586	—	2,349
Income (loss) from operations	27,946	2,474	(6,910)	23,510
Interest expense, net and amortization of loan fees	—	—	7,634	7,634
Capital expenditures, including the Plains Asset Purchase	99,926	761	—	100,687

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Six Months Ended June 30, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$111,542	$11,264	$—	$122,806
Depreciation and amortization expense	9,841	1,221	—	11,062
Income (loss) from operations	73,894	6,577	(9,413)	71,058
Interest expense, net and amortization of loan fees	—	—	15,870	15,870
Capital expenditures, including the Toledo Terminal Acquisition	47,833	8,552	—	56,385

	Six Months Ended June 30, 2016*
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$66,364	$10,844	$—	$77,208
Depreciation and amortization expense	2,961	1,235	—	4,196
Income (loss) from operations	53,615	5,415	(9,476)	49,554
Interest expense, net and amortization of loan fees	—	—	14,863	14,863
Capital expenditures, including the Plains Asset Purchase	100,613	1,200	—	101,813

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

	Balance at June 30, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$656,854	$66,900	$27,401	$751,155

	Balance at December 31, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$606,898	$57,375	$92,588	$756,861

12. SUBSEQUENT EVENTS

Cash distribution

On August 3, 2017, PBF GP’s board of directors announced a cash distribution, based on the results of the second quarter of 2017, of $0.47 per unit. The distribution is payable on August 31, 2017 to PBFX unitholders of record at the close of business on August 15, 2017.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$26,354	$24,700	$—	$—	$51,054
Marketable securities - current	—	—	—	—	—
Accounts receivable - affiliates	96	31,313	—	—	31,409
Accounts receivable	—	1,882	—	—	1,882
Prepaid expenses and other current assets	950	1,399	—	—	2,349
Due from related parties	23,548	295,659	—	(319,207)	—
Total current assets	50,948	354,953	—	(319,207)	86,694

Property, plant and equipment, net	—	664,431	—	—	664,431
Other non-current assets	—	30	—	—	30
Investment in subsidiaries	771,848	—	—	(771,848)	—
Total assets	$822,796	$1,019,414	$—	$(1,091,055)	$751,155

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$9,312	$17,177	$—	$—	$26,489
Accounts payable and accrued liabilities	8,542	17,876	—	—	26,418
Affiliate note payable	—	11,600	—	—	11,600
Deferred revenue	—	1,229	—	—	1,229
Due to related parties	295,659	23,548	—	(319,207)	—
Total current liabilities	313,513	71,430	—	(319,207)	65,736

Long-term debt	532,804	—	—	—	532,804
Other long-term liabilities	—	2,089	—	—	2,089
Total liabilities	846,317	73,519	—	(319,207)	600,629

Commitments and contingencies

Equity:
Net Investment - Predecessor	—	771,848	—	(771,848)	—
Common unitholders (1)	(25,628)	—	—	—	(25,628)
IDR holder - PBF LLC	2,107	—	—	—	2,107
Total PBF Logistics LP equity	(23,521)	771,848	—	(771,848)	(23,521)
Noncontrolling interest	—	174,047	—	—	174,047
Total equity	(23,521)	945,895	—	(771,848)	150,526
Total liabilities and equity	$822,796	$1,019,414	$—	$(1,091,055)	$751,155

(1) Subsequent to the conversion of the PBFX subordinated units held by PBF LLC, public and PBF LLC common units are shown in total. Refer to Notes 6 “Equity” and 8 “Net Income per Unit” in the Notes to Condensed Consolidated Financial Statements for further discussion regarding the subordinated units' conversion.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$52,133	$12,088	$—	$—	$64,221
Marketable securities - current	40,024	—	—	—	40,024
Accounts receivable - affiliates	125	37,738	—	—	37,863
Accounts receivable	—	4,294	—	—	4,294
Prepaid expenses and other current assets	306	1,351	—	—	1,657
Due from related parties	5,168	246,870	—	(252,038)	—
Total current assets	97,756	302,341	—	(252,038)	148,059

Property, plant and equipment, net	—	608,802	—	—	608,802
Investment in subsidiaries	694,636	—	—	(694,636)	—
Total assets	$792,392	$911,143	$—	$(946,674)	$756,861

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$1,670	$5,961	$—	$—	$7,631
Accounts payable and accrued liabilities	5,719	15,152	—	—	20,871
Current portion of long-term debt	39,664	—	—	—	39,664
Deferred revenue	—	952	—	—	952
Due to related parties	246,870	5,168	—	(252,038)	—
Total current liabilities	293,923	27,233	—	(252,038)	69,118

Long-term debt	532,011	—	—	—	532,011
Other long-term liabilities	—	3,161	—	—	3,161
Total liabilities	825,934	30,394	—	(252,038)	604,290

Commitments and contingencies

Equity:
Net Investment - Predecessor	—	700,867	—	(694,636)	6,231
Common unitholders	241,275	—	—	—	241,275
Subordinated unitholder - PBF LLC	(276,083)	—	—	—	(276,083)
IDR holder - PBF LLC	1,266	—	—	—	1,266
Total PBF Logistics LP equity	(33,542)	700,867	—	(694,636)	(27,311)
Noncontrolling interest	—	179,882	—	—	179,882
Total equity	(33,542)	880,749	—	(694,636)	152,571
Total liabilities and equity	$792,392	$911,143	$—	$(946,674)	$756,861

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$58,355	$—	$—	$58,355
Third-party	—	3,974	—	—	3,974
Total revenue	—	62,329	—	—	62,329

Costs and expenses:
Operating and maintenance expenses	—	15,504	—	—	15,504
General and administrative expenses	6,098	—	—	—	6,098
Depreciation and amortization	—	5,710	—	—	5,710
Total costs and expenses	6,098	21,214	—	—	27,312

Income (loss) from operations	(6,098)	41,115	—	—	35,017

Other income (expenses)
Equity in earnings of subsidiaries	41,115	—	—	(41,115)	—
Interest expense, net	(7,509)	—	—	—	(7,509)
Amortization of loan fees	(377)	—	—	—	(377)
Net income	27,131	41,115	—	(41,115)	27,131
Less: Net income attributable to noncontrolling interest	—	3,820	—	—	3,820
Net income attributable to the partners	27,131	37,295	—	(41,115)	23,311
Less: Net income attributable to the IDR holder	2,107	—	—	—	2,107
Net income attributable to PBF Logistics LP unitholders	$25,024	$37,295	$—	$(41,115)	$21,204

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2016*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$37,965	$—	$—	$37,965
Third-party	—	2,694	—	—	2,694
Total revenue	—	40,659	—	—	40,659

Costs and expenses:
Operating and maintenance expenses	—	7,890	—	—	7,890
General and administrative expenses	6,909	1	—	—	6,910
Depreciation and amortization	—	2,349	—	—	2,349
Total costs and expenses	6,909	10,240	—	—	17,149

Income (loss) from operations	(6,909)	30,419	—	—	23,510

Other income (expenses)
Equity in earnings of subsidiaries	30,419	—	—	(30,419)	—
Interest expense, net	(7,212)	—	—	—	(7,212)
Amortization of loan fees	(422)	—	—	—	(422)
Net income	15,876	30,419	—	(30,419)	15,876
Less: Net loss attributable to Predecessor	—	(378)	—	—	(378)
Net income attributable to the partners	15,876	30,797	—	(30,419)	16,254
Less: Net income attributable to the IDR holder	882	—	—	—	882
Net income attributable to PBF Logistics LP unitholders	$14,994	$30,797	$—	$(30,419)	$15,372

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$114,557	$—	$—	$114,557
Third-party	—	8,249	—	—	8,249
Total revenue	—	122,806	—	—	122,806

Costs and expenses:
Operating and maintenance expenses	—	31,273	—	—	31,273
General and administrative expenses	9,413	—	—	—	9,413
Depreciation and amortization	—	11,062	—	—	11,062
Total costs and expenses	9,413	42,335	—	—	51,748

Income (loss) from operations	(9,413)	80,471	—	—	71,058

Other income (expenses)
Equity in earnings of subsidiaries	80,471	—	—	(80,471)	—
Interest expense, net	(15,077)	—	—	—	(15,077)
Amortization of loan fees	(793)	—	—	—	(793)
Net income	55,188	80,471	—	(80,471)	55,188
Less: Net loss attributable to Predecessor	—	(150)	—	—	(150)
Less: Net income attributable to noncontrolling interest	—	7,419	—	—	7,419
Net income attributable to the partners	55,188	73,202	—	(80,471)	47,919
Less: Net income attributable to the IDR holder	3,793	—	—	—	3,793
Net income attributable to PBF Logistics LP unitholders	$51,395	$73,202	$—	$(80,471)	$44,126

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2016*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$74,514	$—	$—	$74,514
Third-party	—	2,694	—	—	2,694
Total revenue	—	77,208	—	—	77,208

Costs and expenses:
Operating and maintenance expenses	—	13,982	—	—	13,982
General and administrative expenses	9,474	2	—	—	9,476
Depreciation and amortization	—	4,196	—	—	4,196
Total costs and expenses	9,474	18,180	—	—	27,654

Income (loss) from operations	(9,474)	59,028	—	—	49,554

Other income (expenses)
Equity in earnings of subsidiaries	59,028	—	—	(59,028)	—
Interest expense, net	(14,018)	—	—	—	(14,018)
Amortization of loan fees	(845)	—	—	—	(845)
Net income	34,691	59,028	—	(59,028)	34,691
Less: Net loss attributable to Predecessor	—	(657)	—	—	(657)
Net income attributable to the partners	34,691	59,685	—	(59,028)	35,348
Less: Net income attributable to the IDR holder	1,639	—	—	—	1,639
Net income attributable to PBF Logistics LP unitholders	$33,052	$59,685	$—	$(59,028)	$33,709

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$55,188	$80,471	$—	$(80,471)	$55,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	11,062	—	—	11,062
Amortization of deferred financing fees	793	—	—	—	793
Unit-based compensation expense	3,708	—	—	—	3,708
Equity in earnings of subsidiaries	(80,471)	—	—	80,471	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	29	5,425	—	—	5,454
Accounts receivable	—	2,412	—	—	2,412
Prepaid expenses and other current assets	(644)	49	—	—	(595)
Accounts payable - affiliates	7,642	(591)	—	—	7,051
Accounts payable and accrued liabilities	2,284	4,128	—	—	6,412
Amounts due to/from related parties	30,409	(30,409)	—	—	—
Deferred revenue	—	277	—	—	277
Other assets and liabilities	(7)	(1,102)	—	—	(1,109)
Net cash provided by operating activities	18,931	71,722	—	—	90,653

Cash flows from investing activities:
Toledo Terminal Acquisition	—	(10,097)	—	—	(10,097)
Expenditures for property, plant and equipment	—	(46,288)	—	—	(46,288)
Purchase of marketable securities	(75,036)	—	—	—	(75,036)
Maturities of marketable securities	115,060	—	—	—	115,060
Investment in subsidiaries	(4,072)	—	—	4,072	—
Net cash provided by (used in) investing activities	35,952	(56,385)	—	4,072	(16,361)

Cash flows from financing activities:
Distribution to unitholders	(40,998)	—	—	—	(40,998)
Distribution to TVPC members	—	(12,254)	—	—	(12,254)
Contribution from Issuer	—	9,529	—	(4,072)	5,457
Repayment of term loan	(39,664)	—	—	—	(39,664)
Net cash used in financing activities	(80,662)	(2,725)	—	(4,072)	(87,459)

Net change in cash and cash equivalents	(25,779)	12,612	—	—	(13,167)
Cash and equivalents, beginning of period	52,133	12,088	—	—	64,221
Cash and equivalents, end of period	$26,354	$24,700	$—	$—	$51,054

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2016*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$34,691	$59,028	$—	$(59,028)	$34,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	4,196	—	—	4,196
Amortization of deferred financing fees	845	—	—	—	845
Unit-based compensation expense	2,710	—	—	—	2,710
Equity in earnings of subsidiaries	(59,028)	—	—	59,028	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(85)	2,130	—	—	2,045
Accounts receivable	—	(2,462)	—	—	(2,462)
Prepaid expenses and other current assets	(333)	(16)	—	—	(349)
Accounts payable - affiliates	928	(516)	—	—	412
Accounts payable and accrued liabilities	7	131	—	—	138
Amounts due to/from related parties	61,650	(61,650)	—	—	—
Deferred revenue	—	638	—	—	638
Other assets and liabilities	(273)	8	—	—	(265)
Net cash provided by operating activities	41,112	1,487	—	—	42,599

Cash flows from investing activities:
Plains Asset Purchase	(98,336)	—	—	—	(98,336)
Expenditures for property, plant and equipment	—	(3,477)	—	—	(3,477)
Purchase of marketable securities	(1,310,000)	—	—	—	(1,310,000)
Maturities of marketable securities	1,408,124	—	—	—	1,408,124
Investment in subsidiaries	(1,023)	—	—	1,023	—
Net cash used in investing activities	(1,235)	(3,477)	—	1,023	(3,689)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters' discount and commissions	51,575	—	—	—	51,575
Distribution to unitholders	(31,099)	—	—	—	(31,099)
Contribution from Issuer	—	2,678	—	(1,023)	1,655
Proceeds from revolving credit facility	98,500	—	—	—	98,500
Repayment of revolving credit facility	(30,000)	—	—	—	(30,000)
Repayment of term loan	(98,336)	—	—	—	(98,336)
Net cash (used in) provided by financing activities	(9,360)	2,678	—	(1,023)	(7,705)

Net change in cash and cash equivalents	30,517	688	—	—	31,205
Cash and equivalents, beginning of period	18,678	—	—	—	18,678
Cash and equivalents, end of period	$49,195	$688	$—	$—	$49,883

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations in our 2016 Form 10-K and in our Form 8-K issued May 11, 2017, which retrospectively adjusted items 6, 7 and 8 of our 2016 Form 10-K to give retrospective effect to the acquisition of PNGPC. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our 2016 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the Offering refer to the Predecessor or for assets acquired in the Acquisitions from PBF (as defined below) prior to the effective date of each acquisition. For periods subsequent to the Offering or effective dates of each of the Acquisitions from PBF, these terms refer to the Partnership and its subsidiaries.

Overview

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of June 30, 2017, owned 96.6% of the total economic interest in PBF LLC. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 44.1% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 55.9% limited partner interest owned by public unitholders.

The Partnership includes the assets, liabilities and results of operations of certain crude oil and refined product terminaling, pipeline, and storage assets, which include assets previously operated and owned by PBF Holding’s subsidiaries, DCR, TRC and PBF Holding’s previously held subsidiaries, DPC, TVPC, and PNGPC, which were acquired in the Acquisitions from PBF during 2014 through 2017.

2017 Business Developments

Expiration of Subordination Period

On June 1, 2017, the requirements under our partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, each of our 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of our outstanding units representing limited partner interests. Refer to Notes 6 “Equity” and 8 “Net Income per Unit” in our Notes to Condensed Consolidated Financial Statements included in “Item 1, Financial Statements” for additional information.

Toledo Terminal Acquisition

On April 17, 2017, our wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), acquired the Toledo, Ohio refined products terminal assets (the “Toledo Terminal”) from Sunoco Logistics Partners L.P. for an aggregate purchase price of $10.0 million (the “Toledo Terminal Acquisition”) plus a preliminary estimate of working capital. The Toledo Terminal is directly connected to, and currently supplied by, PBF Holding's Toledo

Refinery. The Toledo Terminal is comprised of a ten-bay truck rack and over 110,000 barrels of chemicals, clean product and additive storage capacity.

PNGPC Acquisition

On February 28, 2017, we closed the transaction contemplated by the contribution agreement (the “PNGPC Contribution Agreement”) entered into with PBF LLC as of February 15, 2017. Pursuant to the PNGPC Contribution Agreement, our wholly-owned subsidiary, PBFX Operating Company LLC (“PBFX Op Co”), acquired from PBF LLC all of the issued and outstanding limited liability company interests of PNGPC (the “PNGPC Acquisition”). PNGPC owns and operates an existing interstate natural gas pipeline (the “Paulsboro Natural Gas Pipeline”), and is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). PNGPC has FERC approval for, and is in the process of constructing, a new 24” pipeline (the “New Pipeline”) to replace the existing pipeline, which was placed in service in August 2017. In consideration for the PNGPC limited liability company interests, we delivered to PBF LLC (i) an $11.6 million intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF Holding (the “Affiliate Note Payable”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the New Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline. This acquisition is accounted for as a transfer of assets between entities under common control under U.S. generally accepted accounting principles (“GAAP”). Refer to Note 2 “Acquisitions” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for further discussion regarding the PNGPC Acquisition.

Chalmette Storage Agreement

On February 15, 2017, PBF Holding and PBFX Op Co entered into a ten-year storage services agreement (the “Chalmette Storage Agreement”) under which we, through PBFX Op Co, will provide storage services to PBF Holding upon the earlier of November 1, 2017 or the completion of construction of a new tank (which is expected to be completed in the fourth quarter of 2017) with a shell capacity of 625,000 barrels at PBF Holding’s Chalmette Refinery. PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”) have entered into a twenty-year lease for the premises upon which the tank will be located (the “Lease”) and a project management agreement (the “Project Management Agreement”) pursuant to which Chalmette Refining will manage the construction of the tank. The Chalmette Storage Agreement can be extended by PBF Holding for two additional five-year periods. Under the Chalmette Storage Agreement, PBFX will provide PBF Holding with storage services in return for storage fees. The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tank and PBF Holding will pay a monthly fee of $0.60 per barrel of shell capacity. The Lease can be extended by PBFX Op Co for two additional ten-year periods.

Principles of Combination and Consolidation and Basis of Presentation

Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support, with the exception of third-party revenue generated by Delaware City Products Pipeline (as defined below) prior to August 2013. Upon closing of the Offering and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries. In connection with the Offering, PBF LLC contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to us. The assets consisted of a double loop track with ancillary pumping and unloading equipment (the “DCR Rail Terminal”), and crude unloading lease automatic custody transfer (“LACT”) units (the “Toledo Truck Terminal”). Subsequent to the Offering, we acquired from PBF LLC a heavy crude oil rail unloading facility at the Delaware City Refinery (the “DCR West Rack”), a tank farm and related facilities, which included a propane storage and loading facility (the “Toledo Storage Facility”), an interstate petroleum products pipeline (the “Delaware City

Products Pipeline”) and truck loading rack (the “Delaware City Truck Rack”) which are collectively referred to as the “Delaware City Products Pipeline and Truck Rack,” the 189-mile San Joaquin Valley pipeline system which consists of the M55, M1 and M70 pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), and the Paulsboro Natural Gas Pipeline. These transactions are collectively referred to as the “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack, the Torrance Valley Pipeline and the Paulsboro Natural Gas Pipeline are collectively referred to as the “Contributed Assets.”

The condensed consolidated financial statements presented in this Form 10-Q include our consolidated financial results as of and for the period ending June 30, 2017. We have retrospectively adjusted our financial information contained herein to include the historical results of PNGPC prior to the PNGPC Acquisition.

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

These commercial agreements (as defined in the table below) with PBF Holding include:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements	5/1/2016	Various (f)	Evergreen	15,000 bpd (e)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (f)	Evergreen	350,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (b)	9/1/2011	15 years	Evergreen	N/A
Toledo Terminal Services Agreement (g)	5/1/2016	1 year	Evergreen	N/A
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility	12/12/2014	10 years	2 x 5	3,849,271 barrels (c)	PBFX or PBF Holding can declare
Chalmette Storage Agreement (d)	See note (d)	10 years	2 x 5	625,000 barrels
____________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable, as noted in the table above.

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

(e)
The East Coast Terminals terminaling service agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals’ Paulsboro, New Jersey location and PBF Holding with a 15,000 bpd MVC.

(f)	The East Coast Terminals related party agreements include varying term lengths, ranging from one to five years.

(g)	Subsequent to the Toledo Terminal Acquisition, the Toledo Terminal was added to the East Coast Terminals Terminaling Service Agreements.

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

In connection with the Offering, we entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provides us with the personnel necessary for us to perform its obligations under its commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. On February 28, 2017, we entered into the Fifth Amended and Restated Operation and Management Services and Secondment Agreement (as amended, the “Services Agreement”) in connection with the PNGPC Acquisition resulting in an increase to the annual fee to $6.7 million. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service on 30 days’ notice.

In connection with the Chalmette Storage Agreement, PBFX Op Co and Chalmette Refining entered into the Lease and the Project Management Agreement. The Lease can be extended by PBFX Op Co for two additional ten-year periods.

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

Financing. Historically, we have financed our operations through proceeds generated by equity offerings, internally generated cash flows, and borrowings under our five-year $360.0 million revolving credit facility (“Revolving Credit Facility”) to satisfy capital expenditure requirements. In connection with the purchase of the East Coast Terminals, we borrowed an additional $98.5 million under our Revolving Credit Facility, which was used to repay $98.3 million of our three-year $300.0 million term loan facility (“Term Loan”) in order to release $98.3 million in marketable securities that had collateralized the Term Loan. In connection with the acquisition of TVPC, we borrowed an additional $76.2 million under our Revolving Credit Facility, which was used to repay $76.2 million of our Term Loan in order to release $76.2 million in marketable securities that had collateralized the Term Loan. The maximum amount of the Revolving Credit Facility was increased from $325.0 million to $360.0 million in May 2016. In connection with the PNGPC Acquisition, through our newly acquired subsidiary, PNGPC, we entered into the $11.6 million Affiliate Note Payable with Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF Holding. During March 2017, we fully repaid the remaining outstanding balance of the Term Loan.

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

The Toledo Terminal Acquisition. On April 17, 2017, our wholly-owned subsidiary, PLPT, acquired the Toledo Terminal from Sunoco Logistics Partners L.P. The transaction is accounted for as a third-party acquisition, and as a result, our results may not be comparable due to additional affiliate revenue, operating and maintenance expenses and general and administrative expenses associated with the Toledo Terminal.

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

Third-Party Business. As of June 30, 2017, PBF Holding accounts for the substantial majority of our revenues and we continue to expect the majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.

Noncontrolling Interest. As a result of PBFX Op Co’s acquisition from PBF LLC of 50% of the issued and outstanding limited liability company interests of TVPC (the “TVPC Acquisition”), PBFX Op Co became the managing member of TVPC and fully consolidates TVPC. With respect to the consolidation of TVPC, we record a noncontrolling interest for the remaining 50% economic interest in TVPC held by TVP Holding Company LLC (“TVP Holding”). Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

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

EBITDA, EBITDA attributable to PBFX and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense. We define EBITDA attributable to PBFX as net income (loss) attributable to PBFX before net interest expense, income tax expense, depreciation and amortization expense attributable to PBFX, which excludes the results of Acquisitions from PBF prior to the effective dates of such transactions. We define distributable cash flow as EBITDA attributable to PBFX plus non-cash unit-based compensation expense, less net cash paid for interest, maintenance capital expenditures and income taxes. Distributable cash flow will not reflect changes in working capital balances. EBITDA, EBITDA attributable to PBFX and distributable cash flow are not presentations made in accordance with GAAP.

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

Combined Overview. The following tables summarize our results of operations and financial data for the three and six months ended June 30, 2017 and 2016. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016*	2017	2016*
	(In thousands)
Revenue:
Affiliate	$58,355	$37,965	$114,557	$74,514
Third-Party	3,974	2,694	8,249	2,694
Total revenue	62,329	40,659	122,806	77,208

Costs and expenses:
Operating and maintenance expenses	15,504	7,890	31,273	13,982
General and administrative expenses	6,098	6,910	9,413	9,476
Depreciation and amortization	5,710	2,349	11,062	4,196
Total costs and expenses	27,312	17,149	51,748	27,654

Income from operations	35,017	23,510	71,058	49,554

Other expense:
Interest expense, net	(7,509)	(7,212)	(15,077)	(14,018)
Amortization of loan fees	(377)	(422)	(793)	(845)
Net income	27,131	15,876	55,188	34,691
Less: Net loss attributable to Predecessor	—	(378)	(150)	(657)
Less: Net income attributable to noncontrolling interest	3,820	—	7,419	—
Net income attributable to the partners	23,311	16,254	47,919	35,348
Less: Net income attributable to the IDR holder	2,107	882	3,793	1,639
Net income attributable to PBF Logistics LP unitholders	$21,204	$15,372	$44,126	$33,709

Other Data:
EBITDA attributable to PBFX	$35,552	$26,030	$72,022	$53,993
Distributable cash flow	30,499	20,038	59,073	41,485
Capital expenditures, including acquisitions	36,918	100,687	56,385	101,813

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

Reconciliation of Non-GAAP Financial Measures

As described in “How We Evaluate Our Operations,” our management uses EBITDA, EBITDA attributable to PBFX and distributable cash flow to analyze our performance. The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net income, the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016*	2017	2016*
	(In thousands)
Net income	$27,131	$15,876	$55,188	$34,691
Interest expense, net	7,509	7,212	15,077	14,018
Amortization of loan fees	377	422	793	845
Depreciation and amortization	5,710	2,349	11,062	4,196
EBITDA	40,727	25,859	82,120	53,750
Less: Predecessor EBITDA	—	(171)	(40)	(243)
Less: Noncontrolling interest EBITDA	5,175	—	10,138	—
EBITDA attributable to PBFX	35,552	26,030	72,022	53,993
Non-cash unit-based compensation expense	3,028	1,981	3,708	2,710
Cash interest	(7,866)	(7,212)	(15,617)	(14,018)
Maintenance capital expenditures	(215)	(761)	(1,040)	(1,200)
Distributable cash flow	$30,499	$20,038	$59,073	$41,485

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016*	2017	2016*
	(In thousands)
Net cash provided by operating activities:	$36,856	$16,827	$90,653	$42,599
Change in operating assets and liabilities	(610)	3,801	(19,902)	(157)
Interest expense, net	7,509	7,212	15,077	14,018
Non-cash unit-based compensation expense	(3,028)	(1,981)	(3,708)	(2,710)
EBITDA	40,727	25,859	82,120	53,750
Less: Predecessor EBITDA	—	(171)	(40)	(243)
Less: Noncontrolling interest EBITDA	5,175	—	10,138	—
EBITDA attributable to PBFX	35,552	26,030	72,022	53,993
Non-cash unit-based compensation expense	3,028	1,981	3,708	2,710
Cash interest	(7,866)	(7,212)	(15,617)	(14,018)
Maintenance capital expenditures	(215)	(761)	(1,040)	(1,200)
Distributable cash flow	$30,499	$20,038	$59,073	$41,485

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA for informational purposes.

	Three Months Ended June 30,	Six Months Ended June 30,
	2017
	(In thousands)
Net income attributable to noncontrolling interest	$3,820	$7,419
Depreciation and amortization related to noncontrolling interest (*)	1,355	2,719
Noncontrolling interest EBITDA	$5,175	$10,138

* Represents 50% of depreciation and amortization for TVPC for the three and six months ended June 30, 2017.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Summary. Our net income for the three months ended June 30, 2017 increased approximately $11.3 million to $27.1 million from $15.9 million for the three months ended June 30, 2016. The increase in net income was primarily due to the following:

•
an increase in total revenues of approximately $21.7 million, or 53.3%, primarily attributable to the Toledo Terminal operations, increased throughput and lease tank capacity at the East Coast Terminals and commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016;

•
a decrease in general and administrative expenses of approximately $0.8 million, or 11.8%, as a result of lower acquisition related costs, partially offset by higher unit-based compensation expense and higher fees associated with the Omnibus Agreement;

partially offset by the following:

•
an increase in operating and maintenance expenses of approximately $7.6 million, or 96.5%, as a result of current period expenses across the Toledo Terminal and Torrance Valley Pipeline and higher current period expenses for the East Coast Terminals, partially offset by decreases in outside services and maintenance and materials expenses mainly due to lower throughput at our other assets and timing of maintenance activities;

•
an increase in depreciation and amortization expenses of approximately $3.4 million, or 143.1%, as a result of the additions to property, plant and equipment related to the East Coast Terminals, the Torrance Valley Pipeline and the Paulsboro Natural Gas Pipeline; and

•
an increase in interest expense, net of approximately $0.3 million, or 4.1%, attributable to the interest costs associated with the Affiliate Note Payable and higher borrowings under our Revolving Credit Facility.

EBITDA attributable to PBFX for the three months ended June 30, 2017 increased approximately $9.5 million to $35.6 million from $26.0 million for the three months ended June 30, 2016 due to the factors noted above, excluding the impact of depreciation and interest.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Summary. Our net income for the six months ended June 30, 2017 increased approximately $20.5 million to $55.2 million from $34.7 million for the six months ended June 30, 2016. The increase in net income was primarily due to the following:

•
an increase in total revenues of approximately $45.6 million, or 59.1%, primarily attributable to the Toledo Terminal operations, the East Coast Terminals operations and commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016;

•
a decrease in general and administrative expenses of approximately $0.1 million, or 0.7%, as a result of lower acquisition related costs, partially offset by higher unit-based compensation expense and higher fees associated with the Omnibus Agreement;

partially offset by the following:

•
an increase in operating and maintenance expenses of approximately $17.3 million, or 123.7%, as a result of current period expenses across the East Coast Terminals, the Torrance Valley Pipeline and the Toledo Terminal, partially offset by decreases in outside services and maintenance and materials expenses mainly due to lower throughput at our other assets and timing of maintenance activities;

•
an increase in depreciation and amortization expenses of approximately $6.9 million, or 163.6%, as a result of the additions to property, plant and equipment related to the East Coast Terminals, the Torrance Valley Pipeline and the Paulsboro Natural Gas Pipeline; and

•
an increase in interest expense, net of approximately $1.1 million, or 7.6%, attributable to the interest costs associated with the Affiliate Note Payable and higher borrowings under our Revolving Credit Facility.

EBITDA attributable to PBFX for the six months ended June 30, 2017 increased approximately $18.0 million to $72.0 million from $54.0 million for the six months ended June 30, 2016 due to the factors noted above, excluding the impact of depreciation and interest.

Operating Segments

We review operating results in two reportable segments: (i) Transportation and Terminaling; and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net sales less operating expenses and depreciation and amortization. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is further discussed in Note 11 “Segment Information” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements.”

Transportation and Terminaling Segment

The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016*	2017	2016*
	(In thousands)
Revenue:
Affiliate	$52,629	$32,603	$103,293	$63,670
Third-Party	3,974	2,694	8,249	2,694
Total revenue	56,603	35,297	111,542	66,364

Costs and expenses:
Operating and maintenance expenses	13,725	5,588	27,807	9,788
Depreciation and amortization	5,090	1,763	9,841	2,961
Total costs and expenses	18,815	7,351	37,648	12,749
Transportation and Terminaling Segment Operating Income	$37,788	$27,946	$73,894	$53,615

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd) (1)	223,639	171,698	209,618	162,867
Lease tank capacity (average lease capacity barrels per month)	2,374,420	2,054,552	2,250,314	2,054,552
Pipelines
Total throughput (bpd) (1)	121,532	60,395	133,694	48,221
Lease tank capacity (average lease capacity barrels per month)	750,597	N/A	1,060,197	N/A

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

(1) Calculated as the sum of the average throughput per day for each Terminal and Pipeline asset for the period presented.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenue. Revenue increased approximately $21.3 million, or 60.4%, to $56.6 million for the three months ended June 30, 2017 compared to $35.3 million for the three months ended June 30, 2016. The increase in revenue was primarily attributable to the effects of the Toledo Terminal operation acquired through the Toledo Terminal Acquisition, increased throughput and lease tank capacity at the East Coast Terminals and commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016. Prior to the acquisition of the Torrance Valley Pipeline, those assets were a part of the integrated operations of PBF Energy and the operation of those assets did not generate third-party or inter-entity revenue. Following the closing of the TVPC Acquisition, revenues were generated from commercial agreements with PBF Energy. Additionally, subsequent to the closing of the Plains Asset Purchase and Toledo Terminal Acquisition, we have begun to generate third-party revenue related to the East Coast Terminals as well as incremental affiliate revenue.

Operating and maintenance expenses. Operating and maintenance expenses increased approximately $8.1 million, or 145.6%, to $13.7 million for the three months ended June 30, 2017 compared to $5.6 million for the three months ended June 30, 2016. The increase in operating and maintenance expenses was primarily attributable to the increased operating costs for the Toledo Terminal, the East Coast Terminals and the Torrance Valley Pipeline, partially offset by a decrease in outside services costs mainly due to lower throughput across our other assets.

Depreciation and amortization. Depreciation and amortization expense increased approximately $3.3 million, or 188.7%, to $5.1 million for the three months ended June 30, 2017 compared to $1.8 million for the three months ended June 30, 2016. The increase in depreciation and amortization expense was primarily attributable to increased depreciation and amortization expense of $0.5 million associated with the East Coast Terminals acquired in April 2016, $2.7 million of depreciation and amortization expense associated with the Torrance Valley Pipeline acquired in August 2016 and increased depreciation and amortization expense of $0.1 million in aggregate across our other assets.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenue. Revenue increased approximately $45.2 million, or 68.1%, to $111.5 million for the six months ended June 30, 2017 compared to $66.4 million for the six months ended June 30, 2016. The increase in revenue was primarily attributable to the effects of the Toledo Terminal operation acquired through the Toledo Terminal Acquisition, the East Coast Terminals operation acquired in connection with the Plains Asset Purchase and commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016. Prior to the acquisition of the Torrance Valley Pipeline, those assets were a part of the integrated operations of PBF Energy and the operation of those assets did not generate third-party or inter-entity revenue. Following the closing of the TVPC Acquisition, revenues were generated from commercial agreements with PBF Energy. Additionally, subsequent to the closing of the Plains Asset Purchase and the Toledo Terminal Acquisition, we have begun to generate third-party revenue related to the East Coast Terminals as well as incremental affiliate revenue.

Operating and maintenance expenses. Operating and maintenance expenses increased approximately $18.0 million, or 184.1%, to $27.8 million for the six months ended June 30, 2017 compared to $9.8 million for the six months ended June 30, 2016. The increase in operating and maintenance expenses was primarily attributable to the increased operating costs for the Toledo Terminal, the East Coast Terminals and the Torrance Valley Pipeline, partially offset by a decrease in outside services costs mainly due to lower throughput across our other assets.

Depreciation and amortization. Depreciation and amortization expense increased approximately $6.9 million, or 232.4%, to $9.8 million for the six months ended June 30, 2017 compared to $3.0 million for the six months ended June 30, 2016. The increase in depreciation and amortization expense was primarily attributable to increased depreciation and amortization expense of $1.4 million associated with the East Coast Terminals acquired in April 2016, $5.4 million of depreciation and amortization expense associated with the Torrance Valley Pipeline acquired in August 2016 and increased depreciation and amortization expense of $0.1 million in aggregate across our other assets.

Storage Segment

The following table and discussion is an explanation of our results of operations of the Storage segment for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Affiliate	$5,726	$5,362	$11,264	$10,844
Third-Party	—	—	—	—
Total revenue	5,726	5,362	11,264	10,844

Costs and expenses:
Operating and maintenance expenses	1,779	2,302	3,466	4,194
Depreciation and amortization	620	586	1,221	1,235
Total costs and expenses	2,399	2,888	4,687	5,429
Storage Segment Operating Income	$3,327	$2,474	$6,577	$5,415

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)	3,787,736	3,574,613	3,739,838	3,614,597

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenue. Revenue increased approximately $0.4 million, or 6.8%, to $5.7 million for the three months ended June 30, 2017 compared to $5.4 million for the three months ended June 30, 2016. The increase in revenue was primarily attributable to higher available storage capacity at the Toledo Storage Facility.

Operating and maintenance expenses. Operating and maintenance expenses decreased approximately $0.5 million, or 22.7%, to $1.8 million for the three months ended June 30, 2017 compared to $2.3 million for the three months ended June 30, 2016. The decrease in operating and maintenance expenses was primarily attributable to lower maintenance activity.

Depreciation and amortization. Depreciation and amortization expense remained relatively consistent at approximately $0.6 million for both the three months ended June 30, 2017 and 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenue. Revenue increased approximately $0.4 million, or 3.9%, to $11.3 million for the six months ended June 30, 2017 compared to $10.8 million for the six months ended June 30, 2016. The increase in revenue was primarily attributable to higher available storage capacity at the Toledo Storage Facility.

Operating and maintenance expenses. Operating and maintenance expenses decreased approximately $0.7 million, or 17.4%, to $3.5 million for the six months ended June 30, 2017 compared to $4.2 million for the six months ended June 30, 2016. The decrease in operating and maintenance expenses was primarily attributable to lower maintenance activity.

Depreciation and amortization. Depreciation and amortization expense remained relatively consistent at approximately $1.2 million for both the six months ended June 30, 2017 and 2016.

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

We have paid, and intend to continue to pay, a quarterly distribution of at least $0.30 per unit per quarter, which equates to approximately $12.8 million per quarter, or approximately $51.2 million per year, based on the current number of common units and associated IDRs outstanding. We do not have a legal obligation to pay this distribution. On March 13, 2017, we paid a quarterly cash distribution, based on the results of the fourth quarter of 2016, totaling approximately $20.1 million, or $0.45 per unit, to unitholders of record on February 27, 2017, of which $9.6 million was distributed to PBF LLC. On May 31, 2017, the Partnership paid a quarterly cash distribution, based on the results of the first quarter of 2017, totaling $20.9 million, or $0.46 per unit, to unitholders of record on May 16, 2017, of which $10.2 million was distributed to PBF LLC.

Expiration of Subordination Period

On June 1, 2017, each of our 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. Refer to Notes 6 “Equity” and 8 “Net Income per Unit” in our Notes to Condensed Consolidated Financial Statements included in “Item 1, Financial Statements” for additional information.

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The maximum amount of the Revolving Credit Facility was increased from $325.0 million to $360.0 million in May 2016. The Partnership has the ability to further increase the maximum amount of the Revolving Credit Facility by an additional $240.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. See Note 4 “Debt” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for further information regarding the Revolving Credit Facility and the Term Loan. We are in compliance with our covenants under the Revolving Credit Facility as of June 30, 2017. During March 2017, we fully repaid our Term Loan.

On May 12, 2015, we completed the offering of $350.0 million of 6.875% Senior Notes due 2023 (the “2023 Notes”). We pay interest on the 2023 Notes semi-annually on May 15 and November 15 with our first interest payment taking place on November 15, 2015. The 2023 Notes mature on May 15, 2023.

The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of June 30, 2017, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016*
	(In thousands)
Net cash provided by operating activities	$90,653	$42,599
Net cash used in investing activities	(16,361)	(3,689)
Net cash used in financing activities	(87,459)	(7,705)
Net change in cash and cash equivalents	$(13,167)	$31,205

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

Cash Flows from Operating Activities

Net cash provided by operating activities increased approximately $48.1 million to $90.7 million for the six months ended June 30, 2017 compared to $42.6 million for the six months ended June 30, 2016. The increase in net cash provided by operating activities was primarily the result of net income and non-cash charges relating to depreciation and amortization, amortization of loan fees and unit-based compensation of approximately $70.8 million for the six months ended June 30, 2017, compared to approximately $42.4 million for the six months ended June 30, 2016 and a net increase in the net changes in operating assets and liabilities of approximately $19.7 million primarily driven by the timing of collection of accounts receivables and liability payments.

Cash Flows from Investing Activities

Net cash used in investing activities increased approximately $12.7 million to $16.4 million for the six months ended June 30, 2017 compared to net cash used in investing activities of $3.7 million for the six months ended June 30, 2016. The increase in net cash used in investing activities was primarily due to the Toledo Terminal Acquisition for $10.1 million, an increase in capital expenditures of approximately $42.8 million to fund growth projects and a decrease in net sales and maturities of marketable securities of approximately $58.1 million, partially offset by the Plains Asset Purchase for $98.3 million in April 2016.

Cash Flows from Financing Activities

Net cash used in financing activities increased approximately $79.8 million to $87.5 million for the six months ended June 30, 2017 compared to $7.7 million for the six months ended June 30, 2016. The cash outflows for the six months ended June 30, 2017 were primarily driven by distributions to unitholders of $41.0 million, repayment of our Term Loan of $39.7 million, and distributions to TVPC members of $12.3 million, partially offset by a contribution from the Partnership's parent of $5.5 million related to the 2017 pre-acquisition activities of PNGPC. Net cash used in financing activities for the six months ended June 30, 2016 consisted of repayment of our Term Loan of $98.3 million and distributions to unitholders of $31.1 million, partially offset by net borrowings under our Revolving Credit Facility of $68.5 million, net proceeds from the issuance of commons units of $51.6 million and a contribution from the Partnership's parent of $1.7 million related to the pre-acquisition activities of PNGPC.

Capital Expenditures

Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures are expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the refurbishment and replacement of terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Expansion capital expenditures are expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term. Examples of expansion capital expenditures include the acquisition of equipment and the construction, development or acquisition of unloading equipment or other equipment at our facilities or additional throughput capacity to the extent such capital expenditures are expected to expand our operating capacity or our operating income.

Capital expenditures for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016*
	(In thousands)
Expansion	$55,345	$100,613
Maintenance	1,040	1,200
Total capital expenditures	$56,385	$101,813

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

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

We have sold our U.S. Treasury or other investment grade securities over time to fund our capital expenditures. In March 2017, we fully repaid our Term Loan and, as a result, such securities were no longer used to secure our obligation. We may also rely on external sources including other borrowings under our Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion.

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

Contractual Obligations

With the exception of the debt activity in connection with the PNGPC Acquisition and repayment of our Term Loan, there have been no significant changes in our debt obligations since those reported in our 2016 Form 10-K. Refer to Note 4 “Debt” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our debt obligations.

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

Environmental Liabilities

Contamination resulting from spills of crude oil or petroleum products is not unusual within the petroleum terminaling or transportation industries. Historic spills at truck and rail racks, and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater.

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

As of June 30, 2017, we have recorded a total liability related to environmental remediation costs of approximately $2.2 million related to the Plains Asset Purchase and the TVPC Acquisition. Refer to Note 9 “Commitments and Contingencies” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, within our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted average market price to value our assets and liabilities related to product imbalances. For the three months ended June 30, 2017, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances, or settle through cash payments.

Debt that we incur under our Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At June 30, 2017, we had $189.2 million outstanding in variable interest debt under this facility. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $2.9 million change in our interest expense, assuming we were to borrow all $360.0 million available under our Revolving Credit Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX’s management, including PBFX’s principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based on that evaluation, PBFX’s principal executive officer and the principal financial officer have concluded that PBFX’s disclosure controls and procedures are effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in PBFX’s internal controls over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	August 3, 2017		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
* Filed herewith.
** Furnished, not filed.