Form 10-Q
period 2017-09-30
PBF Logistics LP
filed 2017-11-02
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2017, there were 41,894,846 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of September 30, 2017, owned 96.6% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 44.1% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 55.9% limited partner interest owned by public unitholders as of September 30, 2017.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to PBFX’s initial public offering, which closed on May 14, 2014 (the “Offering”), refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil and refined product transportation, terminaling and storage assets, previously operated and owned by PBF Holding’s subsidiaries, Delaware City Refining Company LLC (“DCR”), Toledo Refining Company LLC (“TRC”), and PBF Holding’s previously held subsidiaries, Delaware Pipeline Company LLC (“DPC”), Torrance Valley Pipeline Company LLC (“TVPC”), and Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). As of September 30, 2017, PBF Holding, together with its subsidiaries, owns and operates five oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

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

PART 1 - FINANCIAL INFORMATION

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$39,420	$64,221
Marketable securities - current	—	40,024
Accounts receivable - affiliates	36,045	37,863
Accounts receivable	1,106	4,294
Prepaid expenses and other current assets	2,083	1,657
Total current assets	78,654	148,059
Property, plant and equipment, net	675,793	608,802
Other non-current assets	30	—
Total assets	$754,477	$756,861
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$19,938	$7,631
Accounts payable and accrued liabilities	29,917	20,871
Current portion of long-term debt	—	39,664
Affiliate note payable	11,600	—
Deferred revenue	991	952
Total current liabilities	62,446	69,118
Long-term debt	533,136	532,011
Other long-term liabilities	2,070	3,161
Total liabilities	597,652	604,290

Commitments and contingencies (Note 9)

Equity:
Net Investment - Predecessor	—	6,231
Common unitholders (41,894,846 and 25,844,118 units issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively)(1)	(18,453)	241,275
Subordinated unitholder - PBF LLC (0 and 15,886,553 units issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively)	—	(276,083)
IDR holder - PBF LLC	2,526	1,266
Total PBF Logistics LP equity	(15,927)	(27,311)
Noncontrolling interest	172,752	179,882
Total equity	156,825	152,571
Total liabilities and equity	$754,477	$756,861

(1) Subsequent to the conversion of the PBFX subordinated units held by PBF LLC, common units held by the public and PBF LLC are shown in total. Refer to Notes 6 “Equity” and 8 “Net Income per Unit” in the accompanying Notes to Condensed Consolidated Financial Statements for further discussion regarding the subordinated units’ conversion.

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016*	2017	2016*
Revenue:
Affiliate	$62,359	$43,842	$176,916	$118,356
Third-party	3,135	4,591	11,384	7,285
Total revenue	65,494	48,433	188,300	125,641

Costs and expenses:
Operating and maintenance expenses	15,930	12,903	47,203	26,885
General and administrative expenses	3,534	4,420	12,947	13,896
Depreciation and amortization	5,610	5,347	16,672	9,543
Total costs and expenses	25,074	22,670	76,822	50,324

Income from operations	40,420	25,763	111,478	75,317

Other expense:
Interest expense, net	(7,416)	(7,280)	(22,493)	(21,298)
Amortization of loan fees	(332)	(416)	(1,125)	(1,261)
Net income	32,672	18,067	87,860	52,758
Less: Net loss attributable to Predecessor	—	(4,428)	(150)	(5,085)
Less: Net income attributable to noncontrolling interest	3,799	1,621	11,218	1,621
Net income attributable to the partners	28,873	20,874	76,792	56,222
Less: Net income attributable to the IDR holder	2,526	1,125	6,319	2,765
Net income attributable to PBF Logistics LP unitholders	$26,347	$19,749	$70,473	$53,457

Net income per limited partner unit(1):
Common units - basic	$0.63	$0.50	$1.69	$1.44
Common units - diluted	0.63	0.50	1.69	1.44
Subordinated units - basic and diluted	—	0.50	1.61	1.45

Weighted-average limited partner units outstanding(1):
Common units - basic	42,127,288	23,492,796	33,280,957	21,094,154
Common units - diluted	42,161,008	23,571,691	33,309,555	21,103,919
Subordinated units - basic and diluted	—	15,886,553	8,787,068	15,886,553

Cash distributions declared per unit	$0.48	$0.44	$1.41	$1.29

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition (as defined in Note 1 “Description of the Business and Basis of Presentation” in the accompanying Notes to Condensed Consolidated Financial Statements).

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

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016*
Cash flows from operating activities:
Net income	$87,860	$52,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,672	9,543
Amortization of deferred financing fees	1,125	1,261
Unit-based compensation expense	4,515	3,673
Changes in operating assets and liabilities:
Accounts receivable - affiliates	818	(6,322)
Accounts receivable	3,188	(3,981)
Prepaid expenses and other current assets	(329)	2,234
Accounts payable - affiliates	500	(1,077)
Accounts payable and accrued liabilities	7,705	9,563
Deferred revenue	39	889
Other assets and liabilities	(1,128)	(256)
Net cash provided by operations	120,965	68,285

Cash flows from investing activities:
Plains Asset Purchase	—	(98,373)
Toledo Terminal Acquisition	(10,097)	—
Expenditures for property, plant and equipment	(61,344)	(8,043)
Purchase of marketable securities	(75,036)	(1,779,997)
Maturities of marketable securities	115,060	1,954,274
Net cash (used in) provided by investing activities	(31,417)	67,861

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	—	138,255
Distribution to PBF LLC related to Acquisitions from PBF	—	(175,000)
Distributions to unitholders	(62,794)	(48,043)
Distributions to TVPC members	(17,348)	—
Contribution from parent	5,457	4,076
Proceeds from revolving credit facility	—	174,700
Repayment of revolving credit facility	—	(30,000)
Repayment of term loan	(39,664)	(174,536)
Deferred financing costs	—	(5)
Net cash used in financing activities	(114,349)	(110,553)

Net change in cash and cash equivalents	(24,801)	25,593
Cash and cash equivalents at beginning of year	64,221	18,678
Cash and cash equivalents at end of period	$39,420	$44,271

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net assets from PBF LLC	$—	$15
Accrued capital expenditures	14,859	738
Issuance of affiliate note payable	11,600	—

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition (as defined in Note 1 “Description of the Business and Basis of Presentation” in the accompanying Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of September 30, 2017, owned 96.6% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 44.1% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 55.9% limited partner interest owned by public unitholders as of September 30, 2017.

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

On February 28, 2017, the Partnership’s wholly-owned subsidiary, PBFX Operating Company LP (“PBFX Op Co”), acquired from PBF LLC all the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) for an aggregate purchase price of $11,600 (the “PNGPC Acquisition”). PNGPC owns and operates an existing interstate natural gas pipeline which serves PBF Holding’s Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”) and is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). In connection with the PNGPC Acquisition, the Partnership constructed a new pipeline (the “New Pipeline”) to replace the existing pipeline, which commenced services in August 2017. This acquisition was accounted for as a transfer of assets between entities under common control under U.S. generally accepted accounting principles (“GAAP”). Refer to Note 2 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the PNGPC Acquisition.

Effective February 2017, PBFX Op Co assumed construction of a crude oil storage tank at PBF Holding’s Chalmette Refinery (the “Chalmette Storage Tank”), which is expected to be in service and operational during the fourth quarter of 2017. PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”), a wholly-owned subsidiary of PBF Holding, have entered into a twenty-year lease for the premises upon which the tank will be located and the Project Management Agreement (as defined in Note 10 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements) pursuant to which Chalmette Refining has managed the construction of the tank.

On April 17, 2017, the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), acquired the Toledo, Ohio refined products terminal assets (the “Toledo Terminal”) from Sunoco Logistics Partners L.P. (the “Seller”) for an aggregate purchase price of $10,000, plus working capital (the “Toledo Terminal Acquisition”). The Toledo Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo Refinery. This acquisition was accounted for as a business combination under GAAP. Refer to Note 2 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Toledo Terminal Acquisition.

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
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

pumping and unloading equipment (the “DCR Rail Terminal”) and a crude truck unloading terminal consisting of lease automatic custody transfer (“LACT”) units (the “Toledo Truck Terminal”).

Subsequent to the Offering, the Partnership acquired from PBF LLC a heavy crude oil rail unloading facility at the Delaware City Refinery (the “DCR West Rack”), a tank farm and related facilities, which included a propane storage and loading facility (the “Toledo Storage Facility”), an interstate petroleum products pipeline (the “Delaware City Products Pipeline”) and truck loading rack (the “Delaware City Truck Rack”), which are collectively referred to as the “Delaware City Products Pipeline and Truck Rack,” the San Joaquin Valley pipeline system, which consists of the M55, M1 and M70 crude pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), and the Paulsboro Natural Gas Pipeline. These transactions are collectively referred to as the “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack, the Torrance Valley Pipeline and the Paulsboro Natural Gas Pipeline are collectively referred to as the “Contributed Assets.” The assets, liabilities and results of operations of the Contributed Assets prior to their acquisition by PBFX are collectively referred to as the “Predecessor.” The transactions through which PBFX acquired the Contributed Assets were transfers of assets between entities under common control. Accordingly, the accompanying condensed consolidated financial statements and related notes present the results of operations and cash flow of our Predecessor for all periods presented prior to the effective date of each transaction. The financial statements of our Predecessor have been prepared from the separate records maintained by PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessor had been operated as an unaffiliated entity. See (i) the Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and Form 8-K issued May 11, 2017, which retrospectively adjusted items 6, 7 and 8 of the 2016 Form 10-K to give effect to the acquisition of PNGPC for additional information regarding the Acquisitions from PBF and the commercial agreements and amendments to other agreements with related parties executed in connection with these acquisitions, and (ii) Note 2 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the PNGPC Acquisition.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX for the periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

The Predecessor did not historically operate its respective assets for the purpose of generating revenues independent of other PBF Energy businesses prior to the Offering or for assets acquired in the Acquisitions from PBF, with the exception of the Delaware City Products Pipeline, prior to the effective dates of each transaction. All intercompany accounts and transactions have been eliminated.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 and 2017 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Partnership refers to ASU 2014-09 and these additional ASUs as the “Updated Revenue Recognition Guidance”). The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or modified retrospective transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016,

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

including interim reporting periods within that reporting period. The Partnership has established a working group to assess the Updated Revenue Recognition Guidance, including its impact on the Partnership’s business processes, accounting systems, controls and financial statement disclosures. The Partnership will adopt this new standard effective January 1, 2018, using the modified retrospective application. Under that method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of retained earnings, and revenues reported in the periods prior to the date of adoption are not changed. The working group is progressing through its implementation plan and continues to evaluate the impact of this new standard on the Partnership’s consolidated financial statements and related disclosures. Additionally, the Partnership has begun training the relevant staff at its corporate headquarters and at PBF Holding's refineries on the Updated Revenue Recognition Guidance, including potential impacts on internal reporting and disclosure requirements. Although the Partnership’s analysis of the new standard is still in process and interpretative and industry specific guidance is still developing, based on the results to date, we have reached tentative conclusions for most contract types and do not believe revenue recognition patterns will change materially. However, it is expected that the new standard will have some impact on presentation and disclosures in its financial statements and internal controls.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Partnership has established a working group to study the new guidance in ASU 2016-02. This working group was formed during 2016 and has begun the process of compiling a central repository for all leases the Partnership and its subsidiaries entered into for further analysis as the implementation project progresses. It is not anticipated that the Partnership will early adopt this new guidance. The working group continues to evaluate the impact of this new standard on the Partnership’s Consolidated Financial Statements and related disclosures. At this time, the Partnership has identified that the most significant impacts of this new guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases. The working group is in the early stages of its implementation plan and continues to evaluate the impact of this new standard, including certain industry specific issues on the Partnership’s consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 require an entity to account for the effects of a modification unless all the following are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance in ASU 2017-09 should be applied prospectively. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

those annual periods. The Partnership will apply the guidance prospectively for any modifications to its stock compensation plans occurring after the effective date of the new standard.

2. ACQUISITIONS

PNGPC Acquisition

On February 28, 2017, the Partnership closed the PNGPC Acquisition, which had been contemplated by a contribution agreement dated as of February 15, 2017 between the Partnership and PBF LLC (the “PNGPC Contribution Agreement”). Pursuant to the PNGPC Contribution Agreement, the Partnership, through its wholly-owned subsidiary, PBFX Op Co, acquired from PBF LLC all of the issued and outstanding limited liability company interests of PNGPC, which owns and operates the Paulsboro Natural Gas Pipeline, an existing interstate natural gas pipeline which serves PBF Holding’s Paulsboro Refinery and is subject to regulation by the FERC. In connection with the PNGPC Acquisition, the Partnership constructed the New Pipeline to replace the existing pipeline, which commenced services in August 2017.

In consideration for the PNGPC limited liability company interests, the Partnership delivered to PBF LLC (i) an $11,600 intercompany promissory note in favor of Paulsboro Refining Company LLC (“PRC”), a wholly-owned subsidiary of PBF Holding (the “Affiliate Note Payable”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the New Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline. As the PNGPC Acquisition was considered a transfer of assets between entities under common control, the PNGPC assets and liabilities were transferred at their historical carrying value, whose net value was $11,538 as of February 28, 2017. The financial information contained herein of PBFX has been retrospectively adjusted to include the historical results of PNGPC as if it was owned by the Partnership for all periods presented. Net loss attributable to the PNGPC Acquisition prior to the effective date was allocated entirely to PBF GP as if only PBF GP had rights to that net loss; therefore, there is no retrospective adjustment to net income per unit.

The following tables present the Partnership’s statement of financial position and results of operations giving retrospective effect to the PNGPC Acquisition. For the nine months ended September 30, 2017, and the three and nine months ended September 30, 2016, respectively, the results of PNGPC prior to the PNGPC Acquisition are included under “PNGPC.” Results of PNGPC subsequent to the acquisition are included in “PBF Logistics LP.”

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

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

(1) Subsequent to the conversion of the PBFX subordinated units held by PBF LLC, common units held by the public and PBF LLC are shown in total. Refer to Notes 6 “Equity” and 8 “Net Income per Unit” in the Notes to Condensed Consolidated Financial Statements for further discussion regarding the subordinated units’ conversion.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

	Nine Months Ended September 30, 2017
	PBF Logistics LP	PNGPC	Consolidated Results
Revenue:
Affiliate	$176,916	$—	$176,916
Third-party	11,384	—	11,384
Total revenue	188,300	—	188,300

Costs and expenses:
Operating and maintenance expenses	47,163	40	47,203
General and administrative expenses	12,947	—	12,947
Depreciation and amortization	16,562	110	16,672
Total costs and expenses	76,672	150	76,822

Income (loss) from operations	111,628	(150)	111,478

Other expense:
Interest expense, net	(22,493)	—	(22,493)
Amortization of loan fees	(1,125)	—	(1,125)
Net income (loss)	88,010	(150)	87,860
Less: Net loss attributable to Predecessor	—	(150)	(150)
Less: Net income attributable to noncontrolling interest	11,218	—	11,218
Net income attributable to the partners	76,792	—	76,792
Less: Net income attributable to the IDR holder	6,319	—	6,319
Net income attributable to PBF Logistics LP unitholders	$70,473	$—	$70,473

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

	Three Months Ended September 30, 2016
	PBF Logistics LP	PNGPC	Consolidated Results
Revenue:
Affiliate	$43,842	$—	$43,842
Third-party	4,591	—	4,591
Total revenue	48,433	—	48,433

Costs and expenses:
Operating and maintenance expenses	12,814	89	12,903
General and administrative expenses	4,419	1	4,420
Depreciation and amortization	5,140	207	5,347
Total costs and expenses	22,373	297	22,670

Income (loss) from operations	26,060	(297)	25,763

Other expense:
Interest expense, net	(7,280)	—	(7,280)
Amortization of loan fees	(416)	—	(416)
Net income (loss)	18,364	(297)	18,067
Less: Net loss attributable to Predecessor	(4,131)	(297)	(4,428)
Less: Net income attributable to noncontrolling interest	1,621	—	1,621
Net income attributable to the partners	20,874	—	20,874
Less: Net income attributable to the IDR holder	1,125	—	1,125
Net income attributable to PBF Logistics LP unitholders	$19,749	$—	$19,749

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

	Nine Months Ended September 30, 2016
	PBF Logistics LP	PNGPC	Consolidated Results
Revenue:
Affiliate	$118,356	$—	$118,356
Third-party	7,285	—	7,285
Total revenue	125,641	—	125,641

Costs and expenses:
Operating and maintenance expenses	26,555	330	26,885
General and administrative expenses	13,893	3	13,896
Depreciation and amortization	8,922	621	9,543
Total costs and expenses	49,370	954	50,324

Income (loss) from operations	76,271	(954)	75,317

Other expense:
Interest expense, net	(21,298)	—	(21,298)
Amortization of loan fees	(1,261)	—	(1,261)
Net income (loss)	53,712	(954)	52,758
Less: Net loss attributable to Predecessor	(4,131)	(954)	(5,085)
Less: Net income attributable to noncontrolling interest	1,621	—	1,621
Net income attributable to the partners	56,222	—	56,222
Less: Net income attributable to the IDR holder	2,765	—	2,765
Net income attributable to PBF Logistics LP unitholders	$53,457	$—	$53,457

Toledo Terminal Acquisition

On April 17, 2017, the Partnership’s wholly-owned subsidiary, PLPT, completed the Toledo Terminal Acquisition. The Toledo Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo Refinery.

The aggregate purchase price for the Toledo Terminal Acquisition was $10,000, plus working capital. The consideration was funded in full with cash on hand.

PBFX accounted for the Toledo Terminal Acquisition as a business combination under GAAP whereby the Partnership recognizes assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The entire purchase consideration of $10,000 was allocated to Property, plant and equipment.

Acquisition Expenses

PBFX incurred acquisition related costs of $28 and $533 for the three and nine months ended September 30, 2017, respectively, and $1,310 and $3,888 for the three and nine months ended September 30, 2016, respectively. These costs consisted primarily of consulting and legal expenses related to the acquisitions of the East Coast Terminals, the Torrance Valley Pipeline, PNGPC and the Toledo Terminal, as well as other pending and non-consummated acquisitions. These costs are included in General and administrative expenses.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

3. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2017	December 31, 2016
Land	$99,707	$99,497
Pipelines	338,512	288,867
Terminals and equipment	194,632	165,234
Storage facilities	59,275	62,238
Construction in progress	33,821	26,448
	725,947	642,284
Accumulated depreciation	(50,154)	(33,482)
Property, plant and equipment, net	$675,793	$608,802

4. DEBT

Total debt was comprised of the following:

	September 30, 2017	December 31, 2016
6.875% Senior Notes due 2023 (a)	$350,000	$350,000
Term Loan	—	39,664
Revolving Credit Facility (b)	189,200	189,200
Total debt outstanding	539,200	578,864
Unamortized debt issuance costs	(6,064)	(7,189)
Net carrying value of debt	533,136	571,675
Less: Current maturities (c)	—	39,664
Long-term debt	$533,136	$532,011
____________________
(a) On October 6, 2017, PBFX issued $175,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the “new 2023 Notes”). The new 2023 Notes were issued under the indenture governing the 6.875% Senior Notes due 2023 issued on May 12, 2015 (the “initial 2023 Notes,” together with the new 2023 Notes, the “2023 Notes”).

(b) PBFX had $3,610 outstanding letters of credit and $167,190 available under our five-year $360,000 revolving credit facility (the “Revolving Credit Facility”) as of September 30, 2017. PBFX used the net proceeds from the new 2023 Notes offering to pay down the Revolving Credit Facility.

(c) PBFX’s three-year $300,000 term loan facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Term Loan”) matured in May 2017. During March 2017, PBFX repaid in full the remaining outstanding balance of the Term Loan. The Term Loan was classified as current on the balance sheet as of December 31, 2016. Additionally, marketable securities were also classified as current on the balance sheet as of December 31, 2016 as such securities collateralized the Term Loan. As of September 30, 2017, PBFX has liquidated the remaining marketable securities.

Fair Value Measurement

A fair value hierarchy (Level 1, Level 2, or Level 3) is used to categorize fair value amounts based on the quality of inputs used to measure fair value. Accordingly, fair values derived from Level 1 inputs utilize quoted

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

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

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX’s investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs. The terms of the marketable securities range from one to three months and are classified on the balance sheet as current assets. The gross unrecognized holding gains and losses as of September 30, 2017 and December 31, 2016 were not material. As of September 30, 2017, PBFX has liquidated the remaining marketable securities.

The estimated fair values of the Revolving Credit Facility and Term Loan approximate their carrying values, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates. The estimated fair value of the Partnership’s initial 2023 Notes, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the initial 2023 Notes and was approximately $362,148 and $346,135 at September 30, 2017 and December 31, 2016, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs, was approximately $539,200 and $551,348 as of September 30, 2017 and $578,864 and $574,999 as of December 31, 2016, respectively.

5. AFFILIATE NOTE PAYABLE

PNGPC Acquisition

In connection with the PNGPC Acquisition, on February 28, 2017, the Partnership, through its newly acquired subsidiary, PNGPC, entered into the $11,600 Affiliate Note Payable in favor of PRC, a wholly-owned subsidiary of PBF Holding, as consideration for the PNGPC Acquisition. The Affiliate Note Payable, including accrued interest, is payable on the later of October 1, 2017 or the date upon which the New Pipeline project is completed, which is currently expected to be in the fourth quarter of 2017. The outstanding principal shall bear interest at a rate equal to the lesser of (i) the per annum rate charged on the Partnership’s Revolving Credit Facility and (ii) 8% per annum.

6. EQUITY

PBFX had 23,435,349 common units held by the public outstanding as of September 30, 2017. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 44.1% limited partner interest in PBFX as of September 30, 2017. On June 1, 2017, the requirements under PBFX’s partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, each of the Partnership’s 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

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

Additionally, 211,309 and 115,224 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (“LTIP”) vested and were converted into common units held by certain directors, officers and current and former employees of our general partner or its affiliates during the nine months ended September 30, 2017 and 2016, respectively.

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash.

Noncontrolling Interest

PBFX’s subsidiary, PBFX Op Co, holds a 50% controlling interest in Torrance Valley Pipeline Company LLC (“TVPC”), with the other 50% interest in TVPC held by TVP Holding Company LLC (“TVP Holding”), a subsidiary of PBF Holding. PBFX Op Co is the sole managing member of TVPC. PBFX, through its ownership of PBFX Op Co, consolidates the financial results of TVPC, and records a noncontrolling interest for the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the Condensed Consolidated Statements of Operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

Equity Activity

The summarized changes in the carrying amount of our equity during the nine months ended September 30, 2017 are as follows:

	Net Investment	Common Units	Subordinated Units - PBF	IDR	Noncontrolling Interest	Total
Balance at December 31, 2016	$6,231	$241,275	$(276,083)	$1,266	$179,882	$152,571
Net loss attributable to PNGPC	(150)	—	—	—	—	(150)
Contributions to PNGPC	5,457	—	—	—	—	5,457
Allocation of PNGPC assets acquired to unitholders	(11,538)	11,592	(54)	—	—	—
Distributions to PBF LLC related to the PNGPC Acquisition	—	(11,600)	—	—	—	(11,600)
Quarterly distributions to unitholders (including IDRs)	—	(44,108)	(14,457)	(5,058)	—	(63,623)
Distribution to TVPC members	—	—	—	—	(17,348)	(17,348)
Net income attributable to the partners	—	56,310	14,163	6,319	11,218	88,010
Unit-based compensation expense	—	4,515	—	—	—	4,515
Subordinated units conversion to common units	—	(276,433)	276,433	—	—	—
Other	—	(4)	(2)	(1)	(1,000)	(1,007)
Balance at September 30, 2017	$—	$(18,453)	$—	$2,526	$172,752	$156,825

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
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

Cash Distributions

PBFX’s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive.

During the nine months ended September 30, 2017, PBFX made distribution payments as follows:

Related Earnings Period:	Q4 2016	Q1 2017	Q2 2017
Distribution date	March 13, 2017	May 31, 2017	August 31, 2017
Record date	February 27, 2017	May 16, 2017	August 15, 2017
Per unit	$0.45	$0.46	$0.47
Public	$10,487	$10,760	$11,014
PBF LLC	9,572	10,178	10,783
Total distribution	$20,059	$20,938	$21,797

The allocation of total quarterly distributions to general and limited partners for the three and nine months ended September 30, 2017 and 2016, respectively, is shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.48 and $0.44 per unit declared for the three months ended September 30, 2017 and 2016, respectively, $0.47 and $0.43 per unit declared for the three months ended June 30, 2017 and 2016, respectively and $0.46 and $0.42 per unit declared for the three months ended March 31, 2017 and 2016, respectively); therefore, the table represents total distributions applicable to the period in which the distributions are earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
IDR - PBF LLC	$2,526	$1,125	$6,319	$2,765
Limited partners’ distributions:
Common	20,417	11,621	52,687	30,348
Subordinated - PBF LLC	—	6,990	7,308	20,493
Total distributions	22,943	19,736	66,314	53,606
Total cash distributions (a)	$22,636	$19,486	$65,371	$52,849
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

Unit-based compensation expense related to the Partnership that was included in general and administrative expense in the Partnership’s condensed consolidated statements of operations was $807 and $4,515 for the three

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

and nine months ended September 30, 2017, respectively, and $963 and $3,673 for the three and nine months ended September 30, 2016, respectively.

8. NET INCOME PER UNIT

Earnings in excess of distributions are allocated to the limited partners based on their respective percentage interests. Payments made to PBFX’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.

Diluted net income per unit includes the effects of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 13,375 and 84,750 anti-dilutive phantom units for the three and nine months ended September 30, 2017, respectively, and 257,104 and 521,130 anti-dilutive phantom units for the three and nine months ended September 30, 2016, respectively. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

In addition to the common and subordinated units, PBFX has also identified the general partner interest and IDRs as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period.

On June 1, 2017, following the May 31, 2017 payment of the cash distribution attributable to the second quarter of 2017, the requirements under the partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period for such subordinated units ended. As a result, in the second quarter of 2017, each of the Partnership’s 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests. The Partnership’s net income was allocated to the general partner, the limited partners, including the holders of the subordinated units through May 31, 2017 and IDR holders, in accordance with the partnership agreement.

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings less distributions:

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

	Three Months Ended September 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units - PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$20,417	$—	$2,526	$22,943
Earnings less distributions	5,930	—	—	5,930
Net income attributable to the partners	$26,347	$—	$2,526	$28,873

Weighted-average units outstanding - basic (1)	42,127,288	—
Weighted-average units outstanding - diluted (1)	42,161,008	—

Net income per limited partner unit - basic (2)	$0.63	$—
Net income per limited partner unit - diluted (2)	$0.63	$—

(1) On June 1, 2017, each of the Partnership’s 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. Distributions and the Partnership’s net income were allocated to the subordinated units through May 31, 2017.

(2) PBFX bases the calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflects the conversion of the subordinated units to common units on June 1, 2017.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

	Three Months Ended September 30, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units - PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$11,621	$6,990	$1,125	$19,736
Earnings less distributions	202	936	—	1,138
Net income attributable to the partners	$11,823	$7,926	$1,125	$20,874

Weighted-average units outstanding - basic	23,492,796	15,886,553
Weighted-average units outstanding - diluted	23,571,691	15,886,553

Net income per limited partner unit - basic	$0.50	$0.50
Net income per limited partner unit - diluted	$0.50	$0.50

	Nine Months Ended September 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units - PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions	$52,687	$7,308	$6,319	$66,314
Earnings less distributions	3,623	6,855	—	10,478
Net income attributable to the partners	$56,310	$14,163	$6,319	$76,792

Weighted-average units outstanding - basic (1)	33,280,957	8,787,068
Weighted-average units outstanding - diluted (1)	33,309,555	8,787,068

Net income per limited partner unit - basic (2)	$1.69	$1.61
Net income per limited partner unit - diluted (2)	$1.69	$1.61

(1) On June 1, 2017, each of the Partnership’s 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. Distributions and the Partnership’s net income were allocated to the subordinated units through May 31, 2017.

(2) PBFX bases the calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted average number of common and subordinated units reflects the conversion of the subordinated units to common units on June 1, 2017.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

	Nine Months Ended September 30, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$30,348	$20,493	$2,765	$53,606
Earnings less distributions	125	2,491	—	2,616
Net income attributable to the partners	$30,473	$22,984	$2,765	$56,222

Weighted-average units outstanding - basic	21,094,154	15,886,553
Weighted-average units outstanding - diluted	21,103,919	15,886,553

Net income per limited partner unit - basic	$1.44	$1.45
Net income per limited partner unit - diluted	$1.44	$1.45

9. COMMITMENTS AND CONTINGENCIES

The DCR Rail Terminal and the DCR West Rack are collocated with the Delaware City Refinery, and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act. In 2013, Delaware City Refinery obtained a permit to allow loading of crude oil onto barges. The issuance of the permit was appealed by environmental interest groups and the Delaware Department of Natural Resources and Environmental Control’s (“DNREC”) issuance was ultimately upheld. On December 23, 2016, Delaware City Refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the Delaware City Refinery. The NOV alleges that Delaware City Refinery made shipments to locations other than the Paulsboro Refinery in violation of the order and requests certain additional information. On February 7, 2017, the Delaware City Refinery responded to the NOV. On March 10, 2017, DNREC issued a $150 fine in a Notice of Penalty Assessment and Secretary’s Order to the Delaware City Refinery for violating the 2013 Secretary’s Order. DNREC’s investigation found that PBF Energy violated the 2013 Secretary’s Order throughout 2014, when it made 17 barge shipments of crude oil over 15 days to locations other than the Paulsboro Refinery. DNREC determined that the Delaware City Refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The penalty assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Paulsboro Refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro Refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35,700,000 gallons of crude oil in total. On April 28, 2017, DCR appealed the Notice of Penalty Assessment and Secretary’s Order. The hearing of the appeal is scheduled for February 2018. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to Delaware City Refinery allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board held a public hearing and dismissed the appeal, determining that the

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

appellants did not have standing. The appellants filed an appeal of the Board’s decision with the Delaware Superior Court on March 30, 2017. The filing of briefs has been scheduled for October and November 2017.

On October 19, 2017, the Delaware City Refinery received approval from DNREC for the construction and operation of the ethanol marketing project to allow for a combined total loading of up to 10,000 bpd, on an annual average basis, of ethanol on to marine vessels at the marine piers and the terminal truck loading rack, subject to certain operational and emissions limitations as well as other conditions. On the same date, Delaware City Logistics Company LLC (“DCLC”) received DNREC approval for the construction of (i) four additional loading arms for each of lanes 4, 10 and 11 for purposes of loading ethanol at its truck loading rack and (ii) a vapor vacuum control system for loading lanes connected to the existing vapor recovery unit located at its terminal in Delaware City. This approval is also subject to certain operational and emission limitations as well as other conditions.

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

In connection with its purchase of the East Coast Terminals, the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $2,049 recorded as of September 30, 2017 ($2,173 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 1.83%. At September 30, 2017, the undiscounted liability is $2,224 and the Partnership expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in “Accounts payable and accrued liabilities” and the non-current portion is recorded in “Other long-term liabilities.”

In connection with PBF Holding’s acquisition of the Torrance Refinery and related logistics assets, PBF Holding is responsible for all known and unknown environmental liabilities at each site acquired in connection with the acquisition. The total estimated liability of known environmental obligations associated with the Torrance Valley Pipeline was approximately $50 as of September 30, 2017 ($1,402 as of December 31, 2016). In accordance with the contribution agreement associated with the Partnership’s acquisition of a 50% equity interest in TVPC from PBF LLC (the “TVPC Acquisition”), PBF Holding has indemnified the Partnership for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events, which includes the recorded liability of approximately $50. At September 30, 2017, the Partnership expects to make the full aggregate payment for this liability within the next five years. PBFX has recorded a receivable from PBF Holding in “Accounts receivable - affiliates” for such anticipated payments related to the known pre-existing Torrance Valley Pipeline environmental obligations for which PBFX is indemnified.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

In connection with the Partnership’s purchase of the Toledo Terminal, the Partnership did not assume and is currently not aware of any pre-existing environmental obligations. If pre-acquisition environmental obligations are identified, the Seller is responsible for any liabilities up to $2,000 identified to have occurred since 2002. For liabilities arising prior to 2002, the Seller is indemnified by the prior owner under an agreement between the Seller and the prior owner, and the Partnership is entitled to be reimbursed for all amounts paid related to such liabilities on a full pass-through basis.

10. RELATED PARTY TRANSACTIONS

Commercial Agreements

PBFX currently derives the majority of its revenue from long-term, fee-based, minimum volume commitment (“MVC”) agreements with PBF Holding, supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. PBFX believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements (as defined in the table below) with PBF Holding include:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 barrels per day (“bpd”)	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements	5/1/2016	Various (f)	Evergreen	15,000 bpd (e)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (f)	Evergreen	350,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (c)

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling (continued)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank	8/31/2016	10 years	2 x 5	900,000 barrels per month	PBFX or PBF Holding can declare
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (b)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Toledo Terminal Services Agreement (g)	5/1/2016	1 year	Evergreen	N/A
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility	12/12/2014	10 years	2 x 5	3,849,271 barrels (c)	PBFX or PBF Holding can declare
Chalmette Storage Agreement (d)	See note (d)	10 years	2 x 5	625,000 barrels
___________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)	In August 2017, the New Pipeline commenced service. Concurrent with the commencement of operations, a new service agreement was entered into between PNGPC and PRC regarding the New Pipeline.

(c)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to effective operating capacity of each tank which can be impacted by routine tank maintenance and other factors.

(d)
The Chalmette Storage Agreement was entered into on February 15, 2017 and commences at the earlier of November 1, 2017 or the completion of the Chalmette Storage Tank, which is currently expected to be completed in November 2017.

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

Other Agreements

In addition to the commercial agreements described above, at the closing of the Offering, PBFX entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF (as amended, the “Omnibus Agreement”). The Omnibus Agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. The annual fee was increased to $6,900 per year effective as of January 1, 2017.

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
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

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

In connection with the Chalmette Storage Agreement, PBFX Op Co and Chalmette Refining have entered into a twenty-year lease for the premises upon which the tank will be located (the “Lease”) and a project management agreement (the “Project Management Agreement”) pursuant to which Chalmette Refining has managed the construction of the tank. The Lease can be extended by PBFX Op Co for two additional ten-year periods.

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$62,359	$43,842	$176,916	$118,356
Operating and maintenance expenses	1,639	1,280	4,918	3,523
General and administrative expenses	1,890	1,201	5,174	3,460

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

•	the Torrance Valley Pipeline, which consists of the M55, M1 and M70 crude pipelines and pipeline stations supporting PBF Holding’s Torrance Refinery;

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

•	the Paulsboro Natural Gas Pipeline, which consists of an interstate natural gas pipeline which serves PBF Holding’s Paulsboro Refinery; and

•	the Toledo Terminal, which is located adjacent to PBF Holding’s Toledo Refinery and is comprised of a ten-bay truck rack and chemicals, clean product and additive storage capacity.

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

	Three Months Ended September 30, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$59,907	$5,587	$—	$65,494
Depreciation and amortization expense	4,989	621	—	5,610
Income (loss) from operations	41,056	2,898	(3,534)	40,420
Interest expense, net and amortization of loan fees	—	—	7,748	7,748
Capital expenditures	8,763	6,293	—	15,056

	Three Months Ended September 30, 2016*
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$42,951	$5,482	$—	$48,433
Depreciation and amortization expense	4,752	595	—	5,347
Income (loss) from operations	27,848	2,335	(4,420)	25,763
Interest expense, net and amortization of loan fees	—	—	7,696	7,696
Capital expenditures	4,511	92	—	4,603

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

	Nine Months Ended September 30, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$171,449	$16,851	$—	$188,300
Depreciation and amortization expense	14,830	1,842	—	16,672
Income (loss) from operations	114,950	9,475	(12,947)	111,478
Interest expense, net and amortization of loan fees	—	—	23,618	23,618
Capital expenditures, including the Toledo Terminal Acquisition	56,596	14,845	—	71,441

	Nine Months Ended September 30, 2016*
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$109,315	$16,326	$—	$125,641
Depreciation and amortization expense	7,713	1,830	—	9,543
Income (loss) from operations	81,463	7,750	(13,896)	75,317
Interest expense, net and amortization of loan fees	—	—	22,559	22,559
Capital expenditures, including the Plains Asset Purchase	105,124	1,292	—	106,416

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

	Balance at September 30, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$664,251	$70,306	$19,920	$754,477

	Balance at December 31, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$606,898	$57,375	$92,588	$756,861

12. SUBSEQUENT EVENTS

Senior Notes Offering

On October 6, 2017, PBFX issued $175,000 in aggregate principal amount of 6.875% Senior Notes due 2023. The new 2023 Notes were issued under the indenture governing the initial 2023 Notes issued on May 12, 2015. The new 2023 Notes are expected to be treated as a single series with the initial 2023 Notes and will have the same terms as those initial notes except that (i) the new 2023 Notes will be subject to a separate registration rights agreement and (ii) the new 2023 Notes will be issued initially under CUSIP numbers different from the initial 2023 Notes. PBFX used the net proceeds of the new 2023 Notes to repay a portion of its existing Revolving Credit Facility and for general partnership purposes.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

Cash distribution

On November 2, 2017, PBF GP’s board of directors announced a cash distribution, based on the results of the third quarter of 2017, of $0.48 per unit. The distribution is payable on November 29, 2017 to PBFX unitholders of record at the close of business on November 13, 2017.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS

DCLC, Delaware Pipeline Company LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, PLPT, PBFX Op Co, TVPC and PNGPC serve as guarantors of the obligations under the initial 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, among the Partnership, PBF Logistics Finance Corporation (“PBF Logistics Finance”), the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.”

The initial 2023 Notes were co-issued by PBF Logistics Finance. For purposes of the following footnote, PBF Logistics Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$19,014	$20,406	$—	$—	$39,420
Accounts receivable - affiliates	1	36,044	—	—	36,045
Accounts receivable	—	1,106	—	—	1,106
Prepaid expenses and other current assets	905	1,178	—	—	2,083
Due from related parties	33,328	339,093	—	(372,421)	—
Total current assets	53,248	397,827	—	(372,421)	78,654

Property, plant and equipment, net	—	675,793	—	—	675,793
Other non-current assets	—	30	—	—	30
Investment in subsidiaries	818,481	—	—	(818,481)	—
Total assets	$871,729	$1,073,650	$—	$(1,190,902)	$754,477

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$3,062	$16,876	$—	$—	$19,938
Accounts payable and accrued liabilities	12,365	17,552	—	—	29,917
Affiliate note payable	—	11,600	—	—	11,600
Deferred revenue	—	991	—	—	991
Due to related parties	339,093	33,328	—	(372,421)	—
Total current liabilities	354,520	80,347	—	(372,421)	62,446

Long-term debt	533,136	—	—	—	533,136
Other long-term liabilities	—	2,070	—	—	2,070
Total liabilities	887,656	82,417	—	(372,421)	597,652

Commitments and contingencies

Equity:
Net Investment - Predecessor	—	818,481	—	(818,481)	—
Common unitholders (1)	(18,453)	—	—	—	(18,453)
IDR holder - PBF LLC	2,526	—	—	—	2,526
Total PBF Logistics LP equity	(15,927)	818,481	—	(818,481)	(15,927)
Noncontrolling interest	—	172,752	—	—	172,752
Total equity	(15,927)	991,233	—	(818,481)	156,825
Total liabilities and equity	$871,729	$1,073,650	$—	$(1,190,902)	$754,477

(1) Subsequent to the conversion of the PBFX subordinated units held by PBF LLC, common units held by the public and PBF LLC are shown in total. Refer to Notes 6 “Equity” and 8 “Net Income per Unit” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the subordinated units’ conversion.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$62,359	$—	$—	$62,359
Third-party	—	3,135	—	—	3,135
Total revenue	—	65,494	—	—	65,494

Costs and expenses:
Operating and maintenance expenses	—	15,930	—	—	15,930
General and administrative expenses	3,534	—	—	—	3,534
Depreciation and amortization	—	5,610	—	—	5,610
Total costs and expenses	3,534	21,540	—	—	25,074

(Loss) income from operations	(3,534)	43,954	—	—	40,420

Other income (expenses)
Equity in earnings of subsidiaries	43,954	—	—	(43,954)	—
Interest expense, net	(7,416)	—	—	—	(7,416)
Amortization of loan fees	(332)	—	—	—	(332)
Net income	32,672	43,954	—	(43,954)	32,672
Less: Net income attributable to noncontrolling interest	—	3,799	—	—	3,799
Net income attributable to the partners	32,672	40,155	—	(43,954)	28,873
Less: Net income attributable to the IDR holder	2,526	—	—	—	2,526
Net income attributable to PBF Logistics LP unitholders	$30,146	$40,155	$—	$(43,954)	$26,347

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2016*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$38,112	$5,730	$—	$43,842
Third-party	—	4,591	—	—	4,591
Total revenue	—	42,703	5,730	—	48,433

Costs and expenses:
Operating and maintenance expenses	—	9,311	3,592	—	12,903
General and administrative expenses	4,066	1	353	—	4,420
Depreciation and amortization	—	2,674	2,673	—	5,347
Total costs and expenses	4,066	11,986	6,618	—	22,670

(Loss) income from operations	(4,066)	30,717	(888)	—	25,763

Other income (expenses)
Equity in earnings of subsidiaries	29,829	—	—	(29,829)	—
Interest expense, net	(7,280)	—	—	—	(7,280)
Amortization of loan fees	(416)	—	—	—	(416)
Net income (loss)	18,067	30,717	(888)	(29,829)	18,067
Less: Net loss attributable to Predecessor	—	(297)	(4,131)	—	(4,428)
Less: Net income attributable to noncontrolling interest	—	—	1,621	—	1,621
Net income attributable to the partners	18,067	31,014	1,622	(29,829)	20,874
Less: Net income attributable to the IDR holder	1,125	—	—	—	1,125
Net income attributable to PBF Logistics LP unitholders	$16,942	$31,014	$1,622	$(29,829)	$19,749

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$176,916	$—	$—	$176,916
Third-party	—	11,384	—	—	11,384
Total revenue	—	188,300	—	—	188,300

Costs and expenses:
Operating and maintenance expenses	—	47,203	—	—	47,203
General and administrative expenses	12,947	—	—	—	12,947
Depreciation and amortization	—	16,672	—	—	16,672
Total costs and expenses	12,947	63,875	—	—	76,822

(Loss) income from operations	(12,947)	124,425	—	—	111,478

Other income (expenses)
Equity in earnings of subsidiaries	124,425	—	—	(124,425)	—
Interest expense, net	(22,493)	—	—	—	(22,493)
Amortization of loan fees	(1,125)	—	—	—	(1,125)
Net income	87,860	124,425	—	(124,425)	87,860
Less: Net loss attributable to Predecessor	—	(150)	—	—	(150)
Less: Net income attributable to noncontrolling interest	—	11,218	—	—	11,218
Net income attributable to the partners	87,860	113,357	—	(124,425)	76,792
Less: Net income attributable to the IDR holder	6,319	—	—	—	6,319
Net income attributable to PBF Logistics LP unitholders	$81,541	$113,357	$—	$(124,425)	$70,473

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2016*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$112,626	$5,730	$—	$118,356
Third-party	—	7,285	—	—	7,285
Total revenue	—	119,911	5,730	—	125,641

Costs and expenses:
Operating and maintenance expenses	—	23,293	3,592	—	26,885
General and administrative expenses	13,540	3	353	—	13,896
Depreciation and amortization	—	6,870	2,673	—	9,543
Total costs and expenses	13,540	30,166	6,618	—	50,324

(Loss) income from operations	(13,540)	89,745	(888)	—	75,317

Other income (expenses)
Equity in earnings of subsidiaries	88,857	—	—	(88,857)	—
Interest expense, net	(21,298)	—	—	—	(21,298)
Amortization of loan fees	(1,261)	—	—	—	(1,261)
Net income (loss)	52,758	89,745	(888)	(88,857)	52,758
Less: Net loss attributable to Predecessor	—	(954)	(4,131)	—	(5,085)
Less: Net income attributable to noncontrolling interest	—	—	1,621	—	1,621
Net income attributable to the partners	52,758	90,699	1,622	(88,857)	56,222
Less: Net income attributable to the IDR holder	2,765	—	—	—	2,765
Net income attributable to PBF Logistics LP unitholders	$49,993	$90,699	$1,622	$(88,857)	$53,457

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$87,860	$124,425	$—	$(124,425)	$87,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	16,672	—	—	16,672
Amortization of deferred financing fees	1,125	—	—	—	1,125
Unit-based compensation expense	4,515	—	—	—	4,515
Equity in earnings of subsidiaries	(124,425)	—	—	124,425	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	124	694	—	—	818
Accounts receivable	—	3,188	—	—	3,188
Prepaid expenses and other current assets	(599)	270	—	—	(329)
Accounts payable - affiliates	1,392	(892)	—	—	500
Accounts payable and accrued liabilities	5,817	1,888	—	—	7,705
Amounts due to (from) related parties	64,063	(64,063)	—	—	—
Deferred revenue	—	39	—	—	39
Other assets and liabilities	(7)	(1,121)	—	—	(1,128)
Net cash provided by operating activities	39,865	81,100	—	—	120,965

Cash flows from investing activities:
Toledo Terminal Acquisition	—	(10,097)	—	—	(10,097)
Expenditures for property, plant and equipment	—	(61,344)	—	—	(61,344)
Purchase of marketable securities	(75,036)	—	—	—	(75,036)
Maturities of marketable securities	115,060	—	—	—	115,060
Investment in subsidiaries	(10,550)	—	—	10,550	—
Net cash provided by (used in) investing activities	29,474	(71,441)	—	10,550	(31,417)

Cash flows from financing activities:
Distribution to unitholders	(62,794)	—	—	—	(62,794)
Distribution to TVPC members	—	(17,348)	—	—	(17,348)
Contribution from parent	—	16,007	—	(10,550)	5,457
Repayment of term loan	(39,664)	—	—	—	(39,664)
Net cash used in financing activities	(102,458)	(1,341)	—	(10,550)	(114,349)

Net change in cash and cash equivalents	(33,119)	8,318	—	—	(24,801)
Cash and equivalents, beginning of period	52,133	12,088	—	—	64,221
Cash and equivalents, end of period	$19,014	$20,406	$—	$—	$39,420

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, DEKATHERM, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2016*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$52,758	$89,745	$(888)	$(88,857)	$52,758
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	6,870	2,673	—	9,543
Amortization of deferred financing fees	1,261	—	—	—	1,261
Unit-based compensation expense	3,673	—	—	—	3,673
Equity in earnings of subsidiaries	(88,857)	—	—	88,857	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(82)	(510)	(5,730)	—	(6,322)
Accounts receivable	—	(3,981)	—	—	(3,981)
Prepaid expenses and other current assets	(150)	2,384	—	—	2,234
Accounts payable - affiliates	(20)	(1,345)	288	—	(1,077)
Accounts payable and accrued liabilities	6,817	(558)	3,304	—	9,563
Amounts due to (from) related parties	88,935	(88,935)	—	—	—
Deferred revenue	—	889	—	—	889
Other assets and liabilities	(271)	15	—	—	(256)
Net cash provided by (used in) operating activities	64,064	4,574	(353)	—	68,285

Cash flows from investing activities:
Plains Asset Purchase	(98,373)	—	—	—	(98,373)
Expenditures for property, plant and equipment	—	(8,043)	—	—	(8,043)
Purchase of marketable securities	(1,779,997)	—	—	—	(1,779,997)
Maturities of marketable securities	1,954,274	—	—	—	1,954,274
Investment in subsidiaries	(1,157)	—	—	1,157	—
Net cash provided by (used in) investing activities	74,747	(8,043)	—	1,157	67,861

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	138,255	—	—	—	138,255
Distribution to PBF LLC related to Acquisitions from PBF	(175,000)		—	—	(175,000)
Distribution to unitholders	(48,043)	—	—	—	(48,043)
Contribution from parent	—	4,880	353	(1,157)	4,076
Proceeds from revolving credit facility	174,700	—	—	—	174,700
Repayment of revolving credit facility	(30,000)	—	—	—	(30,000)
Repayment of term loan	(174,536)	—	—	—	(174,536)
Deferred financing costs and other	(5)	—	—	—	(5)
Net cash (used in) provided by financing activities	(114,629)	4,880	353	(1,157)	(110,553)

Net change in cash and cash equivalents	24,182	1,411	—	—	25,593
Cash and equivalents, beginning of period	18,678	—	—	—	18,678
Cash and equivalents, end of period	$42,860	$1,411	$—	$—	$44,271

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

Overview

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of September 30, 2017, owned 96.6% of the total economic interest in PBF LLC. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 44.1% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 55.9% limited partner interest owned by public unitholders.

The Partnership includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, and storage assets, which include assets previously operated and owned by PBF Holding’s subsidiaries, DCR, TRC and PBF Holding’s previously held subsidiaries, DPC, TVPC, and PNGPC, which were acquired in the Acquisitions from PBF during 2014 through 2017.

2017 Business Developments

Senior Notes Offering

On October 6, 2017, we issued $175.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (the “new 2023 Notes”). The new 2023 Notes were issued under the indenture governing the 6.875% Senior Notes due 2023 issued on May 12, 2015 (the “initial 2023 Notes,” together with the new 2023 Notes, the “2023 Notes”). The new 2023 Notes are expected to be treated as a single series with the initial 2023 Notes and will have the same terms as those initial notes except that (i) the new 2023 Notes will be subject to a separate registration rights agreement and (ii) the new 2023 Notes will be issued initially under CUSIP numbers different from the initial 2023 Notes. We used the net proceeds of the new 2023 Notes to repay a portion of our existing Revolving Credit Facility (as defined below) and for general partnership purposes.

Expiration of Subordination Period

On June 1, 2017, the requirements under our partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, each of our 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of our outstanding units representing limited partner interests. Refer to Notes 6 “Equity” and 8 “Net Income per Unit” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

Toledo Terminal Acquisition

On April 17, 2017, our wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), acquired the Toledo, Ohio refined products terminal assets (the “Toledo Terminal”) from Sunoco Logistics Partners L.P. for an aggregate purchase price of $10.0 million plus working capital (the “Toledo Terminal Acquisition”). The Toledo Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo Refinery. The Toledo Terminal is comprised of a ten-bay truck rack and over 110,000 barrels of chemicals, clean product and additive storage capacity.

PNGPC Acquisition

On February 28, 2017, we closed the transaction contemplated by the contribution agreement (the “PNGPC Contribution Agreement”) entered into with PBF LLC dated as of February 15, 2017. Pursuant to the PNGPC Contribution Agreement, our wholly-owned subsidiary, PBFX Operating Company LLC (“PBFX Op Co”), acquired from PBF LLC all of the issued and outstanding limited liability company interests of PNGPC (the “PNGPC Acquisition”). PNGPC owns and operates an existing interstate natural gas pipeline (the “Paulsboro Natural Gas Pipeline”) and is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). In connection with the PNGPC Acquisition, we constructed a new 24” pipeline (the “New Pipeline”) to replace the existing pipeline, which commenced services in August 2017. In consideration for the PNGPC limited liability company interests, we delivered to PBF LLC (i) an $11.6 million intercompany promissory note in favor of Paulsboro Refining Company LLC (“PRC”), a wholly owned subsidiary of PBF Holding (the “Affiliate Note Payable”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the New Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline. This acquisition is accounted for as a transfer of assets between entities under common control under U.S. generally accepted accounting principles (“GAAP”). Refer to Note 2 “Acquisitions” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for further discussion regarding the PNGPC Acquisition.

Chalmette Storage Agreement

On February 15, 2017, PBF Holding and PBFX Op Co entered into a ten-year storage services agreement (the “Chalmette Storage Agreement”) under which we, through PBFX Op Co, will provide storage services to PBF Holding commencing upon the earlier of November 1, 2017 or the completion of construction of a new tank, which is expected to be completed in November 2017, with a shell capacity of 625,000 barrels at PBF Holding’s Chalmette Refinery. PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”) have entered into a twenty-year lease for the premises upon which the tank will be located (the “Lease”) and a project management agreement (the “Project Management Agreement”) pursuant to which Chalmette Refining has managed the construction of the tank. The Chalmette Storage Agreement can be extended by PBF Holding for two additional five-year periods. Under the Chalmette Storage Agreement, PBFX will provide PBF Holding with storage services in return for storage fees. The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tank and PBF Holding will pay a monthly fee of $0.60 per barrel of shell capacity. The Lease can be extended by PBFX Op Co for two additional ten-year periods.

Principles of Combination and Consolidation and Basis of Presentation

Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support, with the exception of third-party revenue generated by Delaware City Products Pipeline (as defined below) prior to August 2013. Upon closing of the Offering and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries. In connection with the Offering, PBF LLC contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to us. The assets consisted of a double loop track with ancillary pumping and unloading equipment (the “DCR Rail Terminal”), and crude unloading lease automatic custody transfer (“LACT”) units (the “Toledo Truck Terminal”). Subsequent to the Offering, we acquired from PBF LLC a heavy crude oil rail unloading facility at the Delaware City Refinery (the “DCR West Rack”), a tank farm and related facilities, which included a propane storage and loading facility (the “Toledo Storage Facility”), an interstate petroleum products pipeline (the “Delaware City Products Pipeline”) and truck loading rack (the “Delaware City Truck Rack”) which are collectively referred to as the “Delaware City Products Pipeline and Truck Rack,” the 189-mile San Joaquin Valley pipeline system which consists of the M55, M1 and M70 crude pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), and the Paulsboro Natural Gas Pipeline. These transactions are collectively referred to as the “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility, the Delaware City Products Pipeline and Truck Rack, the Torrance Valley Pipeline and the Paulsboro Natural Gas Pipeline are collectively referred to as the “Contributed Assets.”

The condensed consolidated financial statements presented in this Form 10-Q include our consolidated financial results as of and for the period ending September 30, 2017. We have retrospectively adjusted our financial information contained herein to include the historical results of PNGPC prior to the PNGPC Acquisition.

Agreements with PBF Energy

Commercial Agreements

We currently derive the majority of our revenue from long-term, fee-based, minimum volume commitment (“MVC”) agreements with PBF Holding, supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. We believe the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements (as defined in the table below) with PBF Holding include:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 barrels per day (“bpd”)	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling (continued)
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd	PBFX or PBF Holding can declare
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements	5/1/2016	Various (f)	Evergreen	15,000 bpd (e)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (f)	Evergreen	350,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (b)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Toledo Terminal Services Agreement (g)	5/1/2016	1 year	Evergreen	N/A
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility	12/12/2014	10 years	2 x 5	3,849,271 barrels (c)	PBFX or PBF Holding can declare
Chalmette Storage Agreement (d)	See note (d)	10 years	2 x 5	625,000 barrels
____________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)	In August 2017, the New Pipeline commenced service. Concurrent with the commencement of operations, a new service agreement was entered into between PNGPC and PRC regarding the New Pipeline.

(c)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to effective operating capacity of each tank which can be impacted by routine tank maintenance and other factors.

(d)
The Chalmette Storage Agreement was entered into on February 15, 2017 but commences at the earlier of November 1, 2017 or the completion of the Chalmette Storage Tank, which is currently expected to be completed in November 2017.

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

Other Agreements
In addition to the commercial agreements described above, at the closing of the Offering, we entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF (as amended, the “Omnibus Agreement”). The Omnibus Agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. The annual fee was increased to $6.9 million per year effective as of January 1, 2017.

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

Revenues reported by us prior to the acquisitions of TVPC and PNGPC did not include commercial contracts associated with the Torrance Valley Pipeline or the Paulsboro Natural Gas Pipeline. Concurrent with commencement of operations of the New Pipeline in August 2017, a new service agreement was entered into between PNGPC and PRC in regards to the New Pipeline.

Financing. Historically, we have financed our operations through proceeds generated by equity offerings, internally generated cash flows, and borrowings under our five-year $360.0 million revolving credit facility (“Revolving Credit Facility”) to satisfy capital expenditure requirements. In connection with the purchase of the East Coast Terminals, we borrowed an additional $98.5 million under our Revolving Credit Facility, which was used to repay $98.3 million of our three-year $300.0 million term loan facility (“Term Loan”) in order to release

$98.3 million in marketable securities that had collateralized the Term Loan. In connection with the acquisition of TVPC, we borrowed an additional $76.2 million under our Revolving Credit Facility, which was used to repay $76.2 million of our Term Loan in order to release $76.2 million in marketable securities that had collateralized the Term Loan. The maximum amount of the Revolving Credit Facility was increased from $325.0 million to $360.0 million in May 2016. In connection with the PNGPC Acquisition, through our newly acquired subsidiary, PNGPC, we entered into the $11.6 million Affiliate Note Payable with PRC, a wholly owned subsidiary of PBF Holding. During March 2017, we fully repaid the remaining outstanding balance of the Term Loan.

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

Acquisition Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under our Omnibus Agreement with PBF GP, PBF LLC and PBF Holding, subject to certain exceptions, we have a right of first offer on certain logistics assets owned by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Holding’s refineries related to our business in the event PBF Energy permanently shuts down the PBF Holding’s refineries. In addition, our commercial agreements provide us with the right to use certain assets at PBF Holding’s refineries in the event of a temporary shutdown. Furthermore, we may pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise, and identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution. These acquisitions could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our

Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

Third-Party Business. As of September 30, 2017, PBF Holding accounts for the substantial majority of our revenues and we continue to expect the majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its minimum volume commitments. If we are unable to increase throughput volumes, future growth may be limited.

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

Combined Overview. The following tables summarize our results of operations and financial data for the three and nine months ended September 30, 2017 and 2016. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016*	2017	2016*
	(In thousands)
Revenue:
Affiliate	$62,359	$43,842	$176,916	$118,356
Third-Party	3,135	4,591	11,384	7,285
Total revenue	65,494	48,433	188,300	125,641

Costs and expenses:
Operating and maintenance expenses	15,930	12,903	47,203	26,885
General and administrative expenses	3,534	4,420	12,947	13,896
Depreciation and amortization	5,610	5,347	16,672	9,543
Total costs and expenses	25,074	22,670	76,822	50,324

Income from operations	40,420	25,763	111,478	75,317

Other expense:
Interest expense, net	(7,416)	(7,280)	(22,493)	(21,298)
Amortization of loan fees	(332)	(416)	(1,125)	(1,261)
Net income	32,672	18,067	87,860	52,758
Less: Net loss attributable to Predecessor	—	(4,428)	(150)	(5,085)
Less: Net income attributable to noncontrolling interest	3,799	1,621	11,218	1,621
Net income attributable to the partners	28,873	20,874	76,792	56,222
Less: Net income attributable to the IDR holder	2,526	1,125	6,319	2,765
Net income attributable to PBF Logistics LP unitholders	$26,347	$19,749	$70,473	$53,457

Other Data:
EBITDA attributable to PBFX	$40,873	$31,482	$112,894	$85,475
Distributable cash flow	32,169	25,073	91,242	66,558
Capital expenditures, including acquisitions	15,056	4,603	71,441	106,416

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016*	2017	2016*
	(In thousands)
Net income	$32,672	$18,067	$87,860	$52,758
Interest expense, net	7,416	7,280	22,493	21,298
Amortization of loan fees	332	416	1,125	1,261
Depreciation and amortization	5,610	5,347	16,672	9,543
EBITDA	46,030	31,110	128,150	84,860
Less: Predecessor EBITDA	—	(2,439)	(40)	(2,682)
Less: Noncontrolling interest EBITDA	5,157	2,067	15,296	2,067
EBITDA attributable to PBFX	40,873	31,482	112,894	85,475
Non-cash unit-based compensation expense	807	963	4,515	3,673
Cash interest	(8,006)	(7,280)	(23,622)	(21,298)
Maintenance capital expenditures	(1,505)	(92)	(2,545)	(1,292)
Distributable cash flow	$32,169	$25,073	$91,242	$66,558

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016*	2017	2016*
	(In thousands)
Net cash provided by operating activities:	$30,312	$25,686	$120,965	$68,285
Change in operating assets and liabilities	9,109	(893)	(10,793)	(1,050)
Interest expense, net	7,416	7,280	22,493	21,298
Non-cash unit-based compensation expense	(807)	(963)	(4,515)	(3,673)
EBITDA	46,030	31,110	128,150	84,860
Less: Predecessor EBITDA	—	(2,439)	(40)	(2,682)
Less: Noncontrolling interest EBITDA	5,157	2,067	15,296	2,067
EBITDA attributable to PBFX	40,873	31,482	112,894	85,475
Non-cash unit-based compensation expense	807	963	4,515	3,673
Cash interest	(8,006)	(7,280)	(23,622)	(21,298)
Maintenance capital expenditures	(1,505)	(92)	(2,545)	(1,292)
Distributable cash flow	$32,169	$25,073	$91,242	$66,558

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA for informational purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016*	2017	2016*
	(In thousands)
Net income attributable to noncontrolling interest	$3,799	$1,621	$11,218	$1,621
Depreciation and amortization related to noncontrolling interest (*)	1,358	446	4,078	446
Noncontrolling interest EBITDA	$5,157	$2,067	$15,296	$2,067

* Represents 50% of depreciation and amortization for TVPC for the three and nine months ended September 30, 2017 and 2016.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Summary. Our net income for the three months ended September 30, 2017 increased approximately $14.6 million to $32.7 million from $18.1 million for the three months ended September 30, 2016. The increase in net income was primarily due to the following:

•
an increase in total revenues of approximately $17.1 million, or 35.2%, primarily attributable to a new service agreement entered into between PNGPC and PRC upon the commencement of the New Pipeline in August 2017, the Toledo Terminal operations, increased throughput at the East Coast Terminals and commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016;

•
a decrease in general and administrative expenses of approximately $0.9 million, or 20.0%, as a result of lower acquisition related costs and lower unit-based compensation expense, partially offset by higher fees associated with the Omnibus Agreement;

partially offset by the following:

•
an increase in operating and maintenance expenses of approximately $3.0 million, or 23.5%, as a result of increased operating and maintenance expense for the Torrance Valley Pipeline and the East Coast Terminals and expenses related to the Toledo Terminal subsequent to our acquisition, partially offset by decreases in outside services and maintenance and materials expenses mainly due to lower throughput at our other assets and timing of maintenance activities;

•
an increase in depreciation and amortization expenses of approximately $0.3 million, or 4.9%, as a result of the additions to property, plant and equipment related to the the Torrance Valley Pipeline and the Paulsboro Natural Gas Pipeline; and

•	an increase in interest expense, net of approximately $0.1 million, or 1.9%, attributable to the interest costs associated with the Affiliate Note Payable.

EBITDA attributable to PBFX for the three months ended September 30, 2017 increased approximately $9.4 million to $40.9 million from $31.5 million for the three months ended September 30, 2016 due to the factors noted above, excluding the impact of depreciation and interest, and the noncontrolling interest.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Summary. Our net income for the nine months ended September 30, 2017 increased approximately $35.1 million to $87.9 million from $52.8 million for the nine months ended September 30, 2016. The increase in net income was primarily due to the following:

•
an increase in total revenues of approximately $62.7 million, or 49.9%, primarily attributable to a new service agreement entered into between PNGPC and PRC upon the commencement of the New Pipeline in August 2017, the Toledo Terminal operations, the East Coast Terminals operations and commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016;

•
a decrease in general and administrative expenses of approximately $0.9 million, or 6.8%, as a result of lower acquisition related costs, partially offset by higher unit-based compensation expense and higher fees associated with the Omnibus Agreement;

partially offset by the following:

•
an increase in operating and maintenance expenses of approximately $20.3 million, or 75.6%, as a result of increased operating and maintenance expense for the Torrance Valley Pipeline and the East Coast Terminals and expenses related to the Toledo Terminal subsequent to our acquisition, partially offset by decreases in outside services and maintenance and materials expenses mainly due to lower throughput at our other assets and timing of maintenance activities;

•
an increase in depreciation and amortization expenses of approximately $7.1 million, or 74.7%, as a result of the additions to property, plant and equipment related to the East Coast Terminals, the Torrance Valley Pipeline and the Paulsboro Natural Gas Pipeline; and

•
an increase in interest expense, net of approximately $1.2 million, or 5.6%, attributable to the interest costs associated with the Affiliate Note Payable and higher borrowings under our Revolving Credit Facility.

EBITDA attributable to PBFX for the nine months ended September 30, 2017 increased approximately $27.4 million to $112.9 million from $85.5 million for the nine months ended September 30, 2016 due to the factors noted above, excluding the impact of depreciation and interest, and the noncontrolling interest.

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

Transportation and Terminaling Segment

The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016*	2017	2016*
	(In thousands)
Revenue:
Affiliate	$56,772	$38,360	$160,065	$102,030
Third-Party	3,135	4,591	11,384	7,285
Total revenue	59,907	42,951	171,449	109,315

Costs and expenses:
Operating and maintenance expenses	13,862	10,351	41,669	20,139
Depreciation and amortization	4,989	4,752	14,830	7,713
Total costs and expenses	18,851	15,103	56,499	27,852
Transportation and Terminaling Segment Operating Income	$41,056	$27,848	$114,950	$81,463

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd) (1)	196,985	154,466	202,896	158,789
Lease tank capacity (average lease capacity barrels per month)	1,922,453	2,036,599	2,141,027	2,045,556
Pipelines
Total throughput (bpd) (1)	137,262	130,063	134,951	128,434
Lease tank capacity (average lease capacity barrels per month)	1,273,634	1,475,619	1,132,124	1,475,619

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue. Revenue increased approximately $17.0 million, or 39.5%, to $59.9 million for the three months ended September 30, 2017 compared to $43.0 million for the three months ended September 30, 2016. The increase in revenue was primarily attributable to the effects of a new service agreement entered into between PNGPC and PRC upon the commencement of the New Pipeline in August 2017, the Toledo Terminal operation acquired through the Toledo Terminal Acquisition, increased throughput at the East Coast Terminals and commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016. Prior to the acquisition of the Torrance Valley Pipeline, those assets were a part of the integrated operations of PBF Energy and the operation of those assets did not generate third-party or inter-entity revenue. Following the closing of the TVPC Acquisition, revenues were generated from commercial agreements with PBF Energy. Additionally, subsequent to the closing of the Plains Asset Purchase and Toledo Terminal Acquisition, we have begun to generate third-party revenue related to the East Coast Terminals as well as incremental affiliate revenue.

Operating and maintenance expenses. Operating and maintenance expenses increased approximately $3.5 million, or 33.9%, to $13.9 million for the three months ended September 30, 2017 compared to $10.4 million for the three months ended September 30, 2016. The increase in operating and maintenance expenses was primarily attributable to the increased expenses for the Torrance Valley Pipeline and the East Coast Terminals and expenses related to the Toledo Terminal subsequent to our acquisition, partially offset by a decrease in outside services costs mainly due to lower throughput across our other assets.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.2 million, or 5.0%, to $5.0 million for the three months ended September 30, 2017 compared to $4.8 million for the three months ended September 30, 2016. The increase in depreciation and amortization expense was primarily attributable to the New Pipeline commencing operations in the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenue. Revenue increased approximately $62.1 million, or 56.8%, to $171.4 million for the nine months ended September 30, 2017 compared to $109.3 million for the nine months ended September 30, 2016. The increase in revenue was primarily attributable to the effects of a new service agreement entered into between PNGPC and PRC upon the commencement of the New Pipeline in August 2017, the Toledo Terminal operation acquired through the Toledo Terminal Acquisition, the East Coast Terminals operation acquired in connection with the Plains Asset Purchase and commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016. Prior to the acquisition of the Torrance Valley Pipeline, those assets were a part of the integrated operations of PBF Energy and the operation of those assets did not generate third-party or inter-entity revenue. Following the closing of the TVPC Acquisition, revenues were generated from commercial agreements with PBF Energy. Additionally, subsequent to the closing of the Plains Asset Purchase and the Toledo Terminal Acquisition, we have begun to generate third-party revenue related to the East Coast Terminals as well as incremental affiliate revenue.

Operating and maintenance expenses. Operating and maintenance expenses increased approximately $21.5 million, or 106.9%, to $41.7 million for the nine months ended September 30, 2017 compared to $20.1 million for the nine months ended September 30, 2016. The increase in operating and maintenance expenses was primarily attributable to the increased expenses for the Torrance Valley Pipeline and the East Coast Terminals and expenses related to the Toledo Terminal subsequent to our acquisition, partially offset by a decrease in outside services costs mainly due to lower throughput across our other assets.

Depreciation and amortization. Depreciation and amortization expense increased approximately $7.1 million, or 92.3%, to $14.8 million for the nine months ended September 30, 2017 compared to $7.7 million for the nine months ended September 30, 2016. The increase in depreciation and amortization expense was primarily attributable to increased depreciation and amortization expense of $1.7 million associated with the East Coast

Terminals acquired in April 2016, $5.5 million associated with the Torrance Valley Pipeline acquired in August 2016 and $0.3 million associated with the Paulsboro Natural Gas Pipeline, partially offset by decreased depreciation and amortization expense of $0.4 million in aggregate across our other assets.

Storage Segment

The following table and discussion is an explanation of our results of operations of the Storage segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Affiliate	$5,587	$5,482	$16,851	$16,326
Third-Party	—	—	—	—
Total revenue	5,587	5,482	16,851	16,326

Costs and expenses:
Operating and maintenance expenses	2,068	2,552	5,534	6,746
Depreciation and amortization	621	595	1,842	1,830
Total costs and expenses	2,689	3,147	7,376	8,576
Storage Segment Operating Income	$2,898	$2,335	$9,475	$7,750

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month) (1)	3,709,693	3,654,916	3,729,789	3,628,037

(1) Storage capacity is based on tanks in service and average shell capacity available during the period.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue. Revenue increased approximately $0.1 million, or 1.9%, to $5.6 million for the three months ended September 30, 2017 compared to $5.5 million for the three months ended September 30, 2016. The increase in revenue was primarily attributable to higher available storage capacity at the Toledo Storage Facility.

Operating and maintenance expenses. Operating and maintenance expenses decreased approximately $0.5 million, or 19.0%, to $2.1 million for the three months ended September 30, 2017 compared to $2.6 million for the three months ended September 30, 2016. The decrease in operating and maintenance expenses was primarily attributable to lower maintenance activity.

Depreciation and amortization. Depreciation and amortization expense remained relatively consistent at approximately $0.6 million for both the three months ended September 30, 2017 and 2016.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenue. Revenue increased approximately $0.5 million, or 3.2%, to $16.9 million for the nine months ended September 30, 2017 compared to $16.3 million for the nine months ended September 30, 2016. The increase in revenue was primarily attributable to higher available storage capacity at the Toledo Storage Facility.

Operating and maintenance expenses. Operating and maintenance expenses decreased approximately $1.2 million, or 18.0%, to $5.5 million for the nine months ended September 30, 2017 compared to $6.7 million for the nine months ended September 30, 2016. The decrease in operating and maintenance expenses was primarily attributable to lower maintenance activity.

Depreciation and amortization. Depreciation and amortization expense remained relatively consistent at approximately $1.8 million for both the nine months ended September 30, 2017 and 2016.

Liquidity and Capital Resources

We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement by PBF Energy for certain capital expenditures, borrowings under our Revolving Credit Facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and minimum quarterly cash distributions.

We have paid, and intend to continue to pay, a quarterly distribution of at least $0.30 per unit per quarter, which equates to approximately $12.8 million per quarter, or approximately $51.2 million per year, based on the current number of common units and associated IDRs outstanding. We do not have a legal obligation to pay this distribution.

During the nine months ended September 30, 2017, we made distribution payments as follows (in thousands except per unit data):

Related Earnings Period:	Q4 2016	Q1 2017	Q2 2017
Distribution date	March 13, 2017	May 31, 2017	August 31, 2017
Record date	February 27, 2017	May 16, 2017	August 15, 2017
Per unit	$0.45	$0.46	$0.47
Public	$10,487	$10,760	$11,014
PBF LLC	9,572	10,178	10,783
Total distribution	$20,059	$20,938	$21,797

Expiration of Subordination Period

On June 1, 2017, each of our 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. Refer to Notes 6 “Equity” and 8 “Net Income per Unit” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The maximum amount of the Revolving Credit Facility was increased from $325.0 million to $360.0 million in May 2016. The Partnership has the ability to further increase the maximum amount of the Revolving Credit Facility by an additional $240.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. See Note 4 “Debt” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for further information regarding the Revolving Credit Facility and the Term Loan. We are in compliance with our covenants under the Revolving Credit Facility as of September 30, 2017. During March 2017, we fully repaid our Term Loan.

On May 12, 2015, we completed the offering of the initial 2023 Notes. We pay interest on the initial 2023 Notes semi-annually on May 15 and November 15 with our first interest payment taking place on November 15, 2015. The initial 2023 Notes mature on May 15, 2023. On October 6, 2017, we issued $175.0 million in aggregate principal amount of the new 2023 Notes. The new 2023 Notes were issued under the indenture governing the initial 2023 Notes.

The initial 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of September 30, 2017, we are in compliance with all covenants under the initial 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016*
	(In thousands)
Net cash provided by operating activities	$120,965	$68,285
Net cash (used in) provided by investing activities	(31,417)	67,861
Net cash used in financing activities	(114,349)	(110,553)
Net change in cash and cash equivalents	$(24,801)	$25,593

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

Cash Flows from Operating Activities

Net cash provided by operating activities increased approximately $52.7 million to $121.0 million for the nine months ended September 30, 2017 compared to $68.3 million for the nine months ended September 30, 2016. The increase in net cash provided by operating activities was primarily the result of net income and non-cash charges relating to depreciation and amortization, amortization of deferred financing fees and unit-based compensation of approximately $110.2 million for the nine months ended September 30, 2017, compared to approximately $67.2 million for the nine months ended September 30, 2016 and a net increase in the net changes in operating assets and liabilities of approximately $9.7 million primarily driven by the timing of collection of accounts receivables and liability payments.

Cash Flows from Investing Activities

Net cash used in investing activities changed by approximately $99.3 million to $31.4 million for the nine months ended September 30, 2017 compared to net cash provided by investing activities of $67.9 million for the nine months ended September 30, 2016. The change in net cash used in investing activities was primarily due to the Toledo Terminal Acquisition for $10.1 million, an increase in capital expenditures of approximately $53.3 million and a decrease in net sales and maturities of marketable securities of approximately $134.3 million, partially offset by the Plains Asset Purchase for $98.4 million in April 2016.

Cash Flows from Financing Activities

Net cash used in financing activities increased approximately $3.8 million to $114.3 million for the nine months ended September 30, 2017 compared to $110.6 million for the nine months ended September 30, 2016.

The cash outflows for the nine months ended September 30, 2017 were primarily driven by distributions to unitholders of $62.8 million, repayment of our Term Loan of $39.7 million, and distributions to TVPC members of $17.3 million, partially offset by a contribution from the Partnership’s parent of $5.5 million related to the 2017 pre-acquisition activities of PNGPC. Net cash used in financing activities for the nine months ended September 30, 2016 consisted of distributions to PBF LLC related to Acquisitions from PBF of $175.0 million, repayment of our Term Loan of $174.5 million and distributions to unitholders of $48.0 million, partially offset by net borrowings under our Revolving Credit Facility of $144.7 million, net proceeds from the issuance of commons units of $138.3 million and a contribution from the Partnership’s parent of $4.1 million related to the pre-acquisition activities of PNGPC.

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

Capital expenditures for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016*
	(In thousands)
Expansion	$68,896	$105,124
Maintenance	2,545	1,292
Total capital expenditures	$71,441	$106,416

* Prior-period financial information has been retrospectively adjusted for the PNGPC Acquisition.

We currently expect to spend an aggregate of between approximately $110.0 million and $120.0 million during 2017 for capital expenditures, inclusive of capital expenditures related to the Paulsboro Natural Gas Pipeline, the Chalmette Storage Tank and the Toledo Terminal Acquisition, of which between approximately $5.0 million and $10.0 million relate to maintenance capital expenditures. We anticipate the forecasted capital expenditures will be funded primarily with cash from operations and through the liquidation of marketable securities during the year.

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

Contractual Obligations

With the exception of the debt activity in connection with the PNGPC Acquisition, repayment of our Term Loan and the issuance of the new 2023 Notes (and subsequent pay down of the Revolving Credit Facility), there have been no significant changes in our debt obligations since those reported in our 2016 Form 10-K. Refer to Note 4 “Debt” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our debt obligations.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities, other than outstanding letters of credit in the amount of approximately $3.6 million and operating leases.

Environmental and Other Matters

Environmental Regulation

Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not necessarily affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the development of additional facilities or equipment. Furthermore, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.

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

As of September 30, 2017, we have recorded a total liability related to environmental remediation costs of approximately $2.1 million related to the Plains Asset Purchase and the TVPC Acquisition. Refer to Note 9 “Commitments and Contingencies” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, within our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three months ended September 30, 2017, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances, or settle through cash payments.

Debt that we incur under our Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At September 30, 2017, we had $189.2 million outstanding in variable interest debt under this facility. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $2.9 million change in our interest expense, assuming we were to borrow all $360.0 million available under our Revolving Credit Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

PBFX maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of PBFX’s management, including PBFX’s principal executive officer and the principal financial officer, PBFX has evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on that evaluation, PBFX’s principal executive officer and the principal financial officer have concluded that PBFX’s disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in PBFX’s internal controls over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Firm Transportation Service Agreement dated as of August 3, 2017, by and between Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	November 2, 2017		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Firm Transportation Service Agreement dated as of August 3, 2017, by and between Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
* Filed herewith.
** Furnished, not filed.