Form 10-K
period 2017-12-31
PBF Logistics LP
filed 2018-02-23
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2017, the aggregate market value of common units held by non-affiliates of the registrant was approximately $450.1 million based upon the closing price of such units on the New York Stock Exchange on such date. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant had 41,900,708 common units outstanding at February 20, 2018.
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

Glossary of selected terms

Unless otherwise noted or indicated by context, the following terms used in this Form 10-K have the following meanings:

“API” refers to the American Petroleum Institute.
“ASU” refers to Accounting Standards Update issued by the Financial Accounting Standards Board.
“barrel” refers to a common unit of measure in the oil industry, which equates to 42 gallons.
“bpd” refers to an abbreviation for barrels per day.
“CAA” refers to the Clean Air Act.
“CPI-U” refers to the U.S. Consumer Price Index for All Urban Consumers.
“CZA” refers to the Delaware Coastal Zone Act.
“Dated Brent” refers to Brent blend oil (a light, sweet North Sea crude oil, characterized by an API gravity of 38° and a sulfur content of approximately 0.4 weight percent) that is used as a benchmark for other crude oils.

“distillates” refers primarily to diesel, heating oil, kerosene and jet fuel.
“DNREC” refers to the Delaware Department of Natural Resources and Environmental Control.
“DOT” refers to the United States Department of Transportation.
“dth/d” refers to an abbreviation for dekatherms per day.
“EPA” refers to the United States Environmental Protection Agency.
“Ethanol Permit” refers to a Coastal Zone Act permit for ethanol.
“ethanol” refers to a clear, colorless, flammable oxygenated liquid. Ethanol is typically produced chemically from ethylene or biologically from fermentation of various sugars from carbohydrates found in agricultural crops. It is used in the U.S. as a gasoline octane enhancer and oxygenate.

“FASB” refers to the Financial Accounting Standards Board which develops U.S. generally accepted accounting principles.
“FERC” refers to the Federal Energy Regulation Commission.
“FRA” refers to the Federal Railroad Administration.
“GAAP” refers to the U.S. generally accepted accounting principles developed by the Financial Accounting Standards Board for nongovernmental entities.
“GHG” refers to the greenhouse gas carbon dioxide.
“IDRs” refers to incentive distribution rights.
“IOW” refers to the Independent Oil Workers union.
“LACT units” refers to an abbreviation for lease automatic custody transfer units.
“LPG” refers to liquefied petroleum gas.
“MLP” refers to master limited partnership.
“MVCs” refers to minimum volume commitments on certain commercial contracts.
“NOV” refers to a Notice of Violation.
“NYSE” refers to the New York Stock Exchange.
“OPEC” refers to the Organization of Petroleum Exporting Countries.
“OSHA” refers to the Occupational Safety and Health Administration.
“PPI” refers to the U.S. Producer Price Index.
“refined products” refers to petroleum products, such as gasoline, diesel and jet fuel, that are produced by a refinery.
“Savage” refers to the Savage Services Corporation.
“SEC” refers to the U.S. Securities and Exchange Commission.
“throughput” refers to the volume processed through a unit or refinery.
“USW” refers to the United Steel Workers union.
“WCS” refers to Western Canadian Select, a heavy, sour crude oil blend typically characterized by API gravity between 20° and 22° and a sulfur content of approximately 3.5 weight percent that is used as a benchmark for heavy Western Canadian crude oil.

“WTI” refers to West Texas Intermediate crude oil, a light, sweet crude oil, typically characterized by API gravity between 38° and 40° and a sulfur content of approximately 0.3 weight percent that is used as a benchmark for other crude oils.

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

Available Information

Our website address is www.pbflogistics.com. Information contained on our website is not part of this Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with (or furnished to) the SEC by us are available on our website (under “SEC Filings” in the “Financial Information” section) free of charge, soon after we file or furnish such material. Also available on our website (in the “Governance” section), we post our corporate governance guidelines, code of business conduct and ethics, and the charters of the committees of the board of directors of our general partner. These documents are available free of charge in print to any unitholder that makes a written request to the Secretary, PBF Logistics LP, One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

Overview

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy Inc. and its indirect subsidiary, PBF Logistics GP LLC (“PBF GP”), our general partner, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. is the sole managing member of PBF LLC and as of December 31, 2017 owned 96.7% of the total economic interest in PBF LLC. We refer you to “Organizational Structure” below for an illustration of our relationship with PBF Energy Inc. Unless the context otherwise requires, references in this report to “PBF Energy” refer collectively to PBF Energy Inc. and its subsidiaries, other than PBFX and its subsidiaries, and our general partner. On May 14, 2014, PBFX completed its initial public offering of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters’ over-allotment option) (the “Offering”). PBFX’s common units trade on the NYSE under the symbol “PBFX.” As of December 31, 2017, PBF LLC held a 44.1% limited partner interest in PBFX, a non-economic general partner interest and owns all of PBFX’s IDRs, with the remaining 55.9% limited partner interest held by public unitholders.

The Partnership includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline and storage assets, which include assets previously operated and owned by subsidiaries of PBF Holding Company LLC (“PBF Holding”), Delaware City Refining Company LLC (“DCR”), Toledo Refining Company LLC (“TRC”) and PBF Holding’s previously held subsidiaries, Delaware Pipeline Company LLC (“DPC”), Torrance Valley Pipeline Company LLC (“TVPC”) and Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”), which were acquired in a series of transactions with PBF LLC. The Partnership, through its wholly-owned subsidiary, PBFX Operating Company LLC (“PBFX Op Co”), owns a 50% equity interest in TVPC, with the remaining 50% equity interest in TVPC owned by TVP Holding Company LLC (“TVP Holding”), a subsidiary of PBF Holding.

2017 Business Developments

Senior Notes Offering

On October 6, 2017, we issued $175.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (the “new 2023 Notes”). The new 2023 Notes were issued under the indenture governing the 6.875% Senior Notes due 2023 issued on May 12, 2015 (the “initial 2023 Notes,” together with the new 2023 Notes, the “2023 Notes”). The new 2023 Notes were issued at 102% of face value with an effective rate of 6.442%. The new 2023 Notes are expected to be treated as a single series with the initial 2023 Notes and will have the same terms as those initial notes except that (i) the new 2023 Notes are subject to a separate registration rights agreement and (ii) the new 2023 Notes will be issued initially under CUSIP numbers different from the initial 2023 Notes. We used the net proceeds from the offering of the new 2023 Notes to repay a portion of our five-year $360.0 million revolving credit facility (“Revolving Credit Facility”) and for general partnership purposes.

Expiration of Subordination Period

On June 1, 2017, the requirements under our partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, each of our 15,886,553 outstanding subordinated units converted on a one-for-one basis into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of our outstanding units representing limited partner interests. Refer to Notes 7 “Equity” and 9 “Net Income per Unit” in our Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Toledo Products Terminal Acquisition

On April 17, 2017, our wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), acquired the Toledo, Ohio refined products terminal assets (the “Toledo Products Terminal”) from Sunoco Logistics Partners L.P. for an aggregate purchase price of $10.0 million plus working capital (the “Toledo Products Terminal Acquisition”). The Toledo Products Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo Refinery. The Toledo Products Terminal is comprised of a ten-bay truck rack and over 110,000 barrels of chemicals, clean product and additive storage capacity.

PNGPC Acquisition

On February 28, 2017, we closed the transaction contemplated by the contribution agreement entered into with PBF LLC dated as of February 15, 2017 (the “PNGPC Contribution Agreement”). Pursuant to the PNGPC Contribution Agreement, our wholly-owned subsidiary, PBFX Op Co, acquired from PBF LLC all of the issued and outstanding limited liability company interests of PNGPC (the “PNGPC Acquisition”). PNGPC owns and operates an existing interstate natural gas pipeline, which is subject to regulation by the FERC, and in connection with the PNGPC Acquisition, we constructed a new 24” pipeline to replace the existing pipeline, which commenced services in August 2017 (the “Paulsboro Natural Gas Pipeline”). In consideration for the PNGPC limited liability company interests, we delivered to PBF LLC (i) an $11.6 million intercompany promissory note in favor of Paulsboro Refining Company LLC (“PRC”), a wholly-owned subsidiary of PBF Holding (the “Affiliate Note Payable”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the Paulsboro Natural Gas Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline. This acquisition is accounted for as a transfer of assets between entities under common control under GAAP. Refer to Note 3 “Acquisitions” in our Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding the PNGPC Acquisition.

As a result of the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, we fully repaid the Affiliate Note Payable and related accrued interest.

Chalmette Storage Services Agreement

On February 15, 2017, PBF Holding and PBFX Op Co entered into a ten-year storage services agreement (the “Chalmette Storage Services Agreement”) under which we, through PBFX Op Co, began providing storage services to PBF Holding commencing on November 1, 2017 upon the completion of the construction of a new crude tank with a shell capacity of 625,000 barrels at PBF Holding’s Chalmette Refinery (the “Chalmette Storage Tank”). PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”) entered into a twenty-year lease for the premises upon which the tank is located (the “Lease”) and a project management agreement (the “Project Management Agreement”) pursuant to which Chalmette Refining managed the construction of the tank. The Lease can be extended by PBFX Op Co for two additional ten-year periods. Under the Chalmette Storage Services Agreement, PBFX provides PBF Holding with storage services in return for storage fees. The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tank and PBF Holding pays a monthly fee of $0.60 per barrel of shell capacity. The Chalmette Storage Services Agreement can be extended by PBF Holding for two additional five-year periods.

Principles of Combination and Consolidation and Basis of Presentation

The financial statements presented in “Item 6. Selected Financial Data” in this Form 10-K include the consolidated financial results of PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), for periods presented through May 13, 2014, and the consolidated financial results of PBFX for the period beginning May 14, 2014, the date of the Offering. The balance sheet as of December 31, 2017 and 2016 presents solely the consolidated financial position of PBFX. We recorded the Acquisitions from PBF (as defined below) at PBF Energy’s historical book value, as the Acquisitions from PBF were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of our Predecessor and PBFX contained herein to include the historical results of the DCR West Rack, Toledo Storage Facility, the DCR Products Pipeline and Truck Rack, the Torrance Valley Pipeline (all as defined below) and the Paulsboro Natural Gas Pipeline prior to the effective date of each transaction.

Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support, with the exception of the DCR Products Pipeline (as defined below). In connection with the closing of the Offering and each of the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the U.S. and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries.

Since we do not own any of the crude oil, refined products or natural gas that we handle nor engage in the trading of crude oil, refined products or natural gas, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customer’s operations. A substantial majority of our revenue is derived from PBF Energy under various long-term, fee-based commercial agreements that generally include MVCs.

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

Organizational Structure

The following simplified diagram depicts our organizational and ownership structure as of December 31, 2017:

Current and Former Management
Public stockholders
3.3% voting interest
96.7% voting and economic interest
3.3% economic non-voting interest in PBF LLC
PBF Energy Inc. ("PBF Energy") NYSE: PBF
100% management power in PBF LLC (Sole Managing Member) 96.7% economic interest in PBF LLC
PBF Energy Company LLC ("PBF LLC") Common Units Incentive Distribution Rights
PBF Logistics GP LLC (our general partner)
PBF Holding Company LLC ("PBF Holding")
Refining and Other Operating Subsidiaries
Non-economic general partner interest
44.1% limited partner interest
Public Unitholders Common Units
55.9% limited partner interest
PBF Logistics LP (the "Partnership" or "PBFX") NYSE: PBFX
PBFX Revolving Credit Facility
PBFX Senior Notes due 2023
PBF Logistics Finance Corporation - Co-Issuer of PBFX Senior Notes due 2023
Operating Subsidiaries - Guarantors of PBFX Revolving Credit Facility and PBFX Senior Notes due 2023

Assets and Operations

We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, our business consists of two operating segments: (i) our transportation and terminaling segment and (ii) our storage segment. Additional segment and financial information is contained in our segment results included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 “Segment Information” in our Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The following map details the locations of PBF Holding’s refineries and the location of our assets (each as previously defined, or as defined below):

The following table details the available throughput or storage capacity per asset:

Asset	Capacity	Products Handled
Transportation and Terminaling
DCR Rail Terminal (a)	130,000 bpd unloading capacity	Crude
Toledo Truck Terminal (a)	22,500 bpd unloading capacity	Crude
DCR West Rack (a)	40,000 bpd throughput capacity	Crude
Toledo Storage Facility - propane loading facility (a)	11,000 bpd throughput capacity	Propane
DCR Products Pipeline (a)	125,000 bpd pipeline capacity	Refined products
DCR Truck Rack (a)	76,000 bpd throughput capacity	Gasoline, distillates and LPGs
East Coast Terminals	various throughput capacity and approximately 4.2 million barrel aggregate shell capacity	Refined products
Torrance Valley Pipeline (a)	110,000 bpd pipeline capacity	Crude
Paulsboro Natural Gas Pipeline (a)	60,000 dth/d	Natural gas
Toledo Products Terminal	various throughput capacity and 110,000 barrel aggregate shell capacity	Refined products

Storage
Toledo Storage Facility (a)	approximately 3.9 million barrel aggregate shell capacity (a)	Crude, refined products and intermediates
Chalmette Storage Tank	625,000 barrel shell capacity	Crude
____________________

(a)	These assets are collectively referred to as the “Contributed Assets” or the “Acquisitions from PBF.”

(b)
Of the approximately 3.9 million barrel aggregate shell capacity, approximately 1.3 million barrels are dedicated to crude and approximately 2.6 million barrels are allocated to refined products and intermediates.

Transportation and Terminaling Segment

•
Our Delaware City Rail Unloading Terminal (“DCR Rail Terminal”) is a light crude oil rail unloading terminal and serves PBF Holding’s Delaware City and Paulsboro refineries. The DCR Rail Terminal has a double-loop track, which can hold up to two 100-car unit trains and is capable of unloading a single unit train in approximately 14 hours. The facility is connected to the Delaware City Refinery’s crude tank farm by DCR’s pipeline.

•
Our Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which serves PBF Holding’s Toledo Refinery, is comprised of six LACT units, and has capabilities to provide feedstock sourcing flexibility for the refinery.

•
Our Delaware City West Heavy Unloading Rack (the “DCR West Rack”) is a heavy crude oil unloading facility and serves PBF Holding’s Delaware City Refinery. The DCR West Rack consists of 25 heated unloading stations, is capable of handling 50 cars simultaneously located between two tracks and is equipped with steam and nitrogen to facilitate the unloading of heavy crude oil sourced from Canada. The facility can also unload light crude oil. Additionally, there are six other ladder tracks available, which provide the DCR West Rack with enough capacity to hold two 100-car unit trains. The facility is connected via DCR’s pipeline to the crude tank farm at the Delaware City Refinery.

•
Our terminaling facility at our tank farm and related facilities located at PBF Holding’s Toledo Refinery, including a propane storage and loading facility (the “Toledo Storage Facility”), consists of 27 propane storage bullets and a truck loading facility.

•
Our 23.4-mile, 16-inch interstate petroleum products pipeline (the “DCR Products Pipeline”) and our 15-lane truck loading rack (the “DCR Truck Rack”) utilized to distribute gasoline, distillates and LPGs, serve PBF Holding’s Delaware City Refinery and are collectively referred to as the “DCR Products Pipeline and Truck Rack.”

•
Our four refined product terminals located in and around Philadelphia, Pennsylvania (the “East Coast Terminals”) include 57 product tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, L.P., Sunoco Logistics Partners L.P. and other proprietary pipeline systems, 26 truck loading lanes and marine facilities capable of handling barges and ships.

•
Our 189-mile San Joaquin Valley pipeline system (the “Torrance Valley Pipeline”), which serves PBF Holding’s Torrance Refinery and consists of the M55, M1 and M70 pipeline systems, including 11 pipeline stations with storage capacity and truck unloading capability at two of the stations.

•	Our Paulsboro Natural Gas Pipeline, which is a 24” interstate natural gas pipeline that supports PBF Holding’s Paulsboro Refinery.

•	Our Toledo Products Terminal, which supports PBF Holding’s Toledo Refinery, is comprised of a ten-bay truck rack with chemicals, clean product and additive storage capacity.

Storage Segment

•	Our Toledo Storage Facility, which services PBF Holding’s Toledo Refinery, consists of 30 tanks for storing crude oil, refined products and intermediates.

•	Our Chalmette Storage Tank, which services PBF Holding’s Chalmette Refinery and was placed in service in November 2017.

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

Agreements with PBF Energy

Contribution Agreements

The contribution agreements (as defined in the table below and collectively referred to as the “Contribution Agreements”) entered into with PBF Holding include:

Contribution Agreement	Contribution Date	Assets Contributed	Total Consideration
Contribution Agreement I	5/8/2014	IPO Assets (a)	74,053 common units and 15,886,553 subordinated units (b)
Contribution Agreement II	9/30/2014	DCR West Rack	$135.0 million in cash and $15.0 million, or 589,536, in common units
Contribution Agreement III	12/11/2014	Toledo Storage Facility	$135.0 million in cash and $15.0 million, or 620,935, in common units
Contribution Agreement IV	5/5/2015	DCR Products Pipeline and Truck Rack	$112.5 million in cash and $30.5 million, or 1,288,420, in common units
Contribution Agreement V	8/31/2016	Torrance Valley Pipeline	$175.0 million in cash
Contribution Agreement VI	2/15/2017	Paulsboro Natural Gas Pipeline	$11.6 million intercompany promissory note (c)
____________________

(a)	The DCR Rail Terminal and the Toledo Truck Terminal, together, are referred to as the “IPO Assets.”

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

(c)	As a result of the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, we fully repaid the Affiliate Note Payable and related accrued interest.

Commercial Agreements

We currently derive the majority of our revenue from long-term, fee-based, MVC agreements with PBF Holding, supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. We believe the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements (as defined in the table below) with PBF Holding include:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling (continued)
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd	PBFX or PBF Holding can declare
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements (b)	5/1/2016	Various (c)	Evergreen	15,000 bpd (d)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (c)	Evergreen	350,000 barrels (e)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (e)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (f)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility	12/12/2014	10 years	2 x 5	3,849,271 barrels (e)	PBFX or PBF Holding can declare
Chalmette Storage Services Agreement (g)	See note (h)	10 years	2 x 5	625,000 barrels (e)
____________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)	Subsequent to the Toledo Products Terminal Acquisition, the Toledo Products Terminal was added to the East Coast Terminals Terminaling Services Agreements.

(c)	The East Coast Terminals related party agreements include varying term lengths, ranging from one to five years.

(d)
The East Coast Terminals Terminaling Services Agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals’ Paulsboro, New Jersey location and PBF Holding’s Paulsboro Refinery, with a 15,000 bpd MVC.

(e)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors.

(f)
In August 2017, the Paulsboro Natural Gas Pipeline commenced service. Concurrent with the commencement of operations, a new services agreement was entered into between PNGPC and PRC regarding the Paulsboro Natural Gas Pipeline.

(g)	The Chalmette Storage Services Agreement was entered into on February 15, 2017 and commenced on November 1, 2017.

Omnibus Agreement

At the closing of the Offering, we entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF (as amended, the “Omnibus Agreement”) for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions, as well as (i) PBF LLC’s agreement not to compete with us under certain circumstances, subject to certain exceptions, (ii) our right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and (iii) a license to use the PBF Logistics trademark and name.

The annual fee was increased to $6.9 million effective as of January 1, 2017.

Services Agreement

In connection with the Offering, we entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for us to perform our obligations under our commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air.

On February 28, 2017, we entered into the Fifth Amended and Restated Operation and Management Services and Secondment Agreement (as amended, the “Services Agreement”) in connection with the PNGPC Acquisition resulting in an increase to the annual fee to $6.7 million. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service on 30-days’ notice.

Chalmette Lease and Project Management Agreement

In connection with the Chalmette Storage Services Agreement, PBFX Op Co and Chalmette Refining entered into the Lease and the Project Management Agreement, which expired upon the completion of the Chalmette Storage Tank. The Lease has a twenty-year term and can be extended by PBFX Op Co for two additional ten-year periods.

Properties

Our principal properties are described above in “Assets and Operations” under the captions “Transportation and Terminaling Segment” and “Storage Segment.” We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. Our corporate office is located in the same office as PBF Energy. PBF Energy leases approximately 58,000 square feet for its principal corporate offices in Parsippany, New Jersey. The lease for PBF Energy’s principal corporate offices expires in 2019. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.

Additionally, we lease approximately 5,000 square feet for our regional corporate office in The Woodlands, Texas. The lease for The Woodlands office expires in 2022. Functions performed in The Woodlands include pipeline control center operations and logistics operations, engineering and regulatory support functions.
Under the Contribution Agreements, PBF Energy, through certain of its subsidiaries, indemnifies us for certain environmental liabilities associated with the ownership and operation of the Contributed Assets arising at or before the closing of the Offering and the Acquisitions from PBF. See “Environmental Regulations, Environmental Liabilities” below for a more detailed discussion of PBF Energy’s indemnification obligations.

Competition

As a result of our contractual relationship with PBF Energy and our direct connection to all of its refineries, we believe that our terminals, pipelines and storage facilities will not face significant competition from other terminals, pipelines and storage facilities for PBF Energy’s transportation and storage requirements with respect to the services provided under our commercial agreements.

If PBF Energy reduces its purchases of crude oil shipped via rail or truck, PBF Energy may only receive the minimum volumes through our crude oil unloading terminals (or pay the shortfall payment if it does not receive the minimum volumes), which may cause a decrease in our revenues. PBF Energy may elect to ship crude oil to its refineries via pipeline or through its refinery marine facilities, which PBFX does not own, as an alternative mode of crude oil transportation. PBF Energy competes with integrated petroleum companies, which have their own crude oil storage, supplies and distribution and marketing systems, as well as with independent refiners, many of which also have their own storage, distribution and marketing systems. PBF Energy also competes with other suppliers that purchase refined petroleum products for resale. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in that area and by the availability of products and the cost of transportation to that area from distant refineries.

The East Coast Terminals compete with other terminal facilities, in terms of fees, and other qualitative factors, including those affiliated with integrated petroleum companies. Competition related to the East Coast Terminals is affected significantly by the volume of products produced, transported and available in the geographic area and the cost to transport products from distant locations.

Safety and Maintenance

We perform preventive and normal maintenance on all of our facilities and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets in accordance with good industry practices and as required by regulation.

Our terminal, pipeline and storage facilities have response plans, spill prevention and control plans, and other programs designed to effectively respond to emergencies. Our East Coast Terminals and Toledo Truck Terminal are protected with fire protection systems that are actuated either by sensors or an emergency switch. We continually strive to maintain compliance with applicable air, solid waste, and wastewater regulations.

Our pipelines are subject to strict safety laws and regulations for the transportation of crude oil and petroleum products. Transportation involves a risk that hazardous liquids may be released into the environment, which could cause harm to the public or the environment. The DOT has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of pipeline assets, which affect our pipelines. These regulations contain requirements for pipeline integrity management programs, which include the inspection, testing and maintenance or repairs of the pipelines. The DOT regulations also require pipeline operation and maintenance personnel to meet certain qualifications and that pipeline operators develop comprehensive spill response plans. We believe that we are in compliance with all of the DOT’s Pipeline and Hazardous Materials Safety Administration regulations on pipeline safety.

Employee Safety

We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state, and local government authorities and citizens. We believe that our operations are in compliance with OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

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

Terminal and Pipeline Control Operations

Our terminals, facilities and pipelines are generally automated, but continuously supervised by either our employees (including our employees located at The Woodlands office), PBF Energy employees or a third party with oversight by PBF Energy or our employees. At the terminals, our customers’ truck drivers are provided with security badges or other credentials to access and use these facilities. In addition, individual trucks are required to be registered in either PBF Energy’s system, or ours, to ensure that required regulatory inspections are maintained by either PBF Energy’s customers, or their common carriers, or our customers.

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

Environmental Liabilities

Contaminations resulting from spills of crude oil or petroleum products are not unusual within the petroleum terminaling or transportation industries. Historic spills at truck and rail racks and terminals, as a result of past operations, have resulted in contamination of the environment, including soils and groundwater.

Pursuant to the Contribution Agreements entered into in connection with the Offering and the Acquisitions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor’s properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of the Offering and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for (i) certain events and conditions associated with the ownership or operation of our assets that occur, as applicable, after the closing of the each Acquisition from PBF (including the Offering), and (ii) environmental liabilities related to our assets if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of us or our employees, including those seconded to us. As a result, we may incur environmental expenses in the future, which may be substantial.

In connection with the acquisition of the East Coast Terminals, the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250,000 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period.

As of December 31, 2017, we have recorded a total liability related to environmental remediation costs of $2.2 million related to the acquisitions of the East Coast Terminals and the Torrance Valley Pipeline. Refer to Note 10 “Commitments and Contingencies” in our Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Seasonality

The crude oil, refined products and natural gas throughput and stored at our facilities are affected by the level of supply and demand for crude oil, refined products and natural gas in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenues will be substantially mitigated due to our commercial agreements with PBF Energy that include MVCs that are constant each calendar quarter or year.

Employees

As of December 31, 2017, we employ 39 employees at our East Coast Terminals, at our Toledo Products Terminal and in The Woodlands office. Through our wholly-owned subsidiary, PLPT, we employ 29 employees located at the East Coast Terminals and 5 employees that are located at the Toledo Products Terminal. Through our wholly-owned subsidiary, PBFX Op Co, we employ 5 employees in The Woodlands office.

Of the 29 employees at our East Coast Terminals, 10 are covered by a collective bargaining agreement through the USW. We consider our relations with the represented employees to be satisfactory. The agreements with the USW covering the East Coast Terminals are scheduled to expire in April 2021.

All of our executive management personnel are currently employees of PBF Energy or subsidiaries of PBF Energy and devote a portion of their time to our business and affairs that is required to manage and conduct our operations. The other personnel that conduct our operations are employees of PBF Holding or its subsidiaries. Pursuant to the Omnibus Agreement, we pay an annual fee to PBF Energy for the provision of various centralized administrative services and reimburse PBF Energy for direct or allocated costs and expenses incurred by PBF Energy on our behalf. Pursuant to the Services Agreement, we use employees of PBF Energy to operate certain of our assets and PBF Energy is reimbursed for such employees through an annual fee, which also includes provisions of certain utilities and other infrastructure-related services. Please read “Agreements with PBF Energy.”

In addition, PBF Energy and its affiliates have entered into a rail operations services agreement with Savage, an unaffiliated third party, to provide crude oil unloading and other operations services for the Delaware City Refinery. Under the rail operations services agreement, Savage is responsible for providing the personnel necessary for the performance of our operations services. Savage is at all times considered an independent contractor and none of Savage’s employees or contractors are considered an employee, representative or agent of DCR or of us. The costs of Savage’s services provided to us are passed through to us by PBF Holding and its subsidiaries. From time to time, certain other third parties may provide operating services to us in a capacity as independent contractors.

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

PBF Energy is our largest customer in our transportation and terminaling segment and our only customer in our storage segment. PBF Energy accounted for substantially all of our revenue for the year ended December 31, 2017. We expect it will continue to provide a substantial majority of our revenues for the foreseeable future, and as a result, we are subject to the risk of nonpayment or nonperformance under our commercial agreements. If PBF Energy were to significantly decrease its use of our logistics assets, because of business or operational difficulties or strategic decisions by management, it is unlikely that we would be able to utilize any additional capacity as a result of this decreased use to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects PBF Energy’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are subject to the operational and business risks of PBF Energy, including:

•	supply, demand, prices and other market conditions for PBF Energy’s products, including volatility in commodity prices;

•	the effects of competition in PBF Energy’s markets;

•	changes in currency exchange rates, interest rates and capital costs;

•	adverse developments in PBF Energy’s relationship with both its key employees and unionized employees;

•	PBF Energy’s ability to operate its business efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;

•	PBF Energy’s substantial indebtedness;

•	PBF Energy’s supply and inventory intermediation arrangements expose it to counterparty credit and performance risk;

•
termination of PBF Energy’s inventory intermediation agreements, which could have a material adverse effect on its liquidity, as PBF Energy would be required to finance its intermediate and refined products inventory covered by the agreements. Additionally, PBF Energy is obligated to repurchase from the counterparty certain intermediates and finished products located at its Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;

•	restrictive covenants in PBF Energy’s indebtedness that may adversely affect its operational flexibility;

•
PBF Energy’s obligations under its tax receivable agreement for certain tax benefits it may claim; and in particular that PBF Energy’s assumptions regarding such payments are subject to change due to various factors outside of its control;

•	PBF Energy’s expectations and timing with respect to its acquisition activity and whether such acquisitions are accretive or dilutive to shareholders;

•	PBF Energy’s expectations with respect to its capital improvement and turnaround projects;

•	the status of an air permit to transfer crude through the Delaware City Refinery’s dock;

•
the impact of disruptions to crude or feedstock supply to any of PBF Energy’s refineries, including disruptions due to problems with third-party logistics infrastructure or operations, including pipeline, marine and rail transportation;

•	the possibility that PBF Energy might reduce or not make further dividend payments;

•	the inability of PBF Energy’s subsidiaries to freely pay dividends or make distributions to PBF Energy;

•	the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail;

•	the effectiveness of PBF Energy’s crude oil sourcing strategies, including PBF Energy’s crude by rail strategy and related commitments;

•	the impact of the newly enacted federal income tax legislation on PBF Energy;

•
adverse impacts from changes in PBF Energy’s regulatory environment, such as the effects of compliance with the California Global Warming Solutions Act (also referred to as “AB32”), or from actions taken by environmental interest groups;

•
market risks related to the volatility in the price of renewable identification numbers required to comply with the Renewable Fuel Standards and GHG emission credits required to comply with various GHG emission programs, such as AB32;

•	PBF Energy’s ability to successfully integrate acquisitions into its business and realize the benefits from such acquisitions;

•	liabilities arising from acquisitions that are unforeseen or exceed PBF Energy’s expectations;

•	risk associated with our operations as a separate, publicly-traded entity;

•	potential tax consequences related to PBF Energy’s investment in us; and

•	any decisions PBF Energy continues to make with respect to its energy-related logistical assets that may be transferred to us.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to holders of our common units.

In order to pay the minimum quarterly distribution of $0.30 per unit, or $1.20 per unit on an annualized basis, we will require available cash of approximately $12.8 million per quarter, or $51.2 million per year, based on the number of common units and associated IDRs outstanding at December 31, 2017. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our 2023 Notes and our Revolving Credit Facility and other debt service requirements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.

Certain of our commercial agreements with PBF Energy and the Services Agreement contains provisions that allow our counterparty to such agreement to suspend, reduce or terminate its obligations under such agreement in certain circumstances, including events of force majeure, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Certain of our commercial agreements with PBF Energy and the Services Agreement provide that our counterparty to such agreement may suspend, reduce or terminate its obligations to us, including the requirement to pay the fees associated with the applicable MVCs, if certain events occur, including (i) a material breach of the agreement by us, (ii) PBF Energy deciding to permanently or indefinitely suspend crude oil refining operations at certain of its refineries for which we provide services or (iii) the occurrence of certain force majeure events that would prevent us or PBF Energy from performing our or its obligations under the applicable agreement (in the case of PBF Energy, or with respect to the Services Agreement, us). In such circumstances, PBF Energy has the discretion to decide to suspend, reduce or terminate its obligations notwithstanding the fact that its decision may significantly and adversely affect us. For instance, under certain of our commercial agreements with PBF Energy, if PBF Energy decides to permanently or indefinitely suspend refining operations at the refinery served under the applicable agreement for a period that will continue for at least twelve consecutive months, then it may terminate the agreement on no less than twelve months’ prior written notice to us. Furthermore, under such agreements, PBF Energy has the right to suspend or reduce its obligations at the refinery served under the applicable agreement for the duration of a force majeure event affecting its assets with respect to any affected services, and may terminate the agreements with respect to such services if the force majeure event lasts in excess of twelve months. In addition, if the force majeure event occurs on our assets at any time, PBF Energy has the right to suspend or reduce its obligations for the duration of the force majeure event with respect to any affected services. As defined in our commercial agreements with PBF Energy, force majeure events include any acts or occurrences that prevent services from being performed either by us or PBF Energy under the applicable agreement, such as:

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

If we are unable to renew or extend the various commercial agreements we have with PBF Energy, our ability to make distributions to our unitholders may be reduced.

The term of PBF Energy’s obligations under each of our commercial agreements range from approximately seven to ten years. If we are unable to renew or extend such commercial agreements and if we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders may be reduced. Additionally, even if we were to renew or extend our commercial agreements, PBF Energy is under no obligation to renew or extend such agreements on the same terms. The renewal or extension of such agreements with reduced MVCs could also have an impact on our ability to make cash distributions to unitholders. For example, throughput volumes at our Delaware City rail assets have been below MVCs in recent periods. As a result, PBF Energy may seek to renew or extend its commercial agreements with us for these assets with reduced MVCs, or may not seek to renew or extend these commercial agreements upon expiration. Any such change in these or our other commercial agreements that would reduce the MVCs or include other less favorable terms could have a material adverse effect on our financial condition, results of operations, cash flows and our ability to make distributions to unitholders.

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

In addition to such market conditions, there are long-term factors that may impact the supply and demand of refined products in the United States, including:

•	changes in capacity and utilization rates of refineries worldwide;

•	increased fuel efficiency standards for vehicles, including greater acceptance of electric and alternative fuel vehicles;

•	development and marketing of alternative and competing fuels, such as ethanol and biodiesel;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to renewable fuel content requirements;

•	potential and enacted climate change legislation;

•	the EPA regulation of greenhouse gas emissions under the CAA; and

•	other U.S. or state government regulations and policies.

A significant portion of PBF Energy’s profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been less expensive than benchmark crude oils, such as the heavy, sour crude oils processed at the Delaware City, Paulsboro, Chalmette and Torrance refineries. For the Toledo Refinery, purchased crude prices have historically been slightly above the WTI benchmark, however, such crude slate typically results in favorable refinery production yield. For all locations, these crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on PBF Energy’s earnings. PBF Energy’s rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the WTI/Dated Brent or related differentials narrow. A narrowing of the WTI/Dated Brent differential may result in PBF Energy’s Toledo Refinery losing a portion of its crude oil price advantage over certain of its competitors, which could negatively impact its profitability. In addition, the narrowing of the WTI/WCS differential, which is a proxy for the difference between light U.S. and heavy Canadian crude oil, may reduce PBF Energy’s refining margins and adversely affect its profitability and earnings. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods. Any continued or further narrowing of these differentials could have a material adverse effect on PBF Energy’s and our business and profitability.

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

In order to maintain or increase production levels at PBF Energy’s refineries, PBF Energy must continually contract for new crude oil supplies or consider connecting to alternative sources of crude oil. Adverse developments in major oil producing regions around the world could have a significantly greater impact on our financial condition, results of operations and cash flows because of our lack of industry and geographic diversity and substantial reliance on PBF Energy as a customer. Accordingly, in addition to risks related to accessing and transporting crude oil, we are disproportionately exposed to risks inherent in the broader oil and gas industry, including:

•	the volatility and uncertainty of regional pricing differentials for crude oil and refined products;

•	the ability of the members of the OPEC, and certain other oil exporting countries, to agree to and maintain production controls;

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of crude oil and refined products in markets served by PBF Energy’s refineries.

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

We and PBF Energy are dependent on technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our respective businesses. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks, and other events. To the extent that these information systems are under our control, we and PBF Energy have implemented measures such as virus protection software and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities.

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

Historically, all of our revenues have been derived from PBF Energy. In addition, despite limited third-party revenue from our East Coast Terminals, we expect the substantial majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries, particularly its Delaware City, Toledo and Torrance refineries. PBF Energy’s refineries have similar throughput capacity; however, favorable market conditions due to, among other things, geographic location, crude oil and refined product slates and customer demand may cause an individual refinery to contribute more significantly to its earnings than others for a period of time. As a result, if there was a significant disruption to operations at such a refinery, PBF Energy’s earnings could be materially adversely affected (to the extent not recoverable through insurance) disproportionately to such refinery’s portion of its consolidated throughput. Any prolonged disruption to the operations of such a refinery, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons or decrease in demand for refined products from PBF Energy’s refineries, could have a material adverse effect on PBF Energy’s business, financial condition or results of operations. If this occurs, our revenue would likely decline, and we may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution.

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

We can provide no assurance that we will be able to attract material third-party revenues to our existing or future assets. Our efforts to establish our reputation and attract new unaffiliated customers may be adversely affected by our relationship with PBF Energy and our desire to provide services pursuant to fee-based contracts. Our existing and potential third-party customers may prefer to obtain services under contracts through which we could be required to assume direct commodity exposure.

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

PBF Energy has a significant amount of debt. As of December 31, 2017, PBF Energy had total debt of $2,226.1 million, excluding debt issuance costs. In addition to its outstanding debt, as of December 31, 2017, PBF Energy could have incurred an additional approximately $1,195.7 million of indebtedness based on the available capacity under existing debt agreements. PBF Energy’s significant level of debt could increase its and our vulnerability to general adverse economic and industry conditions and require PBF Energy to dedicate a substantial portion of its cash flow from operations to service its debt and lease obligations, thereby reducing the availability of its cash flow to fund its growth strategy, including capital expenditures, acquisitions and other business opportunities. Furthermore, a higher level of indebtedness at PBF Energy increases the risk that it may default on its obligations, including under its commercial agreements with us. The covenants contained in the agreements governing PBF Energy’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, PBF Energy’s indebtedness requires that any transactions PBF Energy enters into with us must be on terms no less favorable to PBF Energy than those that could have been obtained with an unrelated person.

PBF Energy’s senior notes are rated BB by Standard & Poor’s Rating Services and B1 by Moody’s Investors Service. Our credit rating may be adversely affected by the leverage or any change in the credit rating of PBF Energy, or its subsidiaries, or of the debt held by such entities, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. may consider the leverage and credit profile of PBF Energy and its affiliates because of their ownership interest in and control of us and because PBF Energy currently accounts for a substantial majority of our revenues. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make cash distributions to our unitholders.

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

Our logistics operations are subject to all of the risks and operational hazards inherent in receiving, handling, storing and transferring crude oil, natural gas and refined products, including:

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

Our commercial agreements provide us with options to purchase and use certain assets at PBF Energy’s refineries related to our business in the event PBF Energy were to shut them down. In the event PBF Energy shuts down any of the refineries and our option becomes exercisable, the consummation and timing of any future acquisitions pursuant to our purchase option will depend upon, among other things, our ability to obtain any necessary consents, to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to this purchase option. In addition, certain of the assets covered by this purchase option and our right of use may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise this purchase option if PBF Energy permanently shuts down any of its refineries, or to exercise our right of use if and when we have capacity in excess of PBF Energy’s throughput volumes, as applicable, and our decision to exercise any purchase options or right of use will not be subject to unitholder approval. Please read “Item 1. Business—Agreements with PBF Energy—Commercial Agreements.”

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

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets. We have no material commitments for expansion or construction projects as of December 31, 2017. The construction of a pipeline or terminal or the expansion of our existing terminals or pipelines involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these types of projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. Even if we receive such commitments, we may not realize an increase in revenue for an extended period of time. For instance, if we build a pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in production in a region or gain access to crude oil supplies at lower costs and such growth or access may not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

We do not own all of the land on which our facilities are located, which could result in disruptions to our operations.

We do not own all of the land on which our facilities have been constructed, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights of way, if such rights of way lapse or terminate or if our facilities are not properly located within the boundaries of such rights of way. Although some of these rights are perpetual in nature, we occasionally obtain the rights to construct and operate our facilities on land owned by third parties and governmental agencies for a specific period of time. If we are unsuccessful in renegotiating rights of way, we may have to relocate our facilities. A loss of rights of way or a relocation could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to make distributions to our unitholders.

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

Our industry is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, safety, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility and other requirements. These laws and regulations are enforced by federal agencies including the EPA, the DOT, OSHA, the FRA, as well as numerous other state, local and federal agencies. Ongoing compliance with, or a violation of, these laws, regulations and other requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Investigations into past rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. Recent regulation governing shipments of petroleum crude oil by rail requires shippers to properly test and classify petroleum crude oil and further requires shippers to treat Class 3 petroleum crude oil transported by rail in tank cars as a Packing Group I or II hazardous material only. To the extent that the regulations are applicable, we believe our operations are in compliance and such rules will not have a material impact on our cash flows. The DOT has issued additional rules and regulation that require rail carriers to provide certain notifications to State agencies along routes utilized by trains over a certain length carrying crude oil, enhance safety training standards under the Rail Safety Improvement Act of 2008, require each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews and establish enhanced tank car standards and operational controls for high-hazard flammable trains. The new rules and any further changes in law, regulations or industry standards that require us to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars we use, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to PBF Energy’s or subsequently to third-party refineries, could increase our costs, which would have a material adverse effect on our financial condition, results of operations, cash flows and our ability to service our indebtedness.

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

Furthermore, the DCR Rail Terminal and the DCR West Rack are collocated with PBF Energy’s Delaware City Refinery and are located in Delaware’s coastal zone where certain activities are regulated under the CZA. Therefore, determinations regarding the CZA that impact the Delaware City Refinery may potentially adversely impact our assets even if we are not directly involved. In 2013, the Delaware City Refinery obtained a permit to allow loading of crude oil onto barges (the “2013 Secretary’s Order”). The issuance of the permit was appealed by environmental interest groups and the DNREC’s issuance was ultimately upheld. The Delaware City Refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017 (the “2017 Secretary’s Order”), including a $150,000 fine, alleging violations of the 2013 Secretary’s Order. DNREC determined that the Delaware City Refinery had violated the 2013 Secretary’s Order by failing to make timely and full disclosure to DNREC about the nature and extent of certain shipments and had misrepresented the number of shipments that went to other facilities. The penalty assessment and 2017 Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Paulsboro Refinery by shipping crude oil from the Delaware City Terminal to three locations other than the Paulsboro Refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35,700,000 gallons of crude oil in total. On April 28, 2017, the Delaware City Refinery appealed the Notice of Penalty Assessment and 2017 Secretary’s Order. The hearing of the appeal is scheduled for February 27, 2018. To the extent that the penalty and 2017 Secretary’s Order are upheld, there will not be a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

On December 28, 2016, DNREC issued an Ethanol Permit to the Delaware City Refinery allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The Judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. During the hearing before the Coastal Zone Board on standing, one of the appellants’ witnesses made a reference to the flammability of ethanol, without any indication of the significance of flammability/explosivity to specific concerns. Moreover, the appellants did not introduce at hearing any evidence of the relative flammability of ethanol as compared to other materials shipped to and from the refinery. However, the sole dissenting opinion from the Coastal Zone Board focused on the flammability/explosivity issue, alleging that the appellants’ testimony raised the issue as a distinct basis for potential harms. Once the Coastal Zone Board responds to the remand, it will go back to the Superior Court to complete its analysis and issue a decision.

On October 19, 2017, the Delaware City Refinery received approval from DNREC for the construction and operation of the ethanol marketing project to allow for a combined total loading of up to 10,000 bpd, on an annual average basis, of ethanol on to marine vessels at the marine piers and the terminal truck loading rack, subject to certain operational and emissions limitations as well as other conditions. On the same date, Delaware City Logistics Company LLC received DNREC approval for the construction of (i) four additional loading arms for each of lanes 4, 10 and 11 for purposes of loading ethanol at its truck loading rack and (ii) a vapor vacuum control system for loading lanes connected to the existing vapor recovery unit located at its terminal in Delaware City. This approval is also subject to certain operational and emission limitations as well as other conditions.

Many of our assets have been in service for several years and could require significant expenditures to maintain them. As a result, our maintenance or repair costs may increase in the future.

Our pipelines, terminals and storage assets are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to service our indebtedness.

Regulation of emissions of greenhouse gases could force us to incur increased capital and operating costs and could have a material adverse effect on our results of operations and financial condition.

The EPA has taken steps to regulate GHGs under the CAA. The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards. Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for commodities that we handle, transport and store. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.

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

Our future success depends to a large extent on the services of our, and our general partner’s, senior executives and other key employees and the same is true of PBF Energy and its senior executives and key employees. Our business depends on our continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including engineering, accounting, business operations, finance and other key back-office and mid-office personnel, or those of PBF Energy that we rely upon. Furthermore, our operations require skilled and experienced employees with proficiency in multiple tasks. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resigns or becomes unable to continue in his or her present role and is not adequately replaced, either by us or PBF Energy, our business operations could be materially adversely affected.

A portion of our and PBF Energy’s workforce is unionized, and we may face labor disruptions that would interfere with our operations.

At the East Coast Terminals and at PBF Energy’s Delaware City, Toledo, Chalmette and Torrance refineries, most hourly employees are covered by a collective bargaining agreement through the USW. The agreements with the USW covering the East Coast Terminals are scheduled to expire in May 2021, the agreement with the USW covering the Delaware City, the Chalmette and the Torrance refineries are scheduled to expire in January 2019 and the agreement with the USW covering the Toledo Refinery is scheduled to expire in February 2019. Similarly, at the Paulsboro Refinery, hourly employees are represented by the IOW under a contract scheduled to expire in March 2019. Future negotiations after 2019 may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.

Our operations could be disrupted if our or PBF Energy’s information systems are hacked or fail, causing increased expenses and loss of sales.

Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including such systems of PBF Energy that we utilize pursuant to the Omnibus Agreement. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was hacked or otherwise interfered with by an unauthorized access, or was to fail or experience unscheduled downtime for any reason, even if only for a short period, our financial results could be affected adversely.

Additionally, we and PBF Energy rely on information systems across our and its operations, respectively, including the management of supply chain and various other processes and transactions. As a result, a disruption on any information systems at PBF Energy’s refineries, pipelines or terminals, or at our operating locations may cause disruptions to our collective operations.

These systems could be damaged or interrupted by a security breach, cyber-attack, fire, flood, power loss, telecommunications failure or similar event. We have a formal disaster recovery plan in place, but this plan may not prevent delays or other complications that could arise from an information systems failure. Further, our business interruption insurance may not compensate us adequately for losses that may occur. Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.

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

Changes in accounting standards issued by the FASB could have a material effect on our balance sheet, revenue and result of operations, and could require a significant expenditure of time, attention and resources, especially by senior management.

Our accounting and financial reporting policies conform to GAAP, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. Such new financial accounting standards may result in significant changes that could adversely affect our financial condition and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing GAAP regarding revenue recognition. In February 2016, the FASB issued ASU 2016-02, Leases, which requires all operating leases with lease terms longer than twelve months be recorded as lease assets and lease liabilities on our consolidated balance sheets. Implementing changes required by new standards, requirements or laws likely will require a significant expenditure of time, attention and resources. It is impossible to completely predict the impact, if any, on us of future changes to accounting standards and financial reporting and corporate governance requirements.

Refer to Note 2 “Summary of Accounting Policies - Recent Accounting Pronouncements” in our Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion of these new accounting standards, including the implementation status and potential impact to our consolidated financial statements.

Risks Related to Our Indebtedness

The 2023 Notes and our Revolving Credit Facility contain restrictions which could adversely affect our business, financial condition, results of operations and our ability to service our indebtedness.

We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations. The indenture governing the 2023 Notes contains and our Revolving Credit Facility contain, and any future financing agreements may contain, operating and financial restrictions and covenants that could restrict our ability to finance future operations or capital needs, or to expand or pursue our business activities, which may, in turn, limit our ability to service our indebtedness. For example, our Revolving Credit Facility and the indenture that governs the 2023 Notes restrict our ability to, among other things:

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

As of December 31, 2017, we had $29.7 million of borrowings and $3.6 million of letters of credit outstanding under our Revolving Credit Facility, $525.0 million of unsecured indebtedness consisting of the 2023 Notes, and an additional $326.7 million of total unused borrowing capacity under the Revolving Credit Facility. Our level of indebtedness could have important consequences to us, including the following:

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

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms or at all. The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.

In addition, the amount of cash we have available for distribution does not depend solely on profitability, which may be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses for financial accounting purposes, and we may not make cash distributions during periods when we record net income for financial accounting purposes.

We have sold our U.S. Treasury securities over time to fund our capital expenditures. In March 2017, we fully repaid our three-year, $300.0 million term loan facility (the “Term Loan”) and, as a result, such securities were no longer used to secure our obligation. We may also rely on external sources including other borrowings under our Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion.

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

The 2023 Notes are our senior unsecured debt and rank equally in right of payment with all of our other existing and future unsubordinated debt. The 2023 Notes are effectively junior to all our existing and future secured debt, including our Revolving Credit Facility, to the extent of the value of the assets securing the debt, to any debt of our future subsidiaries that do not guarantee the 2023 Notes and to the existing and future secured debt of any subsidiaries that guarantee the 2023 Notes to the extent of the value of the assets securing the debt. Holders of our secured obligations, including obligations under our Revolving Credit Facility, will have claims that are prior to claims of holders of the 2023 Notes with respect to the assets securing those obligations. In the event of liquidation, dissolution, reorganization, bankruptcy or any similar proceeding, our assets and those of our subsidiaries will be available to pay obligations on the 2023 Notes and the guarantees only after holders of our senior secured debt have been paid the value of the assets securing such debt.

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

We may not be able to repurchase the 2023 Notes upon a change of control triggering event, and a change of control triggering event could result in us facing substantial repayment obligations under our Revolving Credit Facility and the 2023 Notes.

Upon occurrence of a change of control triggering event, the indenture provides that holders will have the right to require us to repurchase all or any part of their 2023 Notes with a cash payment equal to 101% of the aggregate principal amount of 2023 Notes repurchased, plus accrued and unpaid interest. Additionally, our ability to repurchase the 2023 Notes upon such a change of control triggering event would be limited by our access to funds at the time of the repurchase and the terms of our other debt agreements. In addition, our Revolving Credit Facility contains provisions relating to change of control of our general partner, our partnership and our operating subsidiaries. Upon a change of control triggering event, we may be required immediately to repay the outstanding principal, any accrued and unpaid interest on and any other amounts owed by us under our Revolving Credit Facility, the 2023 Notes and any other outstanding indebtedness. The source of funds for these repayments would be our available cash or cash generated from other sources. However, we cannot assure holders that we will have sufficient funds available or that we will be permitted by our other debt instruments to fulfill these obligations upon a change of control in the future, in which case the lenders under our Revolving Credit Facility would have the right to foreclose on our assets, which would have a material adverse effect on us. Furthermore, certain change of control events would constitute an event of default under the agreement governing our Revolving Credit Facility and we might not be able to obtain a waiver of such defaults. There is no restriction in our partnership agreement on the ability of our general partner to enter into a transaction which would trigger the change of control provisions of our Revolving Credit Facility or the indenture governing the 2023 Notes.

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

•
Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion or investment capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders.

•	Our general partner determines which costs incurred by it are reimbursable by us.

•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.

•
Our partnership agreement permits us to classify up to $20.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to PBF LLC as the holder of all of our IDRs.

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

PBF Energy may compete with us.

PBF Energy may compete with us. Under the Omnibus Agreement, PBF Energy and its affiliates agree not to engage in, whether by acquisition or otherwise, the business of owning or operating any crude oil, refined products or natural gas pipelines, terminals or storage facilities in the United States that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by PBF Energy. This restriction, however, does not apply to:

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

We have adopted certain requirements regarding those investors who may own our common units. Eligible Holders are limited partners whose (i) federal income tax status is not reasonably likely to have a material adverse effect on the rates that can be charged by us on assets that are subject to regulation by the FERC or an analogous regulatory body and (ii) nationality, citizenship or other related status would not create a substantial risk of cancellation or forfeiture of any property in which we have an interest, in each case as determined by our general partner with the advice of counsel. If you are not an Eligible Holder, in certain circumstances as set forth in our partnership agreement, your units may be redeemed by us at the then current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

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

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in our partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

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

Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including PBF Energy, for costs and expenses they incur and payments they make on our behalf. Prior to making distributions, we will pay our general partner and its affiliates an annual fee for the provision of centralized administrative services and employees and reimburse our general partner and its affiliates for direct or allocated costs and expenses incurred on our behalf pursuant to the Omnibus Agreement, which we currently estimate will total approximately $6.9 million annually. In addition, prior to making distributions, we will pay an annual fee of $6.7 million to PBF Energy for the provision of certain utilities and other infrastructure-related services with respect to our business pursuant to the Services Agreement. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.

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

Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates, including PBF Energy, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units voting together as a single class is required to remove our general partner. PBF Energy currently indirectly owns approximately 44.1% of our outstanding common units.

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

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of any assets it may own without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of PBF Energy to transfer its membership interest in our general partner to a third party. The new members of our general partner would then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers.

The IDRs held by PBF LLC may be transferred without unitholder consent.

PBF LLC may transfer all or part of its IDRs, including to a third party, at any time without the consent of our unitholders. If PBF LLC transfers its IDRs to a third party but retains its ownership interest in our general partner, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if PBF LLC had retained ownership of the IDRs. For example, a transfer of IDRs by PBF LLC to an unaffiliated third party could reduce the likelihood of PBF LLC accepting offers made by us relating to assets owned by it or its subsidiaries, as PBF LLC would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

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

PBF Energy holds 18,459,497 common units. All of the subordinated units were converted on a one-for-one basis into common units at the end of the subordination period on June 1, 2017. In addition, we have agreed to provide PBF Energy with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time PBF Energy and its controlled affiliates own more than 80% of our common units, PBF Energy will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. PBF Energy owns approximately 44.1% of our outstanding common units.

PBF LLC has certain IDRs that reduce the amount of our cash available for distribution to our common unitholders.

PBF LLC currently holds IDRs that entitle it to receive 50% of the cash that we distribute to our common unitholders from available cash after the minimum quarterly distribution and certain target distribution levels have been achieved. This 50% maximum distribution right does not include any distributions that PBF LLC or its affiliates may receive on common units that they own. Because a higher percentage of our available cash is allocated to our general partner due to these IDRs, it will be more difficult for us to increase the amount of distributions to our unitholders and our cost of capital will be higher, making investments, capital expenditures and acquisitions, and therefore, future growth, by us more costly.

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

The holder or holders of a majority of the IDRs, which are currently all held by PBF LLC, have the right, at any time when there are no subordinated units outstanding and such holders have received incentive distributions at the highest level to which they are entitled (50.0%) for each of the prior four consecutive fiscal quarters (and the amount of each such distribution did not exceed adjusted operating surplus for each such quarter), to reset the minimum quarterly distribution and the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be reset to an amount equal to the average cash distribution per unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. PBF LLC has the right to transfer the IDRs at any time, in whole or in part, and any transferee holding a majority of the IDRs shall have the same rights as PBF LLC with respect to resetting target distributions.

In the event of a reset of the minimum quarterly distribution and the target distribution levels, the holders of the IDRs will be entitled to receive, in the aggregate, the number of common units equal to that number of common units which would have entitled the holders to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions on the IDRs in the prior two quarters. We anticipate that PBF LLC would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not otherwise be sufficiently accretive to cash distributions per common unit. It is possible, however, that PBF LLC or a transferee could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its IDRs and may therefore desire to be issued common units rather than retain the right to receive incentive distribution payments based on target distribution levels that are less certain to be achieved in the then-current business environment. This risk could be elevated if our IDRs have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued common units to the holders of the IDRs in connection with resetting the target distribution levels.

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

We currently list our common units on the NYSE, under the symbol “PBFX.” Because we are a publicly traded limited partnership, the NYSE does not require us to have, and we do not intend to have, a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, were to treat us as a corporation for U.S. federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our income at the corporate tax rate and we would also likely be liable for additional state and local income taxes at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because taxes would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced.

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Imposition of a material amount of any of these taxes in the jurisdictions in which we own assets or conduct business could substantially reduce the cash available for distribution to our unitholders.

If we were treated as a corporation or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time members of the U.S. Congress have proposed and considered substantive changes to the existing federal income tax laws, including the most recent tax law change in December 2017, that would affect publicly traded partnerships, including elimination of partnership tax treatment of publicly traded partnerships.

We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes and could negatively impact the value of an investment in our common units.

Further, Treasury Regulations under Section 7704(d)(1)(E) of the Code that apply to taxable years beginning on or after January 19, 2017 interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance. We believe the income that we treat as qualifying satisfies the requirements under these regulations. However, there are no assurances that the regulations will not be revised to take a position that is contrary to our interpretation of current law.

If the IRS were to contest the U.S. federal income tax positions we take, it may adversely impact the market for our common units and our cash available for distribution to our unitholders might be substantially reduced.

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

Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. If the IRS makes audit adjustments to our partnership tax returns, to the extent possible under the new rules our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS in the year in which the audit is completed or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted partnership tax return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if the unitholders did not own units in us during the tax year under audit.

Our unitholders’ share of our income is taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.

Each unitholder is treated as a partner to whom we will allocate taxable income even if the unitholder does not receive any cash distributions from us. Unitholders are required to pay U.S. federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.

Tax gain or loss on the disposition of our units could be more or less than expected.

If our unitholders sell units, they will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their units, the amount, if any, of such prior excess distributions with respect to the units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such units at a price greater than its tax basis in those units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale of units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of the units is less than the unitholder’s adjusted basis in units. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, a unitholder that sells units may incur a tax liability in excess of the amount of cash received from the sale.

Unitholders may be subject to limitations on their ability to deduct interest expense we incur.

Pursuant to recently enacted legislation, our ability to deduct business interest expense will be limited for U.S. federal income tax purposes to an amount equal to our business interest income and 30% of our “adjusted taxable income” during the taxable year computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.

Tax-exempt entities owning our units face unique tax issues that may result in substantially adverse tax consequences to them.

Investment in our units by tax-exempt entities, such as individual retirement accounts (known as “IRAs”), raises tax issues unique to them. For example, virtually all of our income allocated to entities exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them, despite their exempt status. Tax-exempt entities with multiple unrelated trades or businesses cannot aggregate losses from one unrelated trade or business to offset income from another to reduce total unrelated business taxable income. As a result, it may not be possible for tax-exempt entities to utilize losses from an investment in us to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

Non-U.S. unitholders will be subject to U.S. federal income taxes and withholding with respect to income and gain from owning our units.

Non-U.S. persons are generally taxed and subject to federal income tax filing requirements on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and, under recently enacted legislation, any gain from the sale of our common units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that common unit.

Recently enacted legislation also imposes a federal income tax withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, application of this withholding rule to dispositions of publicly traded partnership interests has been temporarily suspended by the IRS until regulations or other guidance have been issued. Non-U.S. persons should consult a tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. Our counsel is unable to opine as to the validity of such filing positions. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of our common units or result in tax return audit adjustments.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, these regulations do not specifically authorize all aspects of the proration method we have adopted. Accordingly, our counsel is unable to opine on the validity of our method of allocating income, gain, loss and deduction among transferor and transferee unitholders. If the IRS were to successfully challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, such unitholders would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax adviser to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

As a result of investing in our common units, our unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UNIT PRICE AND CASH DISTRIBUTIONS

Our common units trade on the NYSE under the symbol “PBFX.” As of February 20, 2018, there were ten holders of record of our 23,441,211 outstanding common units held by the public, including common units held in street name. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 20, 2018, PBF Energy owned 18,459,497 of our common units, which constitute a 44.1% ownership interest in us.

The following table reflects intraday high and low sales prices per common unit and cash distributions declared to unitholders for each quarter in 2017 and 2016:

	Common Unit Price		Quarterly Cash Distribution Per Unit*
	High	Low
2017:
First Quarter ended March 31, 2017	$22.70	$18.23	$0.4600
Second Quarter ended June 30, 2017	$21.90	$18.60	$0.4700
Third Quarter ended September 30, 2017	$22.30	$19.00	$0.4800
Fourth Quarter ended December 31, 2017	$21.20	$18.95	$0.4850

2016:
First Quarter ended March 31, 2016	$21.34	$15.39	$0.4200
Second Quarter ended June 30, 2016	$23.49	$17.50	$0.4300
Third Quarter ended September 30, 2016	$23.26	$19.53	$0.4400
Fourth Quarter ended December 31, 2016	$20.50	$17.45	$0.4500
____________________

(*)	Represents cash distribution attributable to the quarter and declared and paid on or about the last day of each of February, May, August and November, pursuant to our partnership agreement.

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

Intent to Distribute the Minimum Quarterly Distribution

We have made and intend to continue to make a minimum quarterly distribution to the holders of our common units of at least $0.30 per unit, or $1.20 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, we have no obligation to, and there is no guarantee that we will pay the minimum quarterly distribution or any amount on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.

General Partner Interest

Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may in the future own common units or other equity securities in us and will be entitled to receive distributions on any such interests.

Incentive Distribution Rights

PBF LLC currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to PBF LLC on its partner interest. The maximum distribution of 50.0% does not include any distributions that PBF LLC may receive on common units that it owns. For each of the quarters in the year ended December 31, 2017, PBF LLC was entitled to receive distributions at the 50.0% level. PBF LLC received IDR payments of $7.6 million and $3.3 million from PBFX for the years ended December 31, 2017 and 2016, respectively.

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

	Total Quarterly Distribution per Unit Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	PBF LLC (as holder of IDRs)
Minimum Quarterly Distribution	up to $0.300	100.0%	—
First Target Distribution	above $0.300 up to $0.345	100.0%	—
Second Target Distribution	above $0.345 up to $0.375	85.0%	15.0%
Third Target Distribution	above $0.375 up to $0.450	75.0%	25.0%
Thereafter	above $0.450	50.0%	50.0%

Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive and that our subordinated unitholders received prior to the expiration of the subordination period on June 1, 2017. We make cash distributions subsequent to quarter end once the quarterly results are known.

Subordinated Units

In connection with the Offering, we issued 15,886,553 subordinated units to PBF LLC. These units were deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units were not entitled to receive any distributions from operating surplus until the common units had received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages were paid on the subordinated units. The practical effect of the subordinated units was to increase the likelihood that during the subordination period there was sufficient cash from operating surplus to pay the minimum quarterly distribution on the common units.

On June 1, 2017, the requirements under our partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, each of the 15,886,553 outstanding subordinated units converted on a one-for-one basis into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the outstanding units representing limited partner interests.

UNREGISTERED SALE OF EQUITY SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data as of and for each of the five years in the period ended December 31, 2017, which is derived from the combined financial results of our Predecessor for periods presented through May 13, 2014, and our consolidated financial results for the period beginning May 14, 2014, the date we commenced operations. Our Predecessor includes the financial results of the IPO Assets acquired from PBF Energy and its subsidiaries in connection with the Offering through May 14, 2014. In addition, all financial information has been retrospectively adjusted for the Acquisitions from PBF as noted below.

We acquired from PBF LLC the DCR West Rack and the Toledo Storage Facility in 2014, the DCR Products Pipeline and Truck Rack in 2015, the Torrance Valley Pipeline in 2016 and the Paulsboro Natural Gas Pipeline in 2017. All of the acquisitions were transfers between entities under common control. Accordingly, our financial information, and that of our Predecessor, contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from PBF prior to the effective date of each acquisition for all periods presented. Net loss attributable to the Acquisitions from PBF prior to their respective acquisition effective dates were allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss); therefore, there is no retrospective adjustment to net income per unit.

With the exception of pipeline revenue generated by the DCR Products Pipeline, our Predecessor generally recognized only the costs and did not record revenue for transactions with PBF Energy prior to the Offering and the Acquisitions from PBF. Affiliate revenues have been recorded for all of our assets subsequent to the commencement of the commercial agreements with PBF Energy upon completion of the Offering and the Acquisitions from PBF. As a result, the information included in the following tables is not necessarily comparable on a year-over-year basis. See “Factors Affecting the Comparability of Our Financial Results” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 64 for further information and our Consolidated Financial Statements and the related notes thereto, included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2017	2016	2015	2014 (a)	2013 Predecessor
	(In thousands, except unit and per unit amounts)
Statement of operations data:
Total revenues (b)	$254,813	$187,335	$142,102	$59,403	$8,513
Net income (loss)	114,852	80,389	73,605	14,738	(14,698)
Loss attributable to Predecessor	(150)	(6,250)	(243)	(15,226)	(14,698)
Income attributable to noncontrolling interest	14,565	5,679	—	—	—
Net income attributable to the partners	100,437	80,960	73,848	29,964	—
Income attributable to the IDR holder	9,055	4,031	—	—	—
Net income attributable to PBF Logistics LP unitholders	$91,382	$76,929	$73,848	$29,964	$—

Net income per limited partner unit (c):
Common units - basic	$2.17	$2.01	$2.18	$0.94	N/A
Common units - diluted	$2.17	$2.01	$2.18	$0.94	N/A
Subordinated units - basic and diluted	$2.15	$2.01	$2.18	$0.93	N/A

Weighted-average limited partner units outstanding (c):
Common units - basic	35,505,446	22,288,118	17,956,152	16,167,802	N/A
Common units - diluted	35,568,760	22,338,784	17,956,152	16,169,827	N/A
Subordinated units - basic and diluted	6,572,245	15,886,553	15,886,553	15,886,553	N/A
Cash distribution per unit	$1.8950	$1.7400	$1.5200	$0.7900	N/A

Balance sheet data (at period end):
Total assets	$737,550	$756,861	$425,789	$410,521	$102,297
Debt	548,793	571,675	599,635	507,848	—

Cash flows from (used in):
Operating activities	$142,445	$99,212	$78,131	$10,018	$(10,970)
Investing activities	(49,515)	72,893	(2,806)	(282,734)	(47,192)
Financing activities	(137,487)	(126,562)	(70,812)	286,806	58,213
Net change in cash and cash equivalents	$(44,557)	$45,543	$4,513	$14,090	$51

Capital expenditures (d):
Expansion	$84,943	$118,431	$1,677	$43,520	$45,288
Maintenance	4,596	2,920	1,826	4,285	1,904
Total capital expenditures	$89,539	$121,351	$3,503	$47,805	$47,192
____________________

(a)
The information presented includes the results of operations of our Predecessor for periods presented through May 13, 2014 and of our operations for the period beginning May 14, 2014, the date we commenced operations.

(b)
We, and our Predecessor, did not record revenue for transactions with PBF Energy for the IPO Assets prior to the Offering on May 14, 2014 or for the DCR West Rack, Toledo Storage Facility, DCR Truck Rack, Torrance Valley Pipeline or the Paulsboro Natural Gas Pipeline acquired in the Acquisitions from PBF prior to the effective date of each acquisition.

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

With the exception of pipeline revenue generated by the DCR Products Pipeline, our Predecessor generally recognized only the costs and did not record revenue for transactions with PBF Energy prior to the Offering and the Acquisitions from PBF. Affiliate revenues have been recorded for all of our assets in the Transportation and Terminaling and Storage segments subsequent to the commencement of the commercial agreements with PBF Energy upon completion of the Offering and Acquisitions from PBF. See “Item 6. Selected Financial Data” and “Factors Affecting the Comparability of Our Financial Results” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 64 for further information. See “Overview” for further information regarding the Acquisitions from PBF.

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

•
our dependence on contracts with PBF Energy for a substantial majority of our revenues subjects us to the business risks of PBF Energy, which includes the possibility that contracts will not be renewed because they are no longer beneficial for PBF Energy;

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

•	our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty;

•	holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors;

•	our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as not being subject to a material amount of entity level taxation by individual states;

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

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of December 31, 2017, owned 96.7% of the total economic interest in PBF LLC. PBF LLC holds a 44.1% limited partner interest in us and owns all of our IDRs, with the remaining 55.9% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, and storage assets, including those previously operated and owned by PBF Holding’s subsidiaries, DCR and TRC, and PBF Holding’s previously held subsidiaries, DPC, TVPC and PNGPC, which were acquired in the Acquisitions from PBF during 2014 through 2017.

See “Item 1. Business” in this Form 10-K for more detailed information on our business and assets.

2017 Business Developments

Senior Notes Offering

On October 6, 2017, we issued $175.0 million in aggregate principal amount of the new 2023 Notes. The new 2023 Notes were issued under the indenture governing the initial 2023 Notes at 102% of face value with an effective rate of 6.442%. The new 2023 Notes are expected to be treated as a single series with the initial 2023 Notes and will have the same terms as those initial notes except that (i) the new 2023 Notes are subject to a separate registration rights agreement and (ii) the new 2023 Notes will be issued initially under CUSIP numbers different from the initial 2023 Notes. We used the net proceeds of the new 2023 Notes to repay a portion of our existing Revolving Credit Facility (as defined below) and for general partnership purposes.

Expiration of Subordination Period

On June 1, 2017, the requirements under our partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, each of our 15,886,553 outstanding subordinated units converted on a one-for-one basis into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of our outstanding units representing limited partner interests. Refer to Notes 7 “Equity” and 9 “Net Income per Unit” in our Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Toledo Products Terminal Acquisition

On April 17, 2017, our wholly-owned subsidiary, PLPT, acquired the Toledo Products Terminal from Sunoco Logistics Partners L.P. for an aggregate purchase price of $10.0 million plus working capital. The Toledo Products Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo Refinery. The Toledo Products Terminal is comprised of a ten-bay truck rack and over 110,000 barrels of chemicals, clean product and additive storage capacity.

PNGPC Acquisition

On February 28, 2017, we closed the PNGPC Contribution Agreement entered into with PBF LLC dated as of February 15, 2017. Pursuant to the PNGPC Contribution Agreement, our wholly-owned subsidiary, PBFX Op Co, acquired from PBF LLC all of the issued and outstanding limited liability company interests of PNGPC. PNGPC owns and operates the Paulsboro Natural Gas Pipeline, which is subject to regulation by the FERC, and, in connection with the PNGPC Acquisition, we constructed the Paulsboro Natural Gas Pipeline to replace the existing pipeline, which commenced services in August 2017. In consideration for the PNGPC limited liability company interests, we delivered to PBF LLC (i) an $11.6 million Affiliate Note Payable in favor of PRC, a wholly-owned subsidiary of PBF Holding, (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the Paulsboro Natural Gas Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline. This acquisition is accounted for as a transfer of assets between entities under common control under GAAP. Refer to Note 3 “Acquisitions” in our Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding the PNGPC Acquisition.

As a result of the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, we fully repaid the Affiliate Note Payable and related accrued interest.

Chalmette Storage Services Agreement

On February 15, 2017, PBF Holding and PBFX Op Co entered into the Chalmette Storage Services Agreement under which we, through PBFX Op Co, began providing storage services to PBF Holding commencing on November 1, 2017 upon the completion of the construction of the Chalmette Storage Tank at PBF Holding’s Chalmette Refinery. PBFX Op Co and Chalmette Refining entered into a twenty-year lease for the premises upon which the tank is located and a project management agreement pursuant to which Chalmette Refining managed the construction of the tank. The Lease can be extended by PBFX Op Co for two additional ten-year periods. Under the Chalmette Storage Services Agreement, PBFX provides PBF Holding with storage services in return for storage fees. The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tank and PBF Holding pays a monthly fee of $0.60 per barrel of shell capacity. The Chalmette Storage Services Agreement can be extended by PBF Holding for two additional five-year periods.

Principles of Combination and Consolidation and Basis of Presentation

Our Predecessor did not historically operate their assets for the purpose of generating revenues independent of other PBF Energy businesses that we support, with the exception of third-party revenue generated by the DCR Products Pipeline prior to August 2013. Upon closing of the Offering and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the United States and Canada and store crude oil, refined products, and intermediates for PBF Energy in support of its refineries located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey, Torrance, California, and Chalmette, Louisiana. Our assets acquired from PBF Energy consist of the DCR Rail Terminal, the Toledo Truck Terminal, the DCR West Rack, the Toledo Storage Facility, the DCR Products Pipeline and Truck Rack, the Torrance Valley Pipeline and the Paulsboro Natural Gas Pipeline, which are integral components of the crude oil, refined products and natural gas delivery and storage operations at PBF Energy’s refineries. In addition, subsequent to the acquisition of the East Coast Terminals, we have begun to generate third-party revenue related to those assets.

The consolidated financial statements presented in this Form 10-K include our consolidated financial results as of and for the period ending December 31, 2017. We have retrospectively adjusted our financial information contained herein to include the historical results of PNGPC prior to the PNGPC Acquisition.

Business Strategies

We continue to focus on the following strategic areas:

•
Maintain Safe, Reliable and Efficient Operations. We are committed to maintaining and improving the safety, reliability, environmental compliance and efficiency of our operations. We seek to improve operating performance through our commitment to our preventive maintenance program and to employee training and development programs. We will continue to emphasize safety in all aspects of our operations. We believe these objectives are integral to maintaining stable cash flows and are critical to the success of our business.

•
Generate Stable, Fee-Based Cash Flow. We believe our long-term, fee-based logistics contracts provide us with stable, predictable cash flows. We generate a substantial majority of our revenue from PBF Energy under various commercial agreements which include minimum quarterly volume commitments, minimum storage commitments, inflation escalators and initial terms of approximately seven to ten years. In addition, we generate third-party revenue from the East Coast Terminals, which include fee-based commercial agreements. Over time, we will continue to seek to enter into similar contracts with PBF Energy and/or third-parties that generate stable and predictable cash flows.

•
Grow Through Acquisitions and Organic Projects. We were formed by PBF Energy to be the primary vehicle to expand the logistics assets supporting its business. We expect to pursue strategic acquisitions independently and jointly with PBF Energy that complement and grow our asset base. PBF Energy has also granted us a right of first offer to acquire certain of its logistics assets. PBF Energy may, under certain circumstances, offer us the opportunity to purchase additional logistics assets that it may acquire or construct in the future. Furthermore, we believe that our current asset base and our knowledge of the refining logistics sector will allow us to identify third-party acquisitions that will provide compelling returns to our unitholders. We believe our acquisitions of the Toledo Products Terminal and the East Coast Terminals are examples of such strategic acquisitions. In addition, we pursue strategic organic projects that enhance our existing assets and increase our revenues. The Chalmette Storage Tank is an example of a recently completed organic growth project.

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

Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil, refined products and natural gas that we throughput at our terminaling and pipeline operations and our available storage capacity. These volumes are primarily affected by the supply of and demand for crude oil, refined products and natural gas in the markets served directly or indirectly by our assets. Although PBF Energy has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by:

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations for the reasons described below:

Revenues. There are differences in the way our Predecessor historically reported revenues for services provided to PBF Energy and the way we record revenues subsequent to the closing of the Offering and effective dates of the Acquisitions from PBF, the acquisition of the East Coast Terminals (the “Plains Asset Purchase”) and the Toledo Products Terminal Acquisition. The majority of our assets have historically been a part of the integrated operations of PBF Energy, and the operation of such assets, prior to our ownership, did not generate third-party or inter-entity revenue with the exception of the DCR Products Pipeline.

Following the closing of the Offering and effective dates of the Acquisitions from PBF, the Plains Asset Purchase and the Toledo Products Terminal Acquisition, revenues are primarily generated from the commercial agreements that we entered into with PBF Holding, and others, under which we receive fees for logistics services. Our reported logistics assets revenues are fee-based and a majority are subject to contractual MVCs. These fees are indexed for inflation in accordance with either the FERC indexing methodology, the PPI or the CPI-U.

General and Administrative Expenses. Historically, our general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by PBF Energy for general corporate services, such as treasury, accounting and legal services. These expenses were allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Pursuant to the terms of the Omnibus Agreement, PBF Energy charges us an administrative fee for providing such services. This fee is updated annually and has also been increased in connection with certain of the Acquisitions from PBF as the services have expanded to cover additional assets and personnel. On May 15, 2015, the administrative fee was increased to $2.4 million in connection with our acquisition of the DCR Products Pipeline and Truck Rack. On April 29, 2016 and August 31, 2016, the administrative fee was increased to $3.5 million and $4.0 million, respectively, in connection with the acquisition of the East Coast Terminals and the Torrance Valley Pipeline. Effective January 1, 2017, the annual fee was increased to $4.9 million. Additionally, we reimburse our general partner and its affiliates, including subsidiaries of PBF Energy, for the salaries and benefits costs of employees who devote more than 50% of their time to us, which is currently estimated to be approximately $2.0 million annually. See “Item 1. Business—Agreements with PBF Energy—Omnibus Agreement” on page 14 for further information regarding these fees and services.

Financing. Historically, we have financed our operations and capital expenditure requirements through internally generated cash flows, proceeds generated by equity and debt offerings and borrowings under our Revolving Credit Facility. In connection with the acquisition of the East Coast Terminals, we borrowed an additional $98.5 million under our Revolving Credit Facility, which was used to repay $98.3 million of our Term Loan in order to release $98.3 million in marketable securities that had collateralized the Term Loan. In connection with the acquisition of the Torrance Valley Pipeline, we borrowed an additional $76.2 million under our Revolving Credit Facility, which was used to repay $76.2 million of our Term Loan in order to release $76.2 million in marketable securities that had collateralized the Term Loan. The maximum amount of the Revolving Credit Facility was increased from $325.0 million to $360.0 million in May 2016. In connection with the PNGPC Acquisition, through our newly acquired subsidiary, PNGPC, we entered into the $11.6 million Affiliate Note Payable with PRC, a wholly-owned subsidiary of PBF Holding. During March and December 2017, we fully repaid the remaining outstanding balances of the Term Loan and the Affiliate Note Payable, respectively. In October 2017, we issued the new 2023 Notes for an aggregate principal amount of $175.0 million and used the net proceeds from the new 2023 Notes to repay a portion of the outstanding borrowings under our existing Revolving Credit Facility.

The Plains Asset Purchase. On April 29, 2016, we completed the Plains Asset Purchase, which has subsequently generated third-party revenues. Prior to the Plains Asset Purchase, we did not record third-party revenue, with the exception of third-party revenue generated by the DCR Products Pipeline prior to August 2013. Additionally, our results may not be comparable due to additional affiliate revenue, operating and maintenance expenses and general and administrative expenses associated with the East Coast Terminals.

Toledo Products Terminal Acquisition. On April 17, 2017, our wholly-owned subsidiary, PLPT, acquired the Toledo Products Terminal from Sunoco Logistics Partners L.P. The transaction is accounted for as a third-party acquisition, and as a result, our results may not be comparable due to additional affiliate revenue, operating and maintenance expenses and general and administrative expenses associated with the Toledo Products Terminal.

Other Factors That Will Significantly Affect Our Results

Supply and Demand for Crude Oil and Refined Products. We generate revenue by charging fees for receiving, handling, transferring, storing and throughputting crude oil, refined products and natural gas. The majority of our revenues are derived from fee-based commercial agreements with subsidiaries of PBF Energy with initial terms ranging from approximately seven to ten years and including MVCs, which enhance the stability of our cash flows. The volume of crude oil, refined products and natural gas that is throughput depends substantially on PBF Energy’s refining margins. Refining margins are greatly dependent upon the price of crude oil or other refinery feedstocks, the price of refined products and the price of natural gas.

Factors driving the prices of petroleum-based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Please read “Item 1A. Risk Factors” in this Form 10-K for more information on factors affecting margins and commodity pricing.

Acquisition and Organic Growth Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under our Omnibus Agreement, subject to certain exceptions, we have a right of first offer on certain logistics assets owned by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Holding’s refineries related to our business in the event PBF Energy permanently shuts down PBF Holding’s refineries. In addition, our commercial agreements provide us with the right to use certain assets at PBF Holding’s refineries in the event of a temporary shutdown. Furthermore, we may pursue strategic asset acquisitions from third parties or organic growth projects to the extent such acquisitions or projects complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise, and identifying and executing acquisitions and organic growth projects is a key part of our strategy. However, if we do not complete acquisitions or organic growth projects on economically acceptable terms, our future growth will be limited, and the acquisitions or projects we do complete may reduce, rather than increase, our cash available for distribution. These acquisitions and organic growth projects could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

Third-Party Business. As of December 31, 2017, PBF Energy accounts for the substantial majority of our revenues and we continue to expect the majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Energy, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput volumes, future growth may be limited.

Noncontrolling Interest. As a result of our acquisition of the Torrance Valley Pipeline (the “TVPC Acquisition”), PBFX Op Co became the managing member of TVPC and fully consolidates TVPC. With respect to the consolidation of TVPC, we record a noncontrolling interest for the remaining 50% economic interest in TVPC held by TVP Holding. Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations is presented below. The financial information contained herein has been retrospectively adjusted to include the historical results of the Acquisitions from PBF for all periods presented prior to the effective date of each transaction. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview. The following tables summarize our results of operations and financial data for the years ended December 31, 2017, 2016 and 2015. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue:
Affiliate	$240,654	$175,448	$142,102
Third-Party	14,159	11,887	—
Total revenue	254,813	187,335	142,102

Costs and expenses:
Operating and maintenance expenses	66,483	44,563	25,661
General and administrative expenses	16,284	16,967	13,898
Depreciation and amortization	23,831	14,983	7,684
Total costs and expenses	106,598	76,513	47,243

Income from operations	148,215	110,822	94,859

Other expense:
Interest expense, net	(31,875)	(28,755)	(19,939)
Amortization of loan fees and debt premium	(1,488)	(1,678)	(1,315)
Net income	114,852	80,389	73,605
Less: Net loss attributable to Predecessor	(150)	(6,250)	(243)
Less: Net income attributable to noncontrolling interest	14,565	5,679	—
Net income attributable to the partners	100,437	80,960	73,848
Less: Net income attributable to the IDR holder	9,055	4,031	—
Net income attributable to PBF Logistics LP unitholders	$91,382	$76,929	$73,848

Other Data:
EBITDA attributable to PBFX	$152,084	$121,911	$101,421
Distributable cash flow	119,783	94,507	83,922
Capital expenditures, including acquisitions	89,539	121,351	3,503

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

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$114,852	$80,389	$73,605
Interest expense, net	31,875	28,755	19,939
Amortization of loan fees and debt premium	1,488	1,678	1,315
Depreciation and amortization	23,831	14,983	7,684
EBITDA	172,046	125,805	102,543
Less: Predecessor EBITDA	(40)	(3,604)	1,122
Less: Noncontrolling interest EBITDA	20,002	7,498	—
EBITDA attributable to PBFX	152,084	121,911	101,421
Non-cash unit-based compensation expense	5,345	4,360	4,279
Cash interest	(33,050)	(28,844)	(19,952)
Maintenance capital expenditures	(4,596)	(2,920)	(1,826)
Distributable cash flow	$119,783	$94,507	$83,922

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$142,445	$99,212	$78,131
Change in operating assets and liabilities	3,071	2,198	8,752
Interest expense, net	31,875	28,755	19,939
Non-cash unit-based compensation expense	(5,345)	(4,360)	(4,279)
EBITDA	172,046	125,805	102,543
Less: Predecessor EBITDA	(40)	(3,604)	1,122
Less: Noncontrolling interest EBITDA	20,002	7,498	—
EBITDA attributable to PBFX	152,084	121,911	101,421
Non-cash unit-based compensation expense	5,345	4,360	4,279
Cash interest	(33,050)	(28,844)	(19,952)
Maintenance capital expenditures	(4,596)	(2,920)	(1,826)
Distributable cash flow	$119,783	$94,507	$83,922

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA for informational purposes.

	Year Ended December 31,
	2017	2016
	(In thousands)
Net income attributable to noncontrolling interest	$14,565	$5,679
Depreciation and amortization related to noncontrolling interest (a)	5,437	1,819
Noncontrolling interest EBITDA	$20,002	$7,498
____________

(a)	Represents 50% of depreciation and amortization for TVPC for the years ended December 31, 2017 and 2016.

The following tables present a summary of our results of operations for the years ended December 31, 2017, 2016 and 2015, disaggregated to present the results of our operations and the pre-acquisition results of PNGPC, TVPC and the DCR Products Pipeline and Truck Rack, respectively. For purpose of the tables, PBF Logistics LP includes the post-close results of the Contributed Assets.

	Year Ended December 31, 2017
	PBF Logistics LP	PNGPC	Consolidated Results
	(In thousands)
Revenue:
Affiliate	$240,654	$—	$240,654
Third-party	14,159	—	14,159
Total revenue	254,813	—	254,813

Costs and expenses:
Operating and maintenance expenses	66,443	40	66,483
General and administrative expenses	16,284	—	16,284
Depreciation and amortization	23,721	110	23,831
Total costs and expenses	106,448	150	106,598

Income (loss) from operations	148,365	(150)	148,215

Other expense:
Interest expense, net	(31,875)	—	(31,875)
Amortization of loan fees and debt premium	(1,488)	—	(1,488)
Net income (loss)	$115,002	$(150)	$114,852

Reconciliation of EBITDA to net income (loss):
Net income (loss)	$115,002	$(150)	$114,852
Interest expense, net	31,875	—	31,875
Amortization of loan fees	1,488	—	1,488
Depreciation and amortization	23,721	110	23,831
EBITDA	172,086	(40)	172,046
Less: Predecessor EBITDA	—	(40)	(40)
Less: Noncontrolling interest EBITDA	20,002	—	20,002
EBITDA attributable to PBFX	152,084	—	152,084
Non-cash unit-based compensation expense	5,345	—	5,345
Cash interest	(33,050)	—	(33,050)
Maintenance capital expenditures	(4,596)	—	(4,596)
Distributable cash flow	$119,783	$—	$119,783

Reconciliation of distributable cash flow to net income (loss):
Net cash provided by (used in) operating activities:	$142,485	$(40)	$142,445
Change in operating assets and liabilities	3,071	—	3,071
Interest expense, net	31,875	—	31,875
Non-cash unit-based compensation expense	(5,345)	—	(5,345)
EBITDA	172,086	(40)	172,046
Less: Predecessor EBITDA	—	(40)	(40)
Less: Noncontrolling interest EBITDA	20,002	—	20,002
EBITDA attributable to PBFX	152,084	—	152,084
Non-cash unit-based compensation expense	5,345	—	5,345
Cash interest	(33,050)	—	(33,050)
Maintenance capital expenditures	(4,596)	—	(4,596)
Distributable cash flow	$119,783	$—	$119,783

	Year Ended December 31, 2016
	PBF Logistics LP	TVPC	PNGPC	Consolidated Results
	(In thousands)
Revenue:
Affiliate	$175,448	$—	$—	$175,448
Third-party	11,887	—	—	11,887
Total revenue	187,335	—	—	187,335

Costs and expenses:
Operating and maintenance expenses	41,317	2,845	401	44,563
General and administrative expenses	16,609	353	5	16,967
Depreciation and amortization	12,337	1,819	827	14,983
Total costs and expenses	70,263	5,017	1,233	76,513

Income (loss) from operations	117,072	(5,017)	(1,233)	110,822

Other expense:
Interest expense, net	(28,755)	—	—	(28,755)
Amortization of loan fees	(1,678)	—	—	(1,678)
Net income (loss)	$86,639	$(5,017)	$(1,233)	$80,389

Reconciliation of EBITDA to net income (loss):
Net income (loss)	$86,639	$(5,017)	$(1,233)	$80,389
Interest expense, net	28,755	—	—	28,755
Amortization of loan fees	1,678	—	—	1,678
Depreciation and amortization	12,337	1,819	827	14,983
EBITDA	129,409	(3,198)	(406)	125,805
Less: Predecessor EBITDA	—	(3,198)	(406)	(3,604)
Less: Noncontrolling interest EBITDA	7,498	—	—	7,498
EBITDA attributable to PBFX	121,911	—	—	121,911
Non-cash unit-based compensation expense	4,360	—	—	4,360
Cash interest	(28,844)	—	—	(28,844)
Maintenance capital expenditures	(2,920)	—	—	(2,920)
Distributable cash flow	$94,507	$—	$—	$94,507

Reconciliation of distributable cash flow to net income (loss):
Net cash provided by (used in) operating activities:	$99,971	$(353)	$(406)	$99,212
Change in operating assets and liabilities	5,043	(2,845)	—	2,198
Interest expense, net	28,755	—	—	28,755
Non-cash unit-based compensation expense	(4,360)	—	—	(4,360)
EBITDA	129,409	(3,198)	(406)	125,805
Less: Predecessor EBITDA	—	(3,198)	(406)	(3,604)
Less: Noncontrolling interest EBITDA	7,498	—	—	7,498
EBITDA attributable to PBFX	121,911	—	—	121,911
Non-cash unit-based compensation expense	4,360	—	—	4,360
Cash interest	(28,844)	—	—	(28,844)
Maintenance capital expenditures	(2,920)	—	—	(2,920)
Distributable cash flow	$94,507	$—	$—	$94,507

	Year Ended December 31, 2015
	PBF Logistics LP	DCR Products Pipeline and Truck Rack	PNGPC	Consolidated Results
	(In thousands)
Revenue:
Affiliate	$138,719	$3,383	$—	$142,102
Third-party	—	—	—	—
Total revenue	138,719	3,383	—	142,102

Costs and expenses:
Operating and maintenance expenses	23,890	1,365	406	25,661
General and administrative expenses	13,408	481	9	13,898
Depreciation and amortization	6,306	276	1,102	7,684
Total costs and expenses	43,604	2,122	1,517	47,243

Income (loss) from operations	95,115	1,261	(1,517)	94,859

Other (expense) income:
Interest expense, net	(19,952)	13	—	(19,939)
Amortization of loan fees	(1,315)	—	—	(1,315)
Net income (loss)	$73,848	$1,274	$(1,517)	$73,605

Reconciliation of EBITDA to net income (loss):
Net income (loss)	$73,848	$1,274	$(1,517)	$73,605
Interest expense, net	19,952	(13)	—	19,939
Amortization of loan fees	1,315	—	—	1,315
Depreciation and amortization	6,306	276	1,102	7,684
EBITDA	101,421	1,537	(415)	102,543
Less: Predecessor EBITDA	—	1,537	(415)	1,122
EBITDA attributable to PBFX	101,421	—	—	101,421
Non-cash unit-based compensation expense	4,279	—	—	4,279
Cash interest	(19,952)	—	—	(19,952)
Maintenance capital expenditures	(1,826)	—	—	(1,826)
Distributable cash flow	$83,922	$—	$—	$83,922

Reconciliation of distributable cash flow to net income (loss):
Net cash provided by (used in) operating activities:	$77,307	$1,239	$(415)	$78,131
Change in operating assets and liabilities	8,441	311	—	8,752
Interest expense, net	19,952	(13)	—	19,939
Non-cash unit-based compensation expense	(4,279)	—	—	(4,279)
EBITDA	101,421	1,537	(415)	102,543
Less: Predecessor EBITDA	—	1,537	(415)	1,122
EBITDA attributable to PBFX	101,421	—	—	101,421
Non-cash unit-based compensation expense	4,279	—	—	4,279
Cash interest	(19,952)	—	—	(19,952)
Maintenance capital expenditures	(1,826)	—	—	(1,826)
Distributable cash flow	$83,922	$—	$—	$83,922

Summary. Our net income for the year ended December 31, 2017 increased approximately $34.5 million, or 42.9%, to $114.9 million from $80.4 million for the year ended December 31, 2016. The increase in net income was primarily due to the following:

•
an increase in revenues of approximately $67.5 million, or 36.0%, to $254.8 million, which was primarily attributable to the full year operations of the Torrance Valley Pipeline and the East Coast Terminals, the acquisition of the Toledo Products Terminal in April 2017, a new service agreement entered into between PNGPC and PRC upon the commencement of the Paulsboro Natural Gas Pipeline in August 2017, Chalmette Storage Tank commencing service in November 2017;

•
a decrease in general and administrative expenses of approximately $0.7 million, or 4.0%, as a result of lower acquisition related costs, partially offset by higher unit-based compensation expense and higher fees associated with the Omnibus Agreement;

•	partially offset by the following:

◦
an increase in operating and maintenance expenses of approximately $21.9 million, or 49.2%, as a result of increased operating and maintenance expense for the Torrance Valley Pipeline of approximately $18.5 million and the East Coast Terminals of approximately $6.2 million, as well as expenses of approximately $1.1 million related to the Toledo Products Terminal subsequent to our acquisition, partially offset by a decrease in outside services of approximately $3.8 million mainly due to lower throughput across our other assets including the DCR Rail Terminal and the DCR West Rack;

◦
an increase in depreciation and amortization expenses of approximately $8.8 million, or 59.1%, related to the timing of acquisitions and new assets being placed in service related to the East Coast Terminals, the Torrance Valley Pipeline, the Paulsboro Natural Gas Pipeline and the Chalmette Storage Tank; and

◦
an increase in interest expense, net of approximately $3.1 million, or 10.9%, which was attributable to the interest costs associated with the new 2023 Notes, higher borrowings under our Revolving Credit Facility for a majority of the year and the Affiliate Note Payable.

Our net income for the year ended December 31, 2016 increased approximately $6.8 million, or 9.2%, to $80.4 million from $73.6 million for the year ended December 31, 2015. The increase in net income was primarily due to the following:

•
an increase in revenues of approximately $45.2 million, or 31.8%, to $187.3 million, which was attributable to the East Coast Terminals operations, commercial agreements with PBF Energy related to the Torrance Valley Pipeline entered into in September 2016 and the DCR Products Pipeline and Truck Rack entered into in May 2015 and higher storage capacity at the Toledo Storage Facility;

•	partially offset by the following:

◦
an increase in operating and maintenance expenses of approximately $18.9 million, or 73.7%, as a result of increased costs associated with the East Coast Terminals of approximately $7.7 million and the Torrance Valley Pipeline of approximately $12.6 million (which includes Predecessor expenses of approximately $2.8 million from July 1, 2016 through our acquisition), an increase in salary and benefits expenses of approximately $0.4 million, partially offset by a decrease in outside services, insurance, and utility expenses of approximately $1.8 million;

◦
an increase in general and administrative expenses of approximately $3.1 million, or 22.1%, as a result of increases in acquisition costs related to the Plains Asset Purchase and the TVPC Acquisition and other overhead costs of approximately $3.5 million, partially offset by a decrease in reimbursable expenses associated with the Omnibus Agreement of approximately $0.4 million;

◦	an increase in depreciation and amortization expenses of approximately $7.3 million, or 95.0%, related to the timing of acquisitions and new assets being placed in service;

◦
an increase in interest expense, net of approximately $8.8 million, or 44.2%, which was attributable to the interest costs associated with the initial 2023 Notes issued in May 2015 and higher borrowings under our Revolving Credit Facility; and

◦	an increase in amortization of loan fees of approximately $0.4 million, or 27.6%, due to the amortization of capitalized debt issuance costs associated with the initial 2023 Notes.

Operating Segments

We review operating results in two reportable segments: (i) Transportation and Terminaling; and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net revenue less operating expenses and depreciation and amortization. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is further discussed in Note 12 “Segment Information” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Transportation and Terminaling Segment

The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except as noted)
Revenue:
Affiliate	$217,404	$153,637	$120,750
Third-party	14,159	11,887	—
Total revenue	231,563	165,524	120,750

Costs and expenses:
Operating and maintenance expenses	58,847	35,875	17,483
Depreciation and amortization	21,077	12,555	5,045
Total costs and expenses	79,924	48,430	22,528
Transportation and Terminaling Segment Operating Income	$151,639	$117,094	$98,222

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd)*	204,833	164,210	106,091
Lease tank capacity (average lease capacity barrels per month)	2,089,529	2,023,304	N/A
Pipelines
Total throughput (bpd)*	140,900	149,831	46,065
Lease tank capacity (average lease capacity barrels per month)	1,250,930	1,439,846	N/A
____________

(*)	Calculated as the sum of the average throughput per day for each asset group for the period presented.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue. Revenue increased approximately $66.0 million, or 39.9%, to $231.6 million for the year ended December 31, 2017 compared to $165.5 million for the year ended December 31, 2016. The increase in revenue was primarily attributable to the full year operations of the Torrance Valley Pipeline and the East Coast Terminals, the acquisition of the Toledo Products Terminal in April 2017 and a new service agreement entered into between PNGPC and PRC upon the commencement of operations of the Paulsboro Natural Gas Pipeline in August 2017. Prior to the acquisition of the Torrance Valley Pipeline, that asset was part of the integrated operations of PBF Energy and the operation of that asset did not generate third-party or inter-entity revenue. Additionally, subsequent to the closing of the Plains Asset Purchase, we have begun to generate third-party revenue related to the East Coast Terminals.

Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately $23.0 million, or 64.0%, to $58.8 million for the year ended December 31, 2017 compared to approximately $35.9 million for the year ended December 31, 2016. The increase in operating and maintenance expenses was primarily attributable to full year operations of Torrance Valley Pipeline and the East Coast Terminals (an increase of approximately $18.5 million and approximately $6.2 million, respectively), expenses of approximately $1.1 million related to the Toledo Products Terminal subsequent to our acquisition, partially offset by a decrease of operating and maintenance expenses of approximately $2.8 million mainly due to lower throughput across our other assets, including the DCR Rail Terminal and DCR West Rack.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $8.5 million, or 67.9%, to $21.1 million for the year ended December 31, 2017 compared to approximately $12.6 million for the year ended December 31, 2016. The increase in depreciation and amortization expense was primarily attributable to increased depreciation and amortization expense of $1.7 million associated with the East Coast Terminals acquired in April 2016, $5.4 million associated with the Torrance Valley Pipeline acquired in August 2016, $0.3 million associated with the Toledo Products Terminal and an aggregate increase of $1.1 million across our other assets.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue. Revenue increased approximately $44.8 million, or 37.1%, to $165.5 million for the year ended December 31, 2016 compared to $120.8 million for the year ended December 31, 2015. The increase in revenue was primarily attributable to the acquisition of the East Coast Terminals and Torrance Valley Pipeline and related commercial agreements with PBF Energy, offset by the acquisition of the DCR Products Pipeline and Truck Rack and related commercial agreements with PBF Energy. Prior to the acquisition of the Torrance Valley Pipeline and the DCR Products Pipeline and Truck Rack, those assets were a part of the integrated operations of PBF Energy and the operation of those assets did not generate third-party or inter-entity revenue, with the exception of the DCR Products Pipeline. Additionally, subsequent to the closing of the Plains Asset Purchase, we have begun to generate third-party revenue related to the East Coast Terminals.

Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately $18.4 million, or 105.2%, to $35.9 million for the year ended December 31, 2016 compared to $17.5 million for the year ended December 31, 2015. The increase in operating and maintenance expenses was primarily attributable to the acquisition of the Torrance Valley Pipeline (approximately $12.6 million, including Predecessor expenses of approximately $2.8 million from July 1, 2016 through our acquisition) and the East Coast Terminals (approximately $7.7 million), partially offset by a decrease of operating and maintenance expenses of approximately $2.8 million mainly due to lower throughput at our other assets.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $7.5 million, or 148.9%, to $12.6 million for the year ended December 31, 2016 compared to $5.0 million for the year ended December 31, 2015. The increase in depreciation and amortization expense was primarily attributable to approximately $2.3 million of depreciation associated with the East Coast Terminals acquired in April 2016 and approximately $5.5 million of depreciation (which includes depreciation from July 1, 2016 through our acquisition) associated with the Torrance Valley Pipeline acquired in August 2016, partially offset by a decrease of approximately $0.3 million of depreciation and amortization expense associated with the Paulsboro Natural Gas Pipeline.

Storage Segment

The following table and discussion is an explanation of our results of operations of the Storage segment for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except as noted)
Revenue:
Affiliate	$23,250	$21,811	$21,352
Third-party	—	—	—
Total revenue	23,250	21,811	21,352

Costs and expenses:
Operating and maintenance expenses	7,636	8,688	8,178
Depreciation and amortization	2,754	2,428	2,639
Total costs and expenses	10,390	11,116	10,817
Storage Segment Operating Income	$12,860	$10,695	$10,535

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)*	4,363,630	3,635,236	3,558,745
____________

(*)	Storage capacity is based on tanks in service and average shell capacity available during the period.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue. Revenue increased approximately $1.4 million, or 6.6%, to $23.3 million for the year ended December 31, 2017 compared to $21.8 million for the year ended December 31, 2016. The increase in revenue was primarily attributable to higher storage capacity at the Toledo Storage Facility, as well as the Chalmette Storage Tank commencing service in November 2017.

Operating and Maintenance Expenses. Operating and maintenance expenses decreased approximately $1.1 million, or 12.1%, to $7.6 million for the year ended December 31, 2017 compared to $8.7 million for the year ended December 31, 2016. The decrease in operating and maintenance expenses was primarily attributable to lower maintenance activity.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $0.3 million, or 13.4%, to $2.8 million for the year ended December 31, 2017 compared to $2.4 million for the year ended December 31, 2016. The increase in depreciation and amortization expense was primarily attributable to the Chalmette Storage Tank being placed in service in 2017.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue. Revenue increased approximately $0.5 million, or 2.1%, to $21.8 million for the year ended December 31, 2016 compared to $21.4 million for the year ended December 31, 2015. The increase in revenue was primarily attributable to higher storage capacity at the Toledo Storage Facility.

Operating and Maintenance Expenses. Operating and maintenance expenses increased approximately $0.5 million, or 6.2%, to $8.7 million for the year ended December 31, 2016 compared to $8.2 million for the year ended December 31, 2015. The increase in operating and maintenance expenses was primarily attributable to higher maintenance and material expense of approximately $1.1 million, partially offset by a decrease in outside services of approximately $0.5 million.

Depreciation and amortization. Depreciation and amortization expense remained relatively consistent at $2.4 million for the year ended December 31, 2016 compared to $2.6 million for the year ended December 31, 2015, a decrease of approximately $0.2 million, or 8.0%.

Liquidity and Capital Resources

During 2016, we funded the Plains Asset Purchase and the TVPC Acquisition using approximately $20.0 million of cash on hand, approximately $174.5 million in proceeds from the sale of marketable securities and approximately $78.8 million in net proceeds from PBFX’s public offering of common units in August 2016. We borrowed approximately $174.7 million of additional debt under our Revolving Credit Facility to repay approximately $174.5 million outstanding under the Term Loan in order to release the approximately $174.5 million in marketable securities that had collateralized the Term Loan. Additionally, we borrowed approximately $20.0 million of incremental debt under our Revolving Credit Facility to repay approximately $20.0 million outstanding under the Term Loan in order to release approximately $20.0 million in marketable securities that had collateralized the Term Loan to fund capital expenditures during 2016.

During 2017, we funded the PNGPC Acquisition and the Toledo Products Terminal Acquisition using $10.0 million of cash on hand and the Affiliate Note Payable in the amount of $11.6 million. We fully repaid the remaining outstanding balance of the Term Loan and the Affiliate Note Payable in March and December, respectively. Additionally, we issued the new 2023 Notes for $175.0 million in October and used the net proceeds of the new 2023 Notes to repay a portion of our existing Revolving Credit Facility and for general partnership purposes.

Refer to Note 3 “Acquisitions” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K for additional information.

At December 31, 2017, we had approximately $29.7 million of borrowings and approximately $3.6 million of letters of credit outstanding under the Revolving Credit Facility and approximately $525.0 million of outstanding 2023 Notes.

In addition to the retention of proceeds from our commercial and service agreements with PBF Holding, we expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our Revolving Credit Facility and the issuance of additional debt and equity securities as appropriate given market conditions. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. We have sold our U.S. Treasury securities over time to fund our capital expenditures. As a result, our U.S. Treasury securities, coupled with the availability under our Revolving Credit Facility, initially provided us with the ability to fund capital expenditures without increasing the net amount of our outstanding borrowings. All of our U.S. Treasury securities have been liquidated as of December 31, 2017. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and distributions on our units, as well as make future acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness.

We have paid, and intend to continue to pay, at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $12.8 million per quarter and approximately $51.2 million per year based on the number of common units and associated IDRs outstanding as of December 31, 2017.

The tables below summarize our 2017 and 2016 quarterly distributions related to our quarterly financial results:

Quarter Ended	Declaration Date	Quarterly Distribution per Common and Subordinated Unit	Quarterly Distribution per Common and Subordinated Unit, Annualized	Total Cash Distribution (in thousands) (a)
December 31, 2017	February 15, 2018	$0.4850	$1.9400	$23,045
September 30, 2017	November 2, 2017	0.4800	1.9200	22,636
June 30, 2017	August 3, 2017	0.4700	1.8800	21,797
March 31, 2017	May 4, 2017	0.4600	1.8400	20,938
December 31, 2016	February 16, 2017	0.4500	1.8000	20,059
September 30, 2016	October 28, 2016	0.4400	1.7600	19,486
June 30, 2016	July 29, 2016	0.4300	1.7200	16,944
March 31, 2016	April 28, 2016	0.4200	1.6800	16,419
____________

(a)
Cash distributions are paid in the quarter subsequent to the period in which the distributions are earned. For the quarter ended December 31, 2017, total cash distribution was estimated based on vested shares outstanding at the close of business on February 15, 2018, our date of declaration. We do not expect the actual distribution to be materially different.

Expiration of Subordination Period

On June 1, 2017, the requirements under our partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, each of our 15,886,553 outstanding subordinated units converted on a one-on-one basis into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of our outstanding units representing limited partner interests. Refer to Notes 7 “Equity” and 9 “Net Income per Unit” in our Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Credit Facilities

Concurrent with the closing of the Offering, we entered into the Revolving Credit Facility and the Term Loan, each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The maximum amount of the Revolving Credit Facility was increased from approximately $325.0 million to approximately $360.0 million in May 2016. We have the ability to further increase the maximum amount of the Revolving Credit Facility by approximately an additional $240.0 million, to a total facility size of approximately $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. See Note 5 “Debt” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for further information regarding the Revolving Credit Facility and the Term Loan, as well as information pertaining to corresponding financial and other covenants. We are in compliance with our financial and other covenants as of December 31, 2017. During March 2017, we fully repaid the remaining outstanding balance of the Term Loan.

Senior Notes

On May 12, 2015, we and our wholly-owned subsidiary, PBF Logistics Finance Corporation, a Delaware corporation (“PBF Finance,” and together with us, the “Issuers”), issued approximately $350.0 million aggregate principal amount of the initial 2023 Notes. The initial purchasers in the offering purchased approximately $330.1 million aggregate principal amount of the initial 2023 Notes and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining approximately $19.9 million aggregate principal amount of the initial 2023 Notes. The Issuers received net proceeds of approximately $343.0 million from the offering after deducting the initial purchasers’ discount and offering expenses.

On October 6, 2017, we issued $175.0 million in aggregate principal amount of the new 2023 Notes. The new 2023 Notes were issued under the indenture governing the initial 2023 Notes.

The 2023 Notes are guaranteed on a senior unsecured basis by all of our subsidiaries. In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. We have the optional redemption right to repurchase all or a portion of the 2023 Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the 2023 Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in the event of a default as defined in the indenture agreement. In addition, the 2023 Notes contain covenant restrictions limiting our and our restricted subsidiaries’ ability to make certain types of investments, incur additional debt or preferred equity issuances, create liens, make certain payments, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. We are in compliance with the covenants as of December 31, 2017.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$142,445	$99,212	$78,131
Net cash (used in) provided by investing activities	(49,515)	72,893	(2,806)
Net cash used in financing activities	(137,487)	(126,562)	(70,812)
Net change in cash and cash equivalents	$(44,557)	$45,543	$4,513

Cash Flows from Operating Activities

Net cash provided by operating activities increased approximately $43.2 million to $142.4 million for the year ended December 31, 2017 compared to $99.2 million for the year ended December 31, 2016. The increase in net cash provided by operating activities was primarily the result of net income and non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium and unit-based compensation of approximately $145.5 million for the year ended December 31, 2017, compared to approximately $101.4 million for the year ended December 31, 2016 and a net decrease in the net changes in operating assets and liabilities of approximately $0.9 million primarily driven by the timing of collection of accounts receivables and liability payments.

Net cash provided by operating activities increased approximately $21.1 million to $99.2 million for the year ended December 31, 2016 compared to $78.1 million for the year ended December 31, 2015. The increase in net cash provided by operating activities was primarily the result of net income and non-cash charges relating to depreciation and amortization, amortization of loan fees and unit-based compensation of approximately $101.4 million for the year ended December 31, 2016, compared to approximately $86.9 million for the year ended December 31, 2015 and a net increase in the net changes in operating assets and liabilities of approximately $6.6 million primarily driven by the timing of collection of accounts receivables and liability payments.

Cash Flows from Investing Activities

Net cash used in investing activities changed by approximately $122.4 million to $49.5 million for the year ended December 31, 2017 compared to cash flows provided by investing activities of $72.9 million for the year ended December 31, 2016. Net cash used in investing activities for the year ended December 31, 2017 consisted of capital expenditures of approximately $89.5 million, inclusive of the pre-acquisition Paulsboro Natural Gas Pipeline project spend and the Toledo Products Terminal Acquisition, partially offset by the net liquidation of approximately $40.0 million in marketable securities. Net cash provided by investing activities for the year ended December 31, 2016 consisted of the net sale of approximately $194.2 million in marketable securities, partially offset by capital expenditures of approximately $121.4 million, inclusive of the acquisition of the East Coast Terminals and the pre-acquisition Paulsboro Natural Gas Pipeline project spend.

Net cash provided by investing activities changed by approximately $75.7 million to $72.9 million for the year ended December 31, 2016 compared to cash flows used in investing activities of $2.8 million for the year ended December 31, 2015. Net cash provided by investing activities for the year ended December 31, 2016 consisted of the net liquidation of approximately $194.2 million in marketable securities, partially offset by capital expenditures of approximately $121.4 million, inclusive of the acquisition of the East Coast Terminals, during the year ended December 31, 2016. Net cash used in investing activities for the year ended December 31, 2015 consisted of capital expenditures of approximately $3.5 million, partially offset by the net sale of approximately $0.7 million in marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities increased approximately $10.9 million to $137.5 million for the year ended December 31, 2017 compared to $126.6 million for the year ended December 31, 2016. The increase in net cash used in financing activities was primarily the result of net repayment of our Revolving Credit Facility of approximately $159.5 million, distributions to unitholders of approximately $85.4 million, repayment of our Term Loan of approximately $39.7 million, distributions to TVPC members of approximately $21.5 million, repayment of our Affiliate Note Payable of approximately $11.6 million and deferred financing costs of approximately $3.7 million, partially offset by the proceeds from the issuance of the new 2023 Notes of approximately $178.5 million and a contribution from our parent of approximately $5.5 million related to the 2017 pre-acquisition activities of PNGPC. Net cash used in financing activities for the year ended December 31, 2016 consisted of repayment of our Term Loan of approximately $194.5 million, distributions to PBF LLC related to Acquisitions from PBF of approximately $175.0 million and distributions to unitholders of approximately $67.5 million, partially offset by net borrowings of our Revolving Credit Facility of approximately $164.7 million, net proceeds from PBFX’s public offerings of common units in April 2016 and August 2016 of approximately $138.4 million and contributions from our parent of approximately $7.4 million related to the pre-acquisition activities of TVPC and PNGPC.

Net cash used in financing activities increased approximately $55.8 million to approximately $126.6 million for the year ended December 31, 2016 compared to approximately $70.8 million for the year ended December 31, 2015. The increase in net cash used in financing activities was primarily the result of repayment of our Term Loan of approximately $194.5 million, distributions to PBF LLC related to Acquisitions from PBF of approximately $175.0 million and distributions to unitholders of approximately $67.5 million, partially offset by net borrowings of our Revolving Credit Facility of approximately $164.7 million, net proceeds from PBFX’s public offerings of common units in April 2016 and August 2016 of approximately $138.4 million and a contribution from our parent of approximately $7.4 million related to the pre-acquisition activities of TVPC and PNGPC. Cash flows used in financing activities for the year ended December 31, 2015 consisted of net repayment of our Revolving Credit Facility of approximately $250.6 million, a distribution to PBF LLC related to the acquisition of the DCR Products

Pipeline and Truck Rack of approximately $112.5 million, distributions to unitholders of approximately $49.5 million, a distribution to parent of approximately $1.0 million related to the pre-acquisition activity of the DCR Products Pipeline and Truck Rack, repayment of our Term Loan of approximately $0.7 million, and deferred financing costs of approximately $8.3 million, partially offset by the proceeds from the issuance of the 2023 Notes of approximately $350.0 million and a contribution from our parent of approximately $1.9 million related to the pre-acquisition activities of PNGPC.

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

Capital expenditures for the past three years were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Expansion	$84,943	$118,431	$1,677
Maintenance	4,596	2,920	1,826
Total capital expenditures	$89,539	$121,351	$3,503

For the year ended December 31, 2017, our capital expenditures were primarily incurred for the construction of the Paulsboro Natural Gas Pipeline and the Chalmette Storage Tank, the acquisitions of the Paulsboro Natural Gas Pipeline and the Toledo Products Terminal and the maintenance of the Toledo Storage Facility, the East Coast Terminals and the Torrance Valley Pipeline. For the year ended December 31, 2016, our capital expenditures were primarily incurred for the expansion of the DCR Products Pipeline, the acquisition of the East Coast Terminals and the maintenance of the Toledo Storage Facility and the DCR Products Pipeline. For the year ended December 31, 2015, our capital expenditures were primarily incurred for the pre-acquisition expansion of the Toledo Storage Facility and the maintenance of the DCR Products Pipeline and the Toledo Storage Facility.

We currently expect to spend an aggregate of between approximately $20.0 million and $25.0 million during 2018 for capital expenditures, of which between approximately $13.0 million and $18.0 million relate to maintenance or regulatory capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under our Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2018.

We have sold our U.S. Treasury securities over time to fund our capital expenditures. In March 2017, we fully repaid our Term Loan and, as a result, such securities were no longer used to secure our obligation. We may also rely on external sources including other borrowings under our Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion.

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

Contractual Obligations

Information regarding our contractual obligations of the types described below as of December 31, 2017, is set forth in the following table:

	Payments Due by Period
	Totals	2018	2019 and 2020	2021 and 2022	2023 and Beyond
	(In thousands)

Long-term debt obligations (1)	$554,700	$—	$29,700	$—	$525,000
Interest (2)	201,445	38,227	72,983	72,188	18,047
Affiliate - services agreements (3)	117,832	13,596	27,192	27,192	49,852
Environmental obligations (4)	2,343	506	500	500	837
Operating leases and other (5)	10,780	1,761	1,526	1,240	6,253
Total obligations	$887,100	$54,090	$131,901	$101,120	$599,989
____________________

(1)	No principal amounts are due under our Revolving Credit Facility and 2023 Notes until May 2019 and 2023, respectively.

(2)
Includes interest on our Revolving Credit Facility and 2023 Notes based on outstanding indebtedness as of December 31, 2017. Includes commitment fees on the Revolving Credit Facility through May 2019 using rates in effect at December 31, 2017.

(3)
Includes annual fixed payments under the Omnibus Agreement and the Services Agreement, as well as an estimate of approximately $2.0 million annually of obligations under the Omnibus Agreement to reimburse PBF LLC for salaries and benefit costs of employees who devote more than 50% of their time to us. Obligations under these agreements are expected to continue through the terms of our existing commercial agreements.

(4)
Includes environmental liabilities associated with the East Coast Terminals and the Torrance Valley Pipeline. In accordance with the Contribution Agreement for TVPC, PBF Holding has indemnified us for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events.

(5)	Includes operating leases and rental and franchise payments to secure right of way access across certain East Coast Terminals and Torrance Valley Pipeline assets with various terms and tenures.

Effects of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Environmental Liabilities

Contaminations resulting from spills of crude oil or petroleum products are not unusual within the petroleum terminaling or transportation industries. Historic spills at truck and rail racks and terminals, as a result of past operations, have resulted in contamination of the environment, including soils and groundwater.

Pursuant to the Contribution Agreements entered into in connection with the Offering and the Acquisitions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor’s properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of the Offering and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for (i) certain events and conditions associated with the ownership or operation of our assets that occur, as applicable, after the closing of the each Acquisition from PBF (including the Offering), and (ii) environmental liabilities related to our assets if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of us or our employees, including those seconded to us. As a result, we may incur environmental expenses in the future, which may be substantial.

In connection with the Plains Asset Purchase, the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250,000 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period.

As of December 31, 2017, we have recorded a total liability related to environmental remediation costs of $2.2 million related to the Plains Asset Purchase and the TVPC Acquisition. Refer to Note 10 “Commitments and Contingencies” in our Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

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

The Acquisitions from PBF were transfers between entities under common control. Accordingly, we recorded the assets that were acquired from PBF Energy on our consolidated balance sheet at PBF Energy’s historical carrying value rather than fair value.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This new guidance supersedes the revenue recognition requirements in FASB Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific guidance. We have completed our evaluation of the provisions of this standard and concluded that our adoption will not materially change the amount or timing of revenues recognized by us, nor will it materially affect our financial position. We have adopted this new standard effective January 1, 2018, using the modified retrospective application, whereby a cumulative effect adjustment will be recognized upon adoption, if applicable, and the guidance will be applied prospectively. We do not, however, expect to make such an adjustment to partners’ capital as we have determined any such adjustment to not be material. We are currently developing our revenue disclosures and enhancing our accounting systems to enable the preparation of such disclosures. Certain of our commercial agreements are considered operating leases under GAAP. The scope of Topic 606 does not extend to revenues generated by lease arrangements; therefore, lease revenues generated by us will continue to be accounted for under existing lease accounting standards and will be reflected in a separate revenue line item on our statements of income.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide additional clarification and implementation guidance for leases related to ASU 2016-02 including ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”) (collectively, we refer to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”). The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. ASU 2018-01 provides a practical expedient whereby land easements (also known as “rights of way”) that are not accounted for as leases under existing GAAP would not need to be evaluated under ASU 2016-02; however the Updated Lease Guidance would apply prospectively to all new or modified land easements after the effective date of ASU 2016-02. In January 2018, the FASB issued a proposed ASU that would provide an additional transition method for the Updated Lease Guidance for lessees and a practical expedient for lessors. As proposed, this additional transition method would allow lessees to initially apply the requirements of ASU 2016-02 by recognizing a cumulative-effect adjustment to partners’ capital in the period of adoption. The proposed practical expedient would allow lessors to not separate non-lease components from the related lease components in certain situations. Assuming the proposed ASU is approved after the comment period, the proposed ASU would have the same effective date as ASU 2016-02. While early adoption is permitted, we will not early adopt the Updated Lease Guidance. We have established a working group to study and lead implementation of the Updated Lease Guidance. This working group has been meeting on a regular basis and has instituted a preliminary task plan designed to meet the implementation deadline for ASU 2016-02. We have evaluated and purchased a lease software system and have begun implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on our consolidated financial statements and related disclosures. At this time, we have identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases onto our balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases. While the assessment of the impacts arising from this standard is progressing, we have not fully determined the impacts on our business processes, controls or financial statement disclosures at this time.

Refer to Note 2 “Summary of Accounting Policies” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional Recently Issued Accounting Pronouncements.

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

Debt that we incur under our Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At December 31, 2017, we had $29.7 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $2.3 million change in our interest expense, assuming we were to borrow all $360.0 million available under our Revolving Credit Facility.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PBF Logistics GP LLC and
Unitholders of PBF Logistics LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PBF Logistics LP and subsidiaries (the "Partnership") as of December 31, 2017 and 2016, the related consolidated statements of operations, partners’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 22, 2018

We have served as the Partnership's auditor since 2013.

PBF LOGISTICS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$19,664	$64,221
Marketable securities - current	—	40,024
Accounts receivable - affiliates	40,817	37,863
Accounts receivable	1,423	4,294
Prepaids and other current assets	1,793	1,657
Total current assets	63,697	148,059
Property, plant and equipment, net	673,823	608,802
Other non-current assets	30	—
Total assets	$737,550	$756,861
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$8,352	$7,631
Accounts payable and accrued liabilities	19,794	20,871
Current portion of long-term debt	—	39,664
Deferred revenue	1,438	952
Total current liabilities	29,584	69,118
Long-term debt	548,793	532,011
Other long-term liabilities	2,078	3,161
Total liabilities	580,455	604,290

Commitments and contingencies (Note 10)

Equity:
Net investment - Predecessor	—	6,231
Common unitholders (41,900,708 and 25,844,118 units issued and outstanding, as of December 31, 2017 and 2016, respectively)(1)	(17,544)	241,275
Subordinated unitholder - PBF LLC (0 and 15,886,553 units issued and outstanding, as of December 31, 2017 and 2016, respectively)	—	(276,083)
IDR holder - PBF LLC	2,736	1,266
Total PBF Logistics LP equity	(14,808)	(27,311)
Noncontrolling interest	171,903	179,882
Total equity	157,095	152,571
Total liabilities and equity	$737,550	$756,861

(1) Subsequent to the conversion of the PBFX subordinated units held by PBF LLC, common units held by the public and PBF LLC are shown in total. Refer to Notes 7 “Equity” and 9 “Net Income per Unit” in the accompanying Notes to Consolidated Financial Statements for further discussion regarding the subordinated units’ conversion.

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2017	2016	2015

Revenue:
Affiliate	$240,654	$175,448	$142,102
Third-party	14,159	11,887	—
Total revenue	254,813	187,335	142,102

Costs and expenses:
Operating and maintenance expenses	66,483	44,563	25,661
General and administrative expenses	16,284	16,967	13,898
Depreciation and amortization	23,831	14,983	7,684
Total costs and expenses	106,598	76,513	47,243

Income from operations	148,215	110,822	94,859

Other expense:
Interest expense, net	(31,875)	(28,755)	(19,939)
Amortization of loan fees and debt premium	(1,488)	(1,678)	(1,315)
Net income	114,852	80,389	73,605
Less: Net loss attributable to Predecessor	(150)	(6,250)	(243)
Less: Net income attributable to noncontrolling interest	14,565	5,679	—
Net income attributable to the partners	100,437	80,960	73,848
Less: Net income attributable to the IDR holder	9,055	4,031	—
Net income attributable to PBF Logistics LP unitholders	$91,382	$76,929	$73,848

Net income per limited partner unit(1):
Common units - basic	$2.17	$2.01	$2.18
Common units - diluted	2.17	2.01	2.18
Subordinated units - basic and diluted	2.15	2.01	2.18
Weighted-average limited partner units outstanding(1):
Common units - basic	35,505,446	22,288,118	17,956,152
Common units - diluted	35,568,760	22,338,784	17,956,152
Subordinated units - basic and diluted	6,572,245	15,886,553	15,886,553

(1) PBFX bases its calculation of net income per limited partner unit on the weighted-average number of limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflects the conversion of the subordinated units to common units on June 1, 2017. Refer to Notes 7 “Equity” and 9 “Net Income per Unit” in the accompanying Notes to Consolidated Financial Statements for further discussions.

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in thousands)

	Net Investment	Common Units	Subordinated Units - PBF LCC	IDR	Noncontrolling Interest	Total
Balance at January 1, 2015	$15,745	$168,582	$(288,875)	$—	$—	$(104,548)
Net loss attributable to PNGPC	(1,517)	—	—	—	—	(1,517)
Sponsor contributions	1,872	—	—	—	—	1,872
Net income attributable to DCR Products Pipeline and Truck Rack	1,274	—	—	—	—	1,274
Allocation of DCR Products Pipeline and Truck Rack assets acquired to unitholders	(15,975)	15,975	—	—	—	—
Distribution from DCR Products Pipeline and Truck Rack	(1,012)	—	—	—	—	(1,012)
Distributions to PBF LLC related to the DCR Products Pipeline and Truck Rack Acquisition	—	(112,500)	—	—	—	(112,500)
Quarterly distributions to unitholders (including IDRs)	—	(26,740)	(22,876)	(535)	—	(50,151)
Net income attributable to the partners	—	39,191	34,657	—	—	73,848
Contributions from PBF LLC	—	3,256	—	—	—	3,256
Unit-based compensation expense	—	4,279	—	—	—	4,279
Other	—	(89)	—	—	—	(89)
Balance at December 31, 2015	$387	$91,954	$(277,094)	$(535)	$—	$(185,288)
Net loss attributable to PNGPC	(1,233)	—	—	—	—	(1,233)
Net loss attributable to TVPC	(5,017)	—	—	—	—	(5,017)
Sponsor contributions	358,552	—	—	—	—	358,552
Allocation of TVPC assets acquired to unitholders	(346,458)	174,650	(2,158)	—	173,966	—
Distributions to PBF LLC related to the TVPC Acquisition	—	(175,000)	—	—	—	(175,000)
Quarterly distributions to unitholders (including IDRs)	—	(38,088)	(27,006)	(3,348)	—	(68,442)
Net proceeds from public offering	—	138,378	—	—	—	138,378
Net income attributable to the partners	—	45,010	31,919	4,031	5,679	86,639
Contributions from PBF LLC	—	15	—	—	—	15
Unit-based compensation expense	—	4,360	—	—	—	4,360
Other	—	(4)	(1,744)	1,118	237	(393)
Balance at December 31, 2016	$6,231	$241,275	$(276,083)	$1,266	$179,882	$152,571

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (Continued)
(in thousands)

	Net Investment	Common Units	Subordinated Units - PBF LLC	IDR	Noncontrolling Interest	Total
Balance at January 1, 2017	$6,231	$241,275	$(276,083)	$1,266	$179,882	$152,571
Net loss attributable to PNGPC	(150)	—	—	—	—	(150)
Sponsor contributions	5,457	—	—	—	—	5,457
Allocation of PNGPC assets acquired to unitholders	(11,538)	11,592	(54)	—	—	—
Distributions to PBF LLC related to the PNGPC Acquisition	—	(11,600)	—	—	—	(11,600)
Quarterly distributions to unitholders (including IDRs)	—	(64,515)	(14,457)	(7,584)	—	(86,556)
Distributions to TVPC members	—	—	—	—	(21,544)	(21,544)
Net income attributable to the partners	—	77,219	14,163	9,055	14,565	115,002
Unit-based compensation expense	—	5,345	—	—	—	5,345
Contributions from PBF LLC	—	527	—	—	—	527
Subordinated units conversion to common units	—	(276,433)	276,433	—	—	—
Other	—	(954)	(2)	(1)	(1,000)	(1,957)
Balance at December 31, 2017	$—	$(17,544)	$—	$2,736	$171,903	$157,095

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income	$114,852	$80,389	$73,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,831	14,983	7,684
Amortization of loan fees and debt premium	1,488	1,678	1,315
Unit-based compensation expense	5,345	4,360	4,279
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(3,954)	(12,439)	(12,319)
Accounts receivable	2,871	(4,294)	—
Prepaids and other current assets	(39)	3,152	(117)
Accounts payable - affiliates	721	3,513	215
Accounts payable and accrued liabilities	(2,086)	7,920	3,488
Deferred revenue	486	952	—
Other assets and liabilities	(1,070)	(1,002)	(19)
Net cash provided by operating activities	142,445	99,212	78,131

Cash flows from investing activities:
Plains Asset Purchase	—	(98,373)	—
Toledo Products Terminal Acquisition	(10,097)	—	—
Expenditures for property, plant and equipment	(79,442)	(22,978)	(3,503)
Purchases of marketable securities	(75,036)	(1,909,965)	(2,067,286)
Maturities of marketable securities	115,060	2,104,209	2,067,983
Net cash (used in) provided by investing activities	(49,515)	72,893	(2,806)

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	—	138,378	—
Distribution to PBF LLC related to Acquisitions from PBF	—	(175,000)	(112,500)
Distributions to unitholders	(85,430)	(67,534)	(49,524)
Distributions to TVPC members	(21,544)	—	—
Distribution to parent	—	—	(1,036)
Contribution from parent	5,457	7,430	1,872
Proceeds from issuance of senior notes	178,500	—	350,000
Repayment of term loan	(39,664)	(194,536)	(700)
Proceeds from revolving credit facility	20,000	194,700	24,500
Repayment of revolving credit facility	(179,500)	(30,000)	(275,100)
Repayment of Affiliate Note Payable	(11,600)	—	—
Deferred financing costs	(3,706)	—	(8,324)
Net cash used in financing activities	(137,487)	(126,562)	(70,812)

Net change in cash and cash equivalents	(44,557)	45,543	4,513
Cash and cash equivalents at beginning of year	64,221	18,678	14,165
Cash and cash equivalents at end of period	$19,664	$64,221	$18,678

Supplemental cash flow disclosures:
Non-cash activities:
Contribution of net assets from PBF LLC	$527	$15	$3,256
Accrued capital expenditures	1,423	1,540	—
Issuance of Affiliate Note Payable	11,600	—	—
Cash paid during year for:
Interest (including capitalized interest of $1,219, $118, and $0 in 2017, 2016 and 2015, respectively)	30,450	28,668	17,017

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of December 31, 2017, owned 96.7% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (the “Offering”). As of December 31, 2017, PBF LLC held a 44.1% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 55.9% limited partner interest owned by public unit holders.

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

Acquisitions in 2017

On February 28, 2017, the Partnership’s wholly-owned subsidiary, PBFX Operating Company LP (“PBFX Op Co”), acquired from PBF LLC all the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) for an aggregate purchase price of $11,600 (the “PNGPC Acquisition”). PNGPC owns and operates an existing interstate natural gas pipeline, which is subject to regulation by the Federal Energy Regulatory Commission (“FERC”), and in connection with the PNGPC Acquisition, the Partnership constructed a new pipeline to replace the existing pipeline, which commenced services in August 2017 (the “Paulsboro Natural Gas Pipeline”). The Paulsboro Natural Gas Pipeline services PBF Holding’s Paulsboro Refinery. This acquisition was accounted for as a transfer of assets between entities under common control under U.S. generally accepted accounting principles (“GAAP”). Refer to Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion regarding the PNGPC Acquisition.

Effective February 2017, PBFX Op Co assumed construction of a crude oil storage tank at PBF Holding’s Chalmette Refinery (the “Chalmette Storage Tank”), which was completed and became operational in November 2017. Additionally, PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”), a wholly-owned subsidiary of PBF Holding, entered into a twenty-year lease for the premises upon which the tank is located (the “Lease”) and the Project Management Agreement (as defined in Note 11 “Related Party Transactions” of the Notes to Consolidated Financial Statements) pursuant to which Chalmette Refining managed the construction of the tank, which expired upon the completion of the Chalmette Storage Tank.

On April 17, 2017, the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), acquired the Toledo, Ohio refined products terminal assets (the “Toledo Products Terminal”) from Sunoco Logistics Partners L.P. (the “Seller”) for an aggregate purchase price of $10,000, plus working capital (the “Toledo Products Terminal Acquisition”). The Toledo Products Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo Refinery. This acquisition was accounted for as a business combination under GAAP. Refer to Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion regarding the Toledo Products Terminal Acquisition.

Subsequent to the Offering, the Acquisitions from PBF (as defined below), the purchase of the four refined product terminals located in and around Philadelphia (the “East Coast Terminals”) and the Toledo Products Terminal Acquisition, the Partnership continues to generate a substantial majority of its revenue from transactions with PBF Holding.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Principles of Combination and Consolidation and Basis of Presentation

In connection with the Offering, PBF LLC contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to the Partnership. The assets were owned and operated by PBF Holding’s subsidiaries, Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC (“TRC”), and were contributed to PBF LLC in connection with the Offering. PBF Holding, together with its subsidiaries, owns and operates five oil refineries and related facilities in North America. PBF Energy, through its ownership in PBF LLC, controls all of the business affairs of PBFX and PBF Holding.

PBFX’s initial assets consisted of a double loop track with ancillary pumping and unloading equipment (the “DCR Rail Terminal”) and a crude truck unloading terminal consisting of lease automatic custody transfer (“LACT”) units (the “Toledo Truck Terminal”), which together with the DCR Rail Terminal, are referred to as the “IPO Assets.” Subsequent to the Offering, the Partnership acquired from PBF LLC a heavy crude oil rail unloading facility at the Delaware City Refinery (the “DCR West Rack”), a tank farm and related facilities, which included a propane storage and loading facility (the “Toledo Storage Facility”), an interstate petroleum products pipeline (the “DCR Products Pipeline”) and truck loading rack (the “DCR Truck Rack”), which are collectively referred to as the “DCR Products Pipeline and Truck Rack,” the San Joaquin Valley pipeline system, which consists of the M55, M1 and M70 crude pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), and the Paulsboro Natural Gas Pipeline.

The transactions entered into with PBF LLC after the Offering are collectively referred to as “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, Toledo Truck Terminal, DCR West Rack, Toledo Storage Facility, the DCR Products Pipeline and Truck Rack, the Torrance Valley Pipeline and the Paulsboro Natural Gas Pipeline are collectively referred to as the “Contributed Assets.”

The financial statements presented in this Annual Report on Form 10-K include the consolidated financial results of PBFX. The balance sheet as of December 31, 2017 and 2016, presents solely the consolidated financial position of PBFX. PBFX recorded the DCR Products Pipeline and Truck Rack Acquisition (as defined in Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements), the TVPC Acquisition (as defined in Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements) and the PNGPC Acquisition at PBF Energy’s historical book value, as the acquisitions were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of PBFX contained herein to include the historical results of the Contributed Assets prior to the effective date of each transaction. The financial statements of the Contributed Assets have been prepared from the separate records maintained by subsidiaries of PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if they were operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate expenses applicable to PBF Energy as a whole. Refer to Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion.

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

The Acquisitions from PBF were transfers between entities under common control. Accordingly, the Partnership records the assets that were acquired from PBF Energy on its consolidated balance sheet at PBF Energy’s historical carrying value rather than fair value.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less, but exclude debt or equity securities classified as marketable securities.

Marketable Securities

Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX’s investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs (as defined below). The terms of the marketable securities range from one to three months and are classified on the balance sheet as current assets. The gross unrecognized holding gains and losses as of December 31, 2016 were immaterial. During the year-ended December 31, 2017, PBFX liquidated its remaining marketable securities.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Asset Retirement Obligations

PBFX records an asset retirement obligation at fair value for the estimated cost to retire a tangible long-lived asset at the time PBFX incurs that liability, which is generally when the asset is purchased, constructed, or leased. PBFX records the liability when it has a legal or contractual obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, PBFX will record the liability when sufficient information is available to estimate the liability’s fair value. Certain of PBFX’s asset retirement obligations are based on its legal obligation to perform remedial activity when it permanently ceases operations of the long-lived assets. PBFX therefore considers the settlement date of these obligations to be indeterminable. Accordingly, PBFX cannot calculate an associated asset retirement liability for these obligations at this time. PBFX will measure and recognize the fair value of these asset retirement obligations when the settlement date is determinable.

Product Imbalances

The Partnership incurs product imbalances as a result of tank storage volume fluctuations at certain of its terminals. Fluctuations are due to differences in the measurements of actual product stored as compared to total consigned volumes per the customer. The Partnership uses a year-to-date weighted average market price to value our assets and liabilities related to product imbalances. Product imbalance liabilities are included in “Accounts payable and accrued liabilities” and product imbalance assets are included in “Prepaids and other current assets” in the consolidated balance sheets. As of and for the period ended December 31, 2017 and 2016, the imbalance amounts were immaterial.

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

Revenue Recognition

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, storing and pipeline services based on the greater of contractual minimum volume commitments (“MVCs”), as applicable, or the delivery of actual volumes transferred based on contractual rates applied to throughput volumes. Prior to the Offering and effective date of the Acquisitions from PBF, the majority of PBFX’s assets were part of the integrated operations of PBF Energy. With the exception of the DCR Products Pipeline, the operation of these assets did not generate third-party or inter-entity revenue. PBF Energy, with the exception of the revenue generated by the DCR Products Pipeline prior to August 2013, generally recognized only the costs and did not record revenue associated with the receiving, handling, storing and transferring services provided on an intercompany basis. Following the closing of the Offering and Acquisitions from PBF, PBFX’s revenues were generated by commercial agreements with subsidiaries of PBF Energy. In addition, subsequent to the Plains Asset Purchase (as defined in Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements), PBFX has begun to generate third-party revenue related to the East Coast Terminals. Revenues at the East Coast Terminals are recognized as products are shipped through or stored at our terminals. Billings to customers for throughput services at the East Coast Terminals are billed monthly for actual totals shipped through our terminals. A portion of our fee-based agreements provide for

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

fixed demand charges, which are recognized as revenue pursuant to the contract terms. Billings to customers for tank lease obligations at the East Coast Terminals occur in the prior month and are recorded as deferred revenue which is recognized in the period in which the customer receives such storage services.

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

Net Income Per Unit

In addition to the common and subordinated units (prior to the June 1, 2017 conversion into common units), PBFX has identified the general partner interest and IDRs as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners. Net income per unit applicable to limited partners (including common and subordinated unitholders, prior to the conversion to common unit) is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units (prior to the conversion to common units).

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

As PBFX is a limited partnership treated as a “flow-through” entity for income tax purposes, there is no benefit or provision for U.S. federal or state income tax in the accompanying financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This new guidance supersedes the revenue recognition requirements in FASB Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific guidance. The Partnership has completed its evaluation of the provisions of this standard and concluded that the Partnership’s adoption will not materially change the amount or timing of revenues recognized by the Partnership, nor will it materially affect the Partnership’s financial position. The Partnership has adopted this new standard effective January 1, 2018, using the modified retrospective application, whereby a cumulative effect adjustment will be recognized upon adoption, if applicable, and the guidance will be applied prospectively. The Partnership does not, however, expect to make such an adjustment to partners’ capital as the Partnership has determined any such adjustment to not be material. The Partnership is currently developing its revenue disclosures and enhancing its accounting systems to enable the preparation of such disclosures. Certain of the Partnership’s commercial agreements are considered operating leases under GAAP. The scope of Topic 606 does not extend to revenues generated by lease arrangements; therefore, lease revenues generated by the Partnership will continue to be accounted for under existing lease accounting standards and will be reflected in a separate revenue line item on the Partnership’s statements of income.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide additional clarification and implementation guidance for leases related to ASU 2016-02 including ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”) (collectively, the Partnership refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”). The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. ASU 2018-01 provides a practical expedient whereby land easements (also known as “rights of way”) that are not accounted for as leases under existing GAAP would not need to be evaluated under ASU 2016-02; however the Updated Lease Guidance would apply prospectively to all new or modified land easements after the effective date of ASU 2016-02. In January 2018, the FASB issued a proposed ASU that would provide an additional transition method for the Updated Lease Guidance for lessees and a practical expedient for lessors. As proposed, this additional transition method would allow lessees to initially apply the requirements of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The proposed practical expedient would allow lessors to not separate non-lease components

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

from the related lease components in certain situations. Assuming the proposed ASU is approved after the comment period, the proposed ASU would have the same effective date as ASU 2016-02. While early adoption is permitted, the Partnership will not early adopt the Updated Lease Guidance. The Partnership has established a working group to study and lead implementation of the Updated Lease Guidance. This working group has been meeting on a regular basis and has instituted a preliminary task plan designed to meet the implementation deadline for ASU 2016-02. The Partnership has evaluated and purchased a lease software system and has begun implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on the Partnership’s consolidated financial statements and related disclosures. At this time, the Partnership has identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases onto its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases. While the assessment of the impacts arising from this standard is progressing, the Partnership has not fully determined the impacts on its business processes, controls or financial statement disclosures at this time.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under ASU 2017-01, it is expected that the definition of a business will be narrowed and more consistently applied. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. Early adoption is permitted, and the Partnership adopted the new standard in its consolidated financial statements and related disclosures effective January 1, 2017.

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

3. ACQUISITIONS

Third-Party Acquisitions

Toledo Products Terminal Acquisition

On April 17, 2017, the Partnership’s wholly-owned subsidiary, PLPT, completed the acquisition of the Toledo, Ohio refined products terminal assets from Sunoco Logistics Partners L.P. The Toledo Products Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo Refinery.

The aggregate purchase price for the Toledo Products Terminal Acquisition was $10,000, plus working capital. The consideration was funded in full with cash on hand.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

PBFX accounted for the Toledo Products Terminal Acquisition as a business combination under GAAP whereby the Partnership recognizes assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. The entire purchase consideration of $10,000 was allocated to Property, plant and equipment.

Plains Asset Purchase

On April 29, 2016, the Partnership’s wholly-owned subsidiary, PLPT, completed the acquisition of the East Coast Terminals (the “Plains Asset Purchase”). The East Coast Terminals, located in and around Philadelphia, Pennsylvania, include product tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, L.P., Sunoco Logistics Partners L.P. and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships.

The aggregate purchase price for the Plains Asset Purchase was $100,000, less working capital adjustments. The consideration was funded by the Partnership with $98,336 in proceeds from the sale of marketable securities. The Partnership borrowed an additional $98,500 under its five-year, $360,000 senior secured revolving credit facility (the “Revolving Credit Facility”), which was used to repay $98,336 of its three-year, $300,000 term loan facility (the “Term Loan”) in order to release $98,336 in marketable securities that had collateralized the Term Loan. Subsequent to the closing of the Plains Asset Purchase, the Partnership recorded an adjustment to the preliminary estimate for working capital of $37 as an increase to Prepaids and other current assets. The final purchase price and fair value allocation were completed as of December 31, 2016.

PBFX accounted for the Plains Asset Purchase as a business combination under U.S. GAAP whereby the Partnership recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition.

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price	$100,000
Working capital adjustments	(1,627)
Total consideration	$98,373

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Prepaids and other current assets	$4,221
Property, plant and equipment	99,342
Accounts payable and accrued expenses	(3,174)
Other long-term liabilities	(2,016)
Fair value of net assets acquired	$98,373

The results of operations of the East Coast Terminals are included in the Partnership’s Consolidated Financial Statements for the full year ended December 31, 2017. The Partnership’s Consolidated Financial Statements for the year-ended December 31, 2016 include the results of operations of the East Coast Terminals since April 29, 2016 during which period the East Coast Terminals contributed affiliate revenue of $3,303, third-party revenue of $11,871 and net income of $5,133. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the Plains Asset Purchase occurred on January 1,

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Plains Asset Purchase financing.

	Year Ended December 31, 2016	Year Ended December 31, 2015
(Unaudited)
Pro forma revenues	$194,129	$159,474
Pro forma net income attributable to the partners:	86,059	68,819
Pro forma net income per limited partner unit:
Common units - basic	$2.11	$1.84
Common units - diluted	2.11	1.84
Subordinated units - basic and diluted	2.11	1.84

Acquisitions from PBF

The following Acquisitions from PBF are transactions between affiliate companies. As a result, these acquisitions were accounted for as a transfer of assets between entities under common control under U.S. GAAP. The assets and liabilities of the Acquisitions from PBF were transferred at their historical carrying value.

PNGPC Acquisition

On February 28, 2017, the Partnership closed the PNGPC Acquisition, which had been contemplated by a contribution agreement dated as of February 15, 2017 between the Partnership and PBF LLC (the “PNGPC Contribution Agreement”). Pursuant to the PNGPC Contribution Agreement, the Partnership, through its wholly-owned subsidiary, PBFX Op Co, acquired from PBF LLC all of the issued and outstanding limited liability company interests of PNGPC, which owns and operates an existing interstate natural gas pipeline that serves PBF Holding’s Paulsboro Refinery and is subject to regulation by the FERC. In connection with the PNGPC Acquisition, the Partnership constructed the Paulsboro Natural Gas Pipeline to replace the existing pipeline, which commenced services in August 2017.

In consideration for the PNGPC limited liability company interests, the Partnership delivered to PBF LLC (i) an $11,600 intercompany promissory note in favor of Paulsboro Refining Company LLC (“PRC”), a wholly-owned subsidiary of PBF Holding (the “Affiliate Note Payable”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the Paulsboro Natural Gas Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.

TVPC Acquisition

On August 31, 2016, the Partnership entered into a contribution agreement with PBF LLC (the “Contribution Agreement V”). Pursuant to Contribution Agreement V, the Partnership, through its wholly-owned subsidiary, PBFX Op Co, acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the Torrance Valley Pipeline, which supports PBF Holding’s Torrance Refinery (the “TVPC Acquisition”). The Torrance Valley Pipeline consists of the M55, M1 and M70 pipeline systems, including pipeline stations with storage capacity and truck unloading capability.

Total consideration paid to PBF LLC was $175,000. The consideration was funded by the Partnership with $20,000 of cash on hand, $76,200 in proceeds from the sale of marketable securities and $78,800 in net proceeds from the August 2016 Equity Offering (as defined in Note 7 “Equity” of the Notes to Consolidated Financial Statements). The Partnership borrowed an additional $76,200 under its Revolving Credit Facility, which was used to repay $76,200 of its Term Loan in order to release $76,200 in marketable securities that had collateralized the Term Loan. Subsequent to the closing of the TVPC Acquisition, PBF LLC recorded adjustments to the preliminary

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

estimate for the working capital acquired as part of the acquisition of the Torrance refinery and related logistics assets, of which $1,000 related to TVPC as a decrease to Other long-term liabilities. The final PBF LLC purchase price and fair value allocation was completed as of June 30, 2017.

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Property, plant and equipment	$350,475
Other long-term liabilities	(475)
Fair value of net assets acquired	$350,000

The results of operations of TVPC are included in the Partnership’s Consolidated Financial Statements for the full year ended December 31, 2017. The Partnership’s Consolidated Financial Statements for the year-ended December 31, 2016 include the results of operations of TVPC since July 1, 2016, including the historical results prior to its acquisition on August 31, 2016, during which period TVPC contributed affiliate revenue of $24,717 and net income of $6,341. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the TVPC Acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the TVPC Acquisition financing.

	Year Ended December 31, 2016	Year Ended December 31, 2015
(Unaudited)
Pro forma revenues	$235,052	$213,678
Pro forma net income attributable to the partners:	90,967	92,280
Pro forma net income per limited partner unit:
Common units - basic	$2.18	$2.38
Common units - diluted	2.18	2.38
Subordinated units - basic and diluted	2.18	2.38

DCR Products Pipeline and Truck Rack Acquisition

On May 5, 2015, the Partnership entered into a contribution agreement between the Partnership and PBF LLC (the “Contribution Agreement IV”). Pursuant to the terms of the Contribution Agreement IV, PBF LLC contributed to the Partnership all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC (“DPC”) and Delaware City Logistics Company LLC (“DCLC”), whose assets consist of a products pipeline, truck rack and related facilities located at PBF Energy’s Delaware City Refinery for total consideration payable to PBF LLC of $143,000, consisting of $112,500 of cash and $30,500 of Partnership common units, or 1,288,420 common units (the “DCR Products Pipeline and Truck Rack Acquisition”). The cash consideration was funded by the Partnership with $88,000 in proceeds from the initial 2023 Notes (as defined in Note 5 “Debt” of the Notes to Consolidated Financial Statements), sale of approximately $700 in marketable securities and $23,800 in borrowings under the Partnership’s Revolving Credit Facility. The DCR Products Pipeline and Truck Rack Acquisition closed on May 15, 2015. The Partnership borrowed an additional $700 under its Revolving Credit Facility to repay $700 of its outstanding Term Loan in order to release the $700 in marketable securities that had collateralized PBFX’s Term Loan.

As the Acquisitions from PBF were considered transfers of businesses between entities under common control, the PNGPC assets and liabilities were transferred at their historical carrying value, whose net value was $11,538 as of February 28, 2017. The TVPC assets and liabilities were transferred at their historical carrying value of

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

$344,989 as of August 31, 2016, of which 50% was allocated to noncontrolling interest in equity (“NCI”). The DCR Products Pipeline and Truck Rack assets and liabilities were transferred at their historical carrying value of $15,975 on May 15, 2015. The historical financial statements have been retrospectively adjusted to reflect the financial position, results of operations and cash flows of PNGPC, TVPC and the DCR Products Pipeline and Truck Rack. Net income (loss) attributable to PNGPC, TVPC and the DCR Products Pipeline and Truck Rack prior to their respective effective dates were allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss), therefore there is no retrospective adjustment to net income per unit.

PBFX’s Consolidated Financial Statements include TVPC, a variable interest entity with the interest in TVPC not owned by PBFX reflected as a reduction to net income and equity as a noncontrolling interest. In accordance with the Amended and Restated Limited Liability Company Agreement of TVPC (the “TVPC LLC Agreement”), PBFX Op Co serves as TVPC’s managing member. PBFX, through its ownership of PBFX Op Co, has the sole ability to direct the activities of TVPC that most significantly impact its economic performance. PBFX is also considered to be the primary beneficiary for accounting purposes, and as a result, fully consolidates TVPC. TVPC provides transportation and storage services to PBF Holding, primarily under fee-based contracts.

Acquisition Expenses

PBFX incurred acquisition related costs of $533 for the year ended December 31, 2017, consisting primarily of consulting and legal expenses related to the PNGPC Acquisition, the Toledo Products Terminal Acquisition and other pending and non-consummated acquisitions. Acquisition related costs were $3,522 for the year ended December 31, 2016, consisting primarily of consulting and legal expenses related to the Plains Asset Purchase, the TVPC Acquisition and other pending and non-consummated acquisitions. Acquisition related costs were $830 for the year ended December 31, 2015, primarily related to the DCR Products Pipeline and Truck Rack acquisition. These costs are included in the consolidated income statement in general and administrative expenses.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2017	December 31, 2016

Land	$99,707	$99,497
Terminals and equipment	200,630	165,234
Pipelines	333,609	288,867
Storage facilities	89,417	62,238
Construction in progress	4,810	26,448
	728,173	642,284
Accumulated depreciation	(54,350)	(33,482)
Property, plant and equipment, net	$673,823	$608,802

Capitalized interest in connection with construction during 2017 and 2016 was $1,219 and $118, respectively.

5. DEBT

On May 14, 2014, in connection with the closing of the Offering, the Partnership entered into the Revolving Credit Facility and the Term Loan, each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The Revolving Credit Facility was increased from $275,000 to $325,000 in December 2014 and from $325,000 to $360,000 in May 2016.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The Partnership can increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $240,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $25,000 sublimit for standby letters of credit and a $25,000 sublimit for swingline loans. Obligations under the Revolving Credit Facility and certain cash management and hedging obligations designated by the Partnership are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on all the Partnership’s assets and those of the Partnership’s restricted subsidiaries (other than excluded assets and a guaranty of collection from PBF LLC). The maturity date of the Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility bear interest at either a Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility.

The Term Loan was used to fund a distribution to PBF LLC and was guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash or U.S. Treasury securities in an amount equal to or greater than the outstanding principal amount. Borrowings under the Term Loan bore interest either at the Base Rate (as defined in the Term Loan), or at LIBOR plus an applicable margin equal to 0.25%. During March 2017, PBFX repaid in full the remaining outstanding balance of the Term Loan.

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

The Revolving Credit Facility contains events of default customary for transactions of its nature, including, but not limited to (and subject to any applicable grace periods), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the Revolving Credit Facility or related documentation, any representation or warranty made in the agreements or related documentation being untrue in

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in the Partnership’s ownership or the ownership or board composition of PBF GP and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against the Partnership and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.

At December 31, 2017, PBFX had $29,700 of borrowings and $3,610 of letters of credit outstanding under the Revolving Credit Facility.

Senior Notes

On May 12, 2015, the Partnership entered into an Indenture (the “Indenture”) among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership (“PBF Logistics Finance,” and together with the Partnership, the “Issuers”), the Guarantors (as defined below) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350,000 in aggregate principal amount of 6.875% Senior Notes due 2023 ( the “initial 2023 Notes”). The initial purchasers in the offering purchased $330,090 aggregate principal amount of initial 2023 Notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended, and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining $19,910 aggregate principal amount of initial 2023 Notes in a separate private placement transaction. The Issuers received net proceeds of approximately $343,000 from the offering after deducting the initial purchasers’ discount and offering expenses.

On October 6, 2017, the Partnership entered into a supplemental indenture for the purpose of issuing $175,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the “new 2023 Notes,” and together with the initial 2023 Notes, the “2023 Notes”). The new 2023 Notes were issued at 102% of face value with an effective interest rate of 6.442%. The new 2023 Notes are expected to be treated as a single series with the initial 2023 Notes and have the same terms as those of the initial 2023 Notes, except that (a) the new 2023 Notes are subject to a separate registration rights agreement and (b) the new 2023 Notes were issued initially under CUSIP numbers different from the initial 2023 Notes.

The 2023 Notes are guaranteed on a senior unsecured basis by DCLC, DPC, Delaware City Terminaling, Toledo Terminaling Company LLC (“Toledo Terminaling”), PLPT, PBFX Op Co , TVPC and PNGPC (collectively, the “Guarantors” and each a “Guarantor”). In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. The 2023 Notes are general senior unsecured obligations of the Issuers and are equal in right of payment with all of the Issuers’ existing and future senior indebtedness, including amounts outstanding under the Revolving Credit Facility. The 2023 Notes are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured debt, including the Revolving Credit Facility, to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of the Partnership’s subsidiaries that do not guarantee the 2023 Notes. The Partnership pays interest on the 2023 Notes semi-annually in cash in arrears on May 15 and November 15 of each year. The 2023 Notes will mature on May 15, 2023. The 2023 Notes will be senior to any future subordinated indebtedness the Issuers may incur.

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

Fair Value Measurement

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based upon short-term floating market interest rates. The estimated fair value of the 2023 Notes, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $544,118 at December 31, 2017. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the new 2023 Notes, was approximately $554,700 and $573,818 as of December 31, 2017 and $578,864 and $574,999 as of December 31, 2016, respectively.

Debt Maturities

Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2018	$—
2019	29,700
2020	—
2021	—
2022	—
Thereafter	525,000
Total debt outstanding	554,700
Unamortized debt issuance costs	(9,281)
Unamortized 2023 Notes premium	3,374
Net carrying value of debt	$548,793

6. AFFILIATE NOTE PAYABLE

PNGPC Acquisition

In connection with the PNGPC Acquisition, on February 28, 2017, the Partnership, through its newly acquired subsidiary, PNGPC, entered into the $11,600 Affiliate Note Payable in favor of PRC, a wholly-owned subsidiary

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

of PBF Holding, as consideration for the PNGPC Acquisition. The Affiliate Note Payable, including accrued interest, was payable on the later of October 1, 2017 or upon the completion of the Paulsboro Natural Gas Pipeline, which was completed in the fourth quarter of 2017. The outstanding principal bore interest at a rate equal to the lesser of (i) the per annum rate charged on the Partnership’s Revolving Credit Facility and (ii) 8% per annum.

As a result of the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, the Partnership fully repaid the Affiliate Note Payable and related accrued interest.

7. EQUITY

PBFX had 23,441,211 common units held by the public outstanding as of December 31, 2017. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate of 44.1% of PBFX’s limited partner interest as of December 31, 2017. On June 1, 2017, the requirements under PBFX’s partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, each of the Partnership’s 15,886,553 outstanding subordinated units converted on a one-for-one basis into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

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

On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51,625, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 Offering”). On August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, with an underwriter’s option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for a total of 4,375,000 shares and total net proceeds of $86,753, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 Offering”). On May 14, 2015, PBFX partially funded the DCR Products Pipeline and Truck Rack Acquisition with $30,500 of Partnership common units, or 1,288,420 common units.

Additionally, 217,171, 116,349 and 137,007 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (“LTIP”) vested into common units held by certain directors, officers and current and former employees of our general partner or its affiliates during the years ended December 31, 2017, 2016 and 2015, respectively.

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash. Refer to Note 8 “Unit-Based Compensation” of the Notes to Consolidated Financial Statements for further information.

Noncontrolling Interest

PBFX’s subsidiary, PBFX Op Co, holds a 50% controlling interest in TVPC, with the other 50% interest in TVPC held by TVP Holding Company LLC (“TVP Holding”), a subsidiary of PBF Holding. PBFX Op Co is the sole managing member of TVPC. PBFX, through its ownership of PBFX Op Co, consolidates the financial results of TVPC and records a noncontrolling interest for the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

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

	Total Quarterly Distribution per Unit Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	PBF LLC (as holder of IDRs)
Minimum Quarterly Distribution	up to $0.300	100.0%	—
First Target Distribution	above $0.300 up to $0.345	100.0%	—
Second Target Distribution	above $0.345 up to $0.375	85.0%	15.0%
Third Target Distribution	above $0.375 up to $0.450	75.0%	25.0%
Thereafter	above $0.450	50.0%	50.0%

The partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive and that subordinated unitholders received for their subordinated units prior to their conversion into common units on June 1, 2017. PBFX declares distributions subsequent to quarter end.

The tables below summarize our 2017 and 2016 quarterly distribution cash declarations, payments and scheduled payments through March 14, 2018:

	2017
	Declaration Date	Record Date	Payment Date	Quarterly Distribution per Common and Subordinated Unit
First quarter	May 4	May 16	May 31	$0.4600
Second quarter	August 3	August 15	August 31	0.4700
Third quarter	November 2	November 13	November 29	0.4800
Fourth quarter	February 15, 2018	February 28, 2018	March 14, 2018	0.4850
Total				$1.8950

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	2016
	Declaration Date	Record Date	Payment Date	Quarterly Distribution per Common and Subordinated Unit
First quarter	April 28	May 13	May 31	$0.4200
Second quarter	July 29	August 9	August 23	0.4300
Third quarter	October 28	November 8	November 22	0.4400
Fourth quarter	February 16, 2017	February 27, 2017	March 13, 2017	0.4500
Total				$1.7400

Our distributions are declared subsequent to quarter end. The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Year Ended December 31, 2017	Year Ended December 31, 2016
IDR - PBF LLC	$9,055	$4,031
Limited partners’ distributions:
Common units	73,322	42,232
Subordinated units – PBF LLC	7,308	27,642
Total distributions	89,685	73,905
Total cash distributions (1)	$88,428	$72,914
____________________

(1)	Excludes phantom unit distributions, which are accrued and paid upon vesting.

8. UNIT-BASED COMPENSATION

PBF GP’s board of directors adopted the LTIP in connection with the completion of the Offering. The LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.

Under the LTIP, PBFX issues phantom unit awards to certain directors, officers and seconded employees of our general partner or its affiliates and its employees as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common units on that date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period of four years, using the straight-line method. Total unrecognized compensation cost related to PBFX’s nonvested phantom units totaled $6,662 as of December 31, 2017, which is expected to be recognized over a weighted-average period of four years. The fair value of nonvested service phantom units outstanding as of December 31, 2017, totaled $13,845.

Unit-based compensation expense related to the Partnership that was included in general and administrative expense in the Partnership’s consolidated statements of operations was $5,345, $4,360 and $4,279 for the years ended December 31, 2017, 2016 and 2015, respectively.

In the years ended December 31, 2017, 2016 and 2015, unit-based compensation expense includes $0, $1,123 and $1,459 of expense associated with the accelerated vesting of phantom units in accordance with grant agreements related to the retirement of certain of PBF GP’s officers, respectively.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

A summary of PBFX’s unit award activity for the years ended December 31, 2017, 2016 and 2015, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	275,522	$26.56
Granted	266,360	23.92
Vested	(137,007)	25.83
Forfeited	(1,500)	26.74
Nonvested at December 31, 2015	403,375	$25.06
Granted	284,854	19.95
Vested	(116,349)	25.24
Forfeited	(7,000)	23.20
Nonvested at December 31, 2016	564,880	$22.47
Granted	319,940	20.97
Vested	(217,171)	23.15
Forfeited	(24,875)	21.23
Nonvested at December 31, 2017	642,774	$21.54

PBFX’s long-term incentive plans provide for the issuance of distribution equivalent rights (“DERs”) in connection with phantom unit awards. A DER entitles the participant, upon vesting of the related phantom units, to a mandatory cash payment equal to the product of the number of vested phantom unit awards and the cash distribution per common unit paid by PBFX to its common unitholders during the vesting period. Cash payments made in connection with DERs are charged to partners’ equity, accrued and paid upon vesting.

9. NET INCOME PER UNIT

Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to PBFX’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.

Diluted net income per unit includes the effects of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. Diluted net income per unit excludes the effects of 92,166, 324,729 and 403,375 phantom units because they were anti-dilutive for the years ended December 31, 2017, 2016 and 2015, respectively. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

In addition to the common and subordinated units (prior to the conversion to common units), PBFX has also identified the IDRs as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. In 2016, the Partnership issued 2,875,000 common units in April 2016 in connection with the April 2016 Offering and 4,000,000 units in August 2016 and 375,000 units in September 2016, upon exercise of the underwriter’s purchase option, in connection with the August 2016 Offering. In 2015, the Partnership issued 1,288,420 common units to PBF LLC in conjunction with the DCR Products Pipeline and Truck Rack Acquisition.

On June 1, 2017, following the May 31, 2017 payment of the cash distribution attributable to the second quarter of 2017, the requirements under the partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period for such subordinated units ended. As a result, in the second quarter of 2017, each of the Partnership’s 15,886,553 outstanding subordinated units converted on a one-

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

for-one basis into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests. The Partnership’s net income was allocated to the general partner, the limited partners, including the holder of the subordinated units through May 31, 2017 and IDR holder, in accordance with the partnership agreement.

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners and IDR holder for that reporting period. The following table shows the calculation of earnings less distributions:

	Year Ended December 31, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$73,322	$7,308	$9,055	$89,685
Earnings less distributions	3,897	6,855	—	10,752
Net income attributable to the partners	$77,219	$14,163	$9,055	$100,437

Weighted-average units outstanding - basic (1)	35,505,446	6,572,245
Weighted-average units outstanding - diluted (1)	35,568,760	6,572,245

Net income per limited partner unit - basic (2)	$2.17	$2.15
Net income per limited partner unit - diluted (2)	$2.17	$2.15
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

	Year Ended December 31, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$42,232	$27,642	$4,031	$73,905
Earnings less distributions	2,778	4,277	—	7,055
Net income attributable to the partners	$45,010	$31,919	$4,031	$80,960

Weighted-average units outstanding - basic	22,288,118	15,886,553
Weighted-average units outstanding - diluted	22,338,784	15,886,553

Net income per limited partner unit - basic	$2.01	$2.01
Net income per limited partner unit - diluted	$2.01	$2.01

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Year Ended December 31, 2015
	Limited Partner Common Units	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$28,754	$24,148	$1,118	$54,020
Earnings less distributions	10,437	10,509	(1,361)	19,585
Net income attributable to the partners	$39,191	$34,657	$(243)	$73,605

Weighted-average units outstanding - basic	17,956,152	15,886,553
Weighted-average units outstanding - diluted	17,956,152	15,886,553

Net income per limited partner unit - basic	$2.18	$2.18
Net income per limited partner unit - diluted	$2.18	$2.18

10. COMMITMENTS AND CONTINGENCIES

The DCR Rail Terminal and the DCR West Rack are collocated with the Delaware City Refinery and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act (the “CZA”). Therefore, determinations regarding the CZA that impact the Delaware City Refinery may potentially adversely impact the Partnership's assets even if the Partnership is not directly involved. In 2013, the Delaware City Refinery obtained a permit to allow loading of crude oil onto barges (the “2013 Secretary’s Order”). The issuance of the permit was appealed by environmental interest groups and the Delaware Department of Natural Resources and Environmental Control’s (“DNREC”) issuance was ultimately upheld. The Delaware City Refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017 (the “2017 Secretary’s Order”), including a $150 fine, alleging violations of the 2013 Secretary’s Order. DNREC determined that the Delaware City Refinery had violated the 2013 Secretary’s Order by failing to make timely and full disclosure to DNREC about the nature and extent of certain shipments and had misrepresented the number of shipments that went to other facilities. The penalty assessment and 2017 Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Paulsboro Refinery by shipping crude oil from the Delaware City Terminal to three locations other than the Paulsboro Refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35,700,000 gallons of crude oil in total. On April 28, 2017, the Delaware City Refinery appealed the Notice of Penalty Assessment and 2017 Secretary’s Order. The hearing of the appeal is scheduled for February 27, 2018. To the extent that the penalty and 2017 Secretary’s Order are upheld, there will not be a material adverse effect on the Partnership’s financial position, results of operations or cash flows.

On December 28, 2016, DNREC issued a CZA permit (the “Ethanol Permit”) to the Delaware City Refinery allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The Judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. During the hearing before the Coastal Zone Board on standing, one of the appellants’ witnesses made a reference to the flammability of ethanol, without any indication of the significance of flammability/explosivity to specific concerns. Moreover, the appellants did not introduce at hearing any evidence of the relative flammability of ethanol as compared to other materials shipped to and from the refinery. However, the sole dissenting opinion from the Coastal Zone Board focused on the flammability/explosivity issue, alleging that the appellants’ testimony raised the issue as a distinct basis for potential harms. Once the Coastal Zone Board responds to the remand, it will go back to the Superior Court to complete its analysis and issue a decision.

On October 19, 2017, the Delaware City Refinery received approval from DNREC for the construction and operation of the ethanol marketing project to allow for a combined total loading of up to 10,000 bpd, on an annual average basis, of ethanol on to marine vessels at the marine piers and the terminal truck loading rack, subject to certain operational and emissions limitations as well as other conditions. On the same date, DCLC received DNREC approval for the construction of (i) four additional loading arms for each of lanes 4, 10 and 11 for purposes of loading ethanol at its truck loading rack and (ii) a vapor vacuum control system for loading lanes connected to the existing vapor recovery unit located at its terminal in Delaware City. This approval is also subject to certain operational and emission limitations as well as other conditions.

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

In connection with its purchase of the East Coast Terminals, the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $1,923 recorded as of December 31, 2017 ($2,173 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 1.83%. At December 31, 2017, the undiscounted liability is $2,087 and the Partnership expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in “Accrued expenses” and the non-current portion is recorded in “Other long-term liabilities.”

In connection with PBF Holding’s acquisition of the Torrance Refinery and related logistics assets, PBF Holding is responsible for all known and unknown environmental liabilities at each site acquired in connection with the acquisition. The total estimated liability of known environmental obligations associated with the Torrance Valley Pipeline was approximately $256 as of December 31, 2017 ($1,402 as of December 31, 2016). In accordance with the contribution agreement associated with the TVPC Acquisition, PBF Holding has indemnified the Partnership for any and all costs associated with environmental remediation for obligations that existed on or before

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

August 31, 2016, including all known or unknown events, which includes the recorded liability of approximately $256. At December 31, 2017, the Partnership expects to make the full aggregate payment for this liability within the next five years. PBFX has recorded a receivable from PBF Holding in “Accounts receivable - affiliates” for such anticipated payments related to the known pre-existing Torrance Valley Pipeline environmental obligations for which PBFX is indemnified.

In connection with the Partnership’s purchase of the Toledo Products Terminal, the Partnership did not assume and is currently not aware of any pre-existing environmental obligations. If pre-acquisition environmental obligations are identified, the Seller is responsible for any liabilities up to $2,000 identified to have occurred since 2002. For liabilities arising prior to 2002, the Seller is indemnified by the prior owner under an agreement between the Seller and the prior owner, and the Partnership is entitled to be reimbursed for all amounts paid related to such liabilities on a full pass-through basis.

11. RELATED PARTY TRANSACTIONS

Commercial Agreements

PBFX currently derives the majority of its revenue from long-term, fee-based, MVC agreements with PBF Holding, supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. PBFX believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements (as defined in the table below) with PBF Holding include:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements (b)	5/1/2016	Various (c)	Evergreen	15,000 bpd (d)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (c)	Evergreen	350,000 barrels (e)

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling (continued)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline (f)	8/31/2016	10 years	2 x 5	50,000 bpd	PBFX or PBF Holding can declare
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline (f)	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank (f)	8/31/2016	10 years	2 x 5	55,000 barrels (e)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank (f)	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank (f)	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (f) (g)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility (f)	12/12/2014	10 years	2 x 5	3,849,271 barrels (e)	PBFX or PBF Holding can declare
Chalmette Storage Services Agreement (f) (h)	See note (h)	10 years	2 x 5	625,000 barrels (e)
___________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)	Subsequent to the Toledo Products Terminal Acquisition, the Toledo Products Terminal was added to the East Coast Terminals Terminaling Services Agreements.

(c)	The East Coast Terminals related party agreements include varying term lengths, ranging from one to five years.

(d)
The East Coast Terminals Terminaling Services Agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals’ Paulsboro, New Jersey location and PBF Holding’s Paulsboro Refinery, with a 15,000 bpd MVC.

(e)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors.

(f)	These commercial agreements with PBF Holding are considered leases.

(g)
In August 2017, the Paulsboro Natural Gas Pipeline commenced service. Concurrent with the commencement of operations, a new services agreement was entered into between PNGPC and PRC regarding the Paulsboro Natural Gas Pipeline.

(h)	The Chalmette Storage Services Agreement was entered into on February 15, 2017 and commenced on November 1, 2017.

Omnibus Agreement

At the closing of the Offering, PBFX entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF (as amended, the “Omnibus Agreement”) for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions, as well as (i) PBF LLC’s agreement not to compete with the Partnership under certain circumstances,

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

subject to certain exceptions, (ii) the Partnership’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and (iii) a license to use the PBF Logistics trademark and name.

The annual fee was increased to $6,900 effective as of January 1, 2017.

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

Chalmette Lease and Project Management Agreement

In connection with the Chalmette Storage Services Agreement, PBFX Op Co and Chalmette Refining entered into the Lease and the Project Management Agreement, which expired upon the completion of the Chalmette Storage Tank. The Lease can be extended by PBFX Op Co for two additional ten-year periods.

Distributions

In connection with the Partnership’s quarterly distributions, the Partnership distributed $41,920 and $34,729 to PBF LLC for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, TVPC distributed $21,544 to each of its members, which includes TVP Holding, a subsidiary of PBF Holding. TVPC made no distributions in 2016.

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Year Ended December 31,
	2017	2016	2015
Revenues	$240,654	$175,448	$142,102
Operating and maintenance expenses	6,626	5,121	4,533
General and administrative expenses	6,899	4,805	5,297

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

Our Transportation and Terminaling segment consists of the following assets:
•the DCR Rail Terminal, which serves PBF Holding’s Delaware City and Paulsboro refineries, consisting of a double loop track with ancillary pumping and unloading equipment;
•the DCR West Rack, which serves PBF Holding’s Delaware City Refinery, consisting of a heavy crude oil rail unloading facility;
•the Toledo Truck Terminal, which serves PBF Holding’s Toledo Refinery, comprised of crude unloading LACT units;
•a propane truck loading facility, located within the Toledo Storage Facility, located at PBF Holding’s Toledo Refinery;
•the DCR Products Pipeline, which consists of an interstate petroleum products pipeline supporting PBF Holding’s Delaware City Refinery;
•the DCR Truck Rack, which consists of a truck loading rack utilized to distribute gasoline, distillates and liquefied petroleum gases (“LPGs”) located at PBF Holding’s Delaware City Refinery;
•the East Coast Terminals, which consist of product tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, L.P., Sunoco Logistics Partners L.P. and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships;
•the Torrance Valley Pipeline, which consists of the M55, M1 and M70 crude pipelines and pipeline stations supporting PBF Holding’s Torrance Refinery;
•the Paulsboro Natural Gas Pipeline, which is an interstate natural gas pipeline that supports PBF Holding’s Paulsboro Refinery; and
•the Toledo Products Terminal, which is located adjacent to PBF Holding’s Toledo Refinery and is comprised of a ten-bay truck rack and chemicals, clean product and additive storage capacity.

Our Storage segment consists of the following assets:
•the Toledo Storage Facility, excluding the propane truck loading facility, which services PBF Holding’s Toledo Refinery and consists of tanks for storing crude oil, refined products and intermediates; and
•the Chalmette Storage Tank, a crude oil storage tank located at PBF Holding’s Chalmette Refinery.

Revenues are generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for transportation, terminaling and storage of crude oil, refined products and natural gas. The commercial agreements with PBF Holding are described in Note 11 “Related Party Transactions” of the Notes to Consolidated Financial Statements. The Partnership does not have any foreign operations.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Year Ended December 31, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$231,563	$23,250	$—	$254,813
Depreciation and amortization expense	21,077	2,754	—	23,831
Income (loss) from operations	151,639	12,860	(16,284)	148,215
Interest expense, net and amortization of loan fees and debt premium	—	—	33,363	33,363
Capital expenditures, including the Toledo Products Terminal Acquisition	58,400	31,139	—	89,539

	Year Ended December 31, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$165,524	$21,811	$—	$187,335
Depreciation and amortization expense	12,555	2,428	—	14,983
Income (loss) from operations	117,094	10,695	(16,967)	110,822
Interest expense, net and amortization of loan fees and debt premium	—	—	30,433	30,433
Capital expenditures, including the Plains Asset Purchase	118,592	2,759	—	121,351

	Year Ended December 31, 2015
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$120,750	$21,352	$—	$142,102
Depreciation and amortization expense	5,045	2,639	—	7,684
Income (loss) from operations	98,222	10,535	(13,898)	94,859
Interest expense, net and amortization of loan fees and debt premium	—	—	21,254	21,254
Capital expenditures	1,703	1,800	—	3,503

	Balance at December 31, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$639,310	$86,760	$11,480	$737,550

	Balance at December 31, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$606,898	$57,375	$92,588	$756,861

13. SUBSEQUENT EVENTS

Cash distribution

On February 15, 2018, PBF GP’s board of directors announced a cash distribution, based on the results of the fourth quarter of 2017, of $0.4850 per unit. The distribution is payable on March 14, 2018 to PBFX unitholders of record at the close of business on February 28, 2018.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING BALANCE SHEET

	December 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$10,909	$8,755	$—	$—	$19,664
Accounts receivable - affiliates	1	40,816	—	—	40,817
Accounts receivable	—	1,423	—	—	1,423
Prepaids and other current assets	571	1,222	—	—	1,793
Due from related parties	64,162	388,737	—	(452,899)	—
Total current assets	75,643	440,953	—	(452,899)	63,697
Property, plant and equipment, net	—	673,823	—	—	673,823
Deferred charges and other assets, net	—	30	—	—	30
Investment in subsidiaries	856,257	—	—	(856,257)	—
Total assets	$931,900	$1,114,806	$—	$(1,309,156)	$737,550
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$2,022	$6,330	$—	$—	$8,352
Accounts payable and accrued liabilities	7,156	12,638	—	—	19,794
Deferred revenue	—	1,438	—	—	1,438
Due to related parties	388,737	64,162	—	(452,899)	—
Total current liabilities	397,915	84,568	—	(452,899)	29,584
Long-term debt	548,793	—	—	—	548,793
Other long-term liabilities	—	2,078	—	—	2,078
Total liabilities	946,708	86,646	—	(452,899)	580,455

Commitments and contingencies (Note 10)

Equity:
Net investment - Predecessor	—	856,257	—	(856,257)	—
Common unitholders (1)	(17,544)	—	—	—	(17,544)
IDR holder - PBF LLC	2,736	—	—	—	2,736
Total PBF Logistics LP equity	(14,808)	856,257	—	(856,257)	(14,808)
Noncontrolling Interest	—	171,903	—	—	171,903
Total equity	(14,808)	1,028,160	—	(856,257)	157,095
Total liabilities and equity	$931,900	$1,114,806	$—	$(1,309,156)	$737,550

(1) Subsequent to the conversion of the PBFX subordinated units held by PBF LLC, common units held by the public and PBF LLC are shown in total. Refer to Notes 7 “Equity” and 9 “Net Income per Unit” of the Notes to Consolidated Financial Statements for further discussion regarding the subordinated units’ conversion.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING BALANCE SHEET

	December 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$52,133	$12,088	$—	$—	$64,221
Marketable securities - current	40,024	—	—	—	40,024
Accounts receivable - affiliates	125	37,738	—	—	37,863
Accounts receivable	—	4,294	—	—	4,294
Prepaids and other current assets	306	1,351	—	—	1,657
Due from related parties	5,168	246,870	—	(252,038)	—
Total current assets	97,756	302,341	—	(252,038)	148,059
Property, plant and equipment, net	—	608,802	—	—	608,802
Investment in subsidiaries	694,636	—	—	(694,636)	—
Total assets	$792,392	$911,143	$—	$(946,674)	$756,861
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$1,670	$5,961	$—	$—	$7,631
Accounts payable and accrued liabilities	5,719	15,152	—	—	20,871
Current portion of long-term debt	39,664	—	—	—	39,664
Deferred revenue	—	952	—	—	952
Due to related parties	246,870	5,168	—	(252,038)	—
Total current liabilities	293,923	27,233	—	(252,038)	69,118
Long-term debt	532,011	—	—	—	532,011
Other long-term liabilities	—	3,161	—	—	3,161
Total liabilities	825,934	30,394	—	(252,038)	604,290

Commitments and contingencies (Note 10)

Equity:
Net investment - Predecessor	—	700,867	—	(694,636)	6,231
Common unitholders	241,275	—	—	—	241,275
Subordinated unitholder - PBF LLC	(276,083)	—	—	—	(276,083)
IDR holder - PBF LLC	1,266	—	—	—	1,266
Total PBF Logistics LP equity	(33,542)	700,867	—	(694,636)	(27,311)
Noncontrolling Interest	—	179,882	—	—	179,882
Total equity	(33,542)	880,749	—	(694,636)	152,571
Total liabilities and equity	$792,392	$911,143	$—	$(946,674)	$756,861

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2017
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue:
Affiliate	$—	$240,654	$—	$—	$240,654
Third-party	—	14,159	—	—	14,159
Total revenue	—	254,813	—	—	254,813

Costs and expenses:
Operating and maintenance expenses	—	66,483	—	—	66,483
General and administrative expenses	16,284	—	—	—	16,284
Depreciation and amortization	—	23,831	—	—	23,831
Total costs and expenses	16,284	90,314	—	—	106,598

Income (loss) from operations	(16,284)	164,499	—	—	148,215

Other income (expense):
Equity in earnings of subsidiaries	164,499	—	—	(164,499)	—
Interest expense, net	(31,875)	—	—	—	(31,875)
Amortization of loan fees and debt premium	(1,488)	—	—	—	(1,488)
Net income	114,852	164,499	—	(164,499)	114,852
Less: Net loss attributable to Predecessor	—	(150)	—	—	(150)
Less: Net income attributable to noncontrolling interest	—	14,565	—	—	14,565
Net income attributable to the partners	114,852	150,084	—	(164,499)	100,437
Less: Net income attributable to the IDR holder	9,055	—	—	—	9,055
Net income attributable to PBF Logistics LP unitholders	$105,797	$150,084	$—	$(164,499)	$91,382

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2016
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue:
Affiliate	$—	$175,448	$—	$—	$175,448
Third-party	—	11,887	—	—	11,887
Total revenue	—	187,335	—	—	187,335

Costs and expenses:
Operating and maintenance expenses	—	44,563	—	—	44,563
General and administrative expenses	16,609	358	—	—	16,967
Depreciation and amortization	—	14,983	—	—	14,983
Total costs and expenses	16,609	59,904	—	—	76,513

Income (loss) from operations	(16,609)	127,431	—	—	110,822

Other income (expense):
Equity in earnings of subsidiaries	127,431	—	—	(127,431)	—
Interest expense, net	(28,755)	—	—	—	(28,755)
Amortization of loan fees	(1,678)	—	—	—	(1,678)
Net income	80,389	127,431	—	(127,431)	80,389
Less: Net loss attributable to Predecessor	—	(6,250)	—	—	(6,250)
Less: Net income attributable to noncontrolling interest	—	5,679	—	—	5,679
Net income attributable to the partners	80,389	128,002	—	(127,431)	80,960
Less: Net income attributable to the IDR holder	4,031	—	—	—	4,031
Net income attributable to PBF Logistics LP unitholders	$76,358	$128,002	$—	$(127,431)	$76,929

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2015
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
Revenue:
Affiliate	$—	$142,102	$—	$—	$142,102
Third-party	—	—	—	—	—
Total revenue	—	142,102	—	—	142,102

Costs and expenses:
Operating and maintenance expenses	—	25,661	—	—	25,661
General and administrative expenses	13,408	490	—	—	13,898
Depreciation and amortization expense	—	7,684	—	—	7,684
Total costs and expenses	13,408	33,835	—	—	47,243

Income (loss) from operations	(13,408)	108,267	—	—	94,859

Other income (expenses):
Equity in earnings of subsidiaries	108,280	—	—	(108,280)	—
Interest expenses net	(19,952)	13	—	—	(19,939)
Amortization of loan fees	(1,315)	—	—	—	(1,315)
Net income	73,605	108,280	—	(108,280)	73,605
Less: Net loss attributable to Predecessor	—	(243)	—	—	(243)
Net income attributable to the partners	73,605	108,523	—	(108,280)	73,848
Less: Net income attributable to the IDR holder	—	—	—	—	—
Net income attributable to PBF Logistics LP unitholders	$73,605	$108,523	$—	$(108,280)	$73,848

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$114,852	$164,499	$—	$(164,499)	$114,852
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	23,831	—	—	23,831
Amortization of loan fees and debt premium	1,488	—	—	—	1,488
Unit-based compensation expense	5,345	—	—	—	5,345
Equity in earnings of subsidiaries	(164,499)	—	—	164,499	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	124	(4,078)	—	—	(3,954)
Accounts receivable	—	2,871	—	—	2,871
Prepaids and other current assets	(265)	226	—	—	(39)
Accounts payable - affiliates	352	369	—	—	721
Accounts payable and accrued liabilities	311	(2,397)	—	—	(2,086)
Amounts due to/from related parties	82,873	(82,873)	—	—	—
Deferred revenue	—	486	—	—	486
Other assets and liabilities	(957)	(113)	—	—	(1,070)
Net cash provided by operating activities	39,624	102,821	—	—	142,445

Cash flows from investing activities:
Toledo Products Terminal Acquisition	—	(10,097)	—	—	(10,097)
Expenditures for property, plant and equipment	—	(79,442)	—	—	(79,442)
Purchases of marketable securities	(75,036)	—	—	—	(75,036)
Maturities of marketable securities	115,060	—	—	—	115,060
Investment in subsidiaries	(11,072)	—	—	11,072	—
Net cash provided by (used in) investing activities	28,952	(89,539)	—	11,072	(49,515)

Cash flows from financing activities:
Distributions to unitholders	(85,430)	—	—	—	(85,430)
Distribution to TVPC members	—	(21,544)	—	—	(21,544)
Contribution from parent	—	16,529	—	(11,072)	5,457
Proceeds from issuance of senior notes	178,500	—	—	—	178,500
Repayment of term loan	(39,664)	—	—	—	(39,664)
Proceeds from revolving credit facility	20,000	—	—	—	20,000
Repayment of revolving credit facility	(179,500)	—	—	—	(179,500)
Repayment of Affiliate Note Payable	—	(11,600)	—	—	(11,600)
Deferred financing costs	(3,706)	—	—	—	(3,706)
Net cash used in financing activities	(109,800)	(16,615)	—	(11,072)	(137,487)

Net change in cash and cash equivalents	(41,224)	(3,333)	—	—	(44,557)
Cash and equivalents, beginning of period	52,133	12,088	—	—	64,221
Cash and equivalents, end of period	$10,909	$8,755	$—	$—	$19,664

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$80,389	$127,431	$—	$(127,431)	$80,389
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	14,983	—	—	14,983
Amortization of loan fees	1,678	—	—	—	1,678
Unit-based compensation expense	4,360	—	—	—	4,360
Equity in earnings of subsidiaries	(127,431)	—	—	127,431	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(125)	(12,314)	—	—	(12,439)
Accounts receivable	—	(4,294)	—	—	(4,294)
Prepaids and other current assets	(71)	3,223	—	—	3,152
Accounts payable - affiliates	1,096	2,417	—	—	3,513
Accounts payable and accrued liabilities	(211)	8,131	—	—	7,920
Amounts due to/from related parties	115,616	(115,616)	—	—	—
Deferred revenue	—	952	—	—	952
Other assets and liabilities	(672)	(330)	—	—	(1,002)
Net cash provided by operating activities	74,629	24,583	—	—	99,212

Cash flows from investing activities:
Plains Asset Purchase	(98,373)	—	—	—	(98,373)
Expenditures for property, plant and equipment	—	(22,978)	—	—	(22,978)
Purchases of marketable securities	(1,909,965)	—	—	—	(1,909,965)
Maturities of marketable securities	2,104,209	—	—	—	2,104,209
Investment in subsidiaries	(3,053)	—	—	3,053	—
Net cash provided by (used in) investing activities	92,818	(22,978)	—	3,053	72,893

Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters’ discount and commissions	138,378	—	—	—	138,378
Distribution to PBF LLC related to Acquisitions from PBF	(175,000)	—	—	—	(175,000)
Distributions to unitholders	(67,534)	—	—	—	(67,534)
Contribution from parent	—	10,483	—	(3,053)	7,430
Repayment of term loan	(194,536)	—	—	—	(194,536)
Proceeds from revolving credit facility	194,700	—	—	—	194,700
Repayment of revolving credit facility	(30,000)	—	—	—	(30,000)
Net cash (used in) provided by financing activities	(133,992)	10,483	—	(3,053)	(126,562)

Net change in cash and cash equivalents	33,455	12,088	—	—	45,543
Cash and equivalents, beginning of period	18,678	—	—	—	18,678
Cash and equivalents, end of period	$52,133	$12,088	$—	$—	$64,221

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

14. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$73,605	$108,280	$—	$(108,280)	$73,605
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	7,684	—	—	7,684
Amortization of loan fees	1,315	—	—	—	1,315
Unit-based compensation expense	4,279	—	—	—	4,279
Equity in earnings of subsidiaries	(108,280)	—	—	108,280	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	—	(12,319)	—	—	(12,319)
Prepaids and other current assets	(66)	(51)	—	—	(117)
Accounts payable - affiliates	93	122	—	—	215
Accounts payable and accrued liabilities	3,419	69	—	—	3,488
Amounts due to/from related parties	101,938	(101,938)	—	—	—
Other assets and liabilities	(19)	—	—	—	(19)
Net cash provided by operating activities	76,284	1,847	—	—	78,131

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(3,503)	—	—	(3,503)
Purchases of marketable securities	(2,067,286)	—	—	—	(2,067,286)
Maturities of marketable securities	2,067,983	—	—	—	2,067,983
Investment in subsidiaries	(820)	—	—	820	—
Net cash used in investing activities	(123)	(3,503)	—	820	(2,806)

Cash flows from financing activities:
Distribution to PBF LLC related to Acquisitions from PBF	(112,500)	—	—	—	(112,500)
Distributions to unitholders	(49,524)	—	—	—	(49,524)
Distribution to parent	—	(1,036)	—	—	(1,036)
Contribution from parent	—	2,692	—	(820)	1,872
Proceeds from issuance of senior notes	350,000	—	—	—	350,000
Repayment of term loan	(700)	—	—	—	(700)
Proceeds from revolving credit facility	24,500	—	—	—	24,500
Repayment of revolving credit facility	(275,100)	—	—	—	(275,100)
Deferred financing costs	(8,324)	—	—	—	(8,324)
Net cash (used in) provided by financing activities	(71,648)	1,656	—	(820)	(70,812)

Net change in cash and cash equivalents	4,513	—	—	—	4,513
Cash and equivalents, beginning of period	14,165	—	—	—	14,165
Cash and equivalents, end of period	$18,678	$—	$—	$—	$18,678

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per unit amounts).

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$60,477	$62,329	$65,494	$66,513
Income from operations	36,041	35,017	40,420	36,737
Net income	28,057	27,131	32,672	26,992
Net income attributable to PBF Logistics LP unitholders	22,922	21,204	26,347	20,909
Net income per limited partner unit:
Common - basic	$0.55	$0.49	$0.63	$0.50
Common - diluted	$0.55	$0.49	$0.63	$0.50
Subordinated units - basic and diluted	$0.55	$0.52	$—	$—

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$36,549	$40,659	$48,433	$61,694
Income from operations	26,044	23,510	25,763	35,505
Net income	18,815	15,876	18,067	27,631
Net income attributable to PBF Logistics LP unitholders	18,336	15,372	19,749	23,472
Net income per limited partner unit:
Common - basic	$0.53	$0.41	$0.50	$0.57
Common - diluted	$0.53	$0.41	$0.50	$0.57
Subordinated units - basic and diluted	$0.53	$0.41	$0.50	$0.57

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2017. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

There has been no change in our internal controls over financial reporting during the quarter-ended December 31, 2017 that has materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, management concluded that as of December 31, 2017, our internal control over financial reporting were effective.

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

Director Independence

Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act. The board of directors of our general partner has determined that Bruce A. Jones, David Roush and Karen Davis are independent under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE’s listing standards, a director will not be deemed independent unless the board of directors of our general partner affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Jones and Roush and Ms. Davis has no material relationship with PBF Energy or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with PBF Energy or us, and each of them is therefore independent under the NYSE’s listing standards and applicable SEC rules and regulations.

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

Audit Committee

The audit committee of the board of directors of our general partner assists the board of directors of our general partner in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee also is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee. The board of directors of our general partner has determined that each of Bruce A. Jones, David Roush and Karen Davis meet the requirements to serve on the audit committee and our audit committee is therefore comprised of the following independent directors: Bruce A. Jones, David Roush and Karen Davis. Mr. Roush serves as the Chairman of the audit committee and as an “audit committee financial expert.”

Conflicts Committee

At least three members of the board of directors of our general partner serve on the conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee are not officers or employees of our general partner or directors, officers or employees of its affiliates, and meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or its affiliates or any interest in us or our subsidiaries other than common units or awards under our incentive compensation plan. Any matters approved by the conflicts committee in good faith will be deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The board of directors of our general partner has determined that each of Bruce A. Jones, David Roush and Karen Davis meet the requirements to serve on the conflicts committee and the conflicts committee is therefore comprised of the following independent directors: Bruce A. Jones, David Roush and Karen Davis. Mr. Roush serves as the Chairman of the conflicts committee.

Meetings of the Board of Directors

During the last fiscal year, the board of directors of our general partner had six meetings, while the audit committee had four meetings and the conflicts committee had eight meetings. All directors have access to members of management and a substantial amount of information transfer and informal communication occurs between meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board of directors of our general partner on which the director served. Under our corporate governance guidelines, executive sessions of the non-management directors are held periodically as part of the routine activities and deliberation of the board of directors. The non-management directors determine among themselves who shall preside at such meetings. The non-management directors may request that certain employees and executive officers of our general partner and/or PBF Energy and other advisers and consultants to make presentations or participate in discussions at such meetings. To the extent this group of non-management directors does not also meet the independence standards of the NYSE, the directors who do meet such independence requirements shall also meet in executive sessions at least once a year.

Directors and Executive Officers of PBF Logistics GP, LLC

The following table shows information for the executive officers and directors of our general partner as of February 22, 2018. Directors are elected by the board members of our general partner and are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, retirement, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Some of our directors and all of our executive officers also serve as executive officers of PBF Energy.

	Age
Name	(as of December 31, 2017)	Position with PBF Logistics GP, LLC
Thomas J. Nimbley	66	Chief Executive Officer and Chairman of the Board of Directors
Matthew C. Lucey	44	Executive Vice President and Director
Trecia Canty	48	Senior Vice President, General Counsel and Secretary
C. Erik Young	40	Senior Vice President, Chief Financial Officer and Director
Timothy Paul Davis	55	Assistant Secretary
Michael D. Gayda	63	Director
Bruce A. Jones	64	Director
George E. Ogden	75	Former Director (through December 28, 2017)
David Roush	64	Director
Karen B. Davis	61	Director (since December 28, 2017)

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

Timothy Paul Davis was appointed Assistant Secretary of a subsidiary of our general partner and President, PBF Energy Western Region LLC in September 2017. Mr. Davis joined PBF Energy in April of 2012 and served as head of its commercial operations related to crude oil and refinery feedstock sourcing from May of 2013 to January 2015 and, from January 2015 to September 2015, served as its Co-Head of Commercial and served as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil Corporation in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined petroleum products, as well as optimization roles within refineries.

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

George E. Ogden has over 45 years of experience in the energy sector. From January 1999 to the present, Mr. Ogden has served as an independent refining and marketing consultant for energy and investment companies. Previously he was a Senior Vice President of Tosco from 1992 to 1999, where he was responsible for mergers, acquisitions and divestments and general corporate planning, and prior to that Mr. Ogden held various positions at Tosco, Occidental Petroleum Corporation and the Mobil Oil Corporation in business development, refinery operations, planning and economics and as a refinery engineer. Mr. Ogden’s extensive career across many aspects of the energy and refining industries made him a valuable member of the board of directors of our general partner.

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

Karen B. Davis most recently served as the Executive Vice President and Chief Financial Officer of both Western Refining Inc. (“Western”) and the general partner of Western Refining Logistics LP from August 2016 to May 2017.  Prior to that, she served as the Executive Vice President and Chief Financial Officer of Western’s affiliate, the general partner of Northern Tier Energy LP from February 2015 to August 2016.  Ms. Davis also served as the Chief Financial Officer of the general partner of Western Refining Logistics and the Vice President-Director of Investor Relations of Western from December 2014 to February 2015. Previously, Ms. Davis served as the Chief Accounting Officer of PBF Energy Inc. from February 2011 to November 2014, and of PBF Logistics GP LLC, the general partner of PBF Logistics LP, from its inception in February 2013 until November 2014. During her career, Ms. Davis has served in other executive accounting and finance positions with various public and private companies throughout the United States. Ms. Davis’s extensive experience in the energy industry as a finance executive establishes her as a valuable member of the board of directors of our general partner.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our general partner’s officers and directors and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3 and 4, including any amendments, filed with the SEC in 2017 (no Forms 5, or any amendments, were filed with respect to 2017), all required report filings by our (or our general partner’s) directors and executive officers and greater than 10% affiliated beneficial owners were timely made.

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

Item 11. EXECUTIVE COMPENSATION

Neither we nor our general partner directly employs any of the persons responsible for managing our business. All of our general partner’s executive officers and other management personnel necessary for our business to function are employees of subsidiaries of PBF Energy.

Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s compensation programs and the key executive compensation decisions that were made for 2017. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2017 were as follows:

•	Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors

•	C. Erik Young, Senior Vice President, Chief Financial Officer and Director

•	Matthew C. Lucey, Executive Vice President and Director

•	Trecia Canty, Senior Vice President and General Counsel

•	Timothy Paul Davis, Assistant Secretary

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

Under the terms of the Omnibus Agreement, we pay an annual administrative fee of approximately $4.9 million per year to PBF Energy for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of PBF Energy employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse PBF Energy directly for a proportionate amount of the salary and employee benefits costs of PBF Energy employees who devote more than 50% of their time to our business and affairs, which is currently estimated to be approximately $2.0 million annually.

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

Compensation Objectives and Philosophy

Overview

Our 2017 NEO compensation framework was designed to reward our NEOs for their efforts with respect to our acquisitions, provide retention incentives for our NEOs, and motivate our NEOs to increase the value of our units. Our compensation program is intended to:

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

At present, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP. Our general partner did not engage a compensation consultant in 2017. Because neither we nor our general partner employ any of our NEOs and because our NEOs are compensated by PBF Energy to manage our business and affairs, we do not provide traditional fixed or discretionary compensation (e.g. salary and bonus) to our NEOs.

2014 Long-Term Incentive Plan

Awards may be made under the LTIP to officers, directors and employees of subsidiaries of PBF Energy, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. In recognition of strong performance of our assets and the successful completion of the PNGPC Acquisition and the Toledo Products Terminal Acquisition, the Compensation Committee of PBF Energy and the board of directors of our general partner approved grants under the LTIP to our NEOs. Each of our NEOs received a grant of phantom units that vests over a four year period. These phantom units are accompanied by distribution equivalent rights (“DERs”) that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. Phantom units motivate our NEOs to attain our long term goals and support our overall business priorities as well as aligning our NEOs interests with those of our unitholders. The initial equity grants provided our NEOs with an immediate stake in our performance and were intended to immediately align the interests of our NEOs and our unitholders by providing a direct incentive for our NEOs to focus on unitholder value. The LTIP is now administered by the disinterested directors on the board of directors of our general partner.

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

Compensation Consultants

The board of directors of our general partner does not have a compensation committee, and it did not retain a compensation consultant in 2017.

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

2017 Summary Compensation Table

The Summary Compensation Table summarizes the total compensation paid or earned by each of our named executive officers.

Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Award	All Other Compensation	Total
		($) (1)	($) (1)	($) (2)	($) (1)	($) (1)	($)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	2017	—	—	420,000	—	—	420,000
	2016	—	—	297,000	—	—	297,000
	2015	—	—	358,800	—	—	358,800
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	2017	—	—	262,500	—	—	262,500
	2016	—	—	247,500	—	—	247,500
	2015	—	—	299,000	—	—	299,000
Matthew C. Lucey, Executive Vice President and Director	2017	—	—	315,000	—	—	315,000
	2016	—	—	297,000	—	—	297,000
	2015	—	—	358,800	—	—	358,800
Trecia Canty, Senior Vice President and General Counsel	2017	—	—	262,500	—	—	262,500
	2016	—	—	247,500	—	—	247,500
	2015	—	—	119,600	—	—	119,600
Timothy Paul Davis, Assistant Secretary	2017	—	—	262,500	—	—	262,500
	2016	—	—	247,500	—	—	247,500
	2015	—	—	299,000	—	—	299,000
____________

(1)	As noted above, no compensation other than grants of phantom units under our LTIP is reported for the NEOs.

(2)
This column represents the aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”) for financial statement reporting purposes for the phantom units granted under the 2014 Long-Term Incentive Plan. Fair value is calculated using the closing price of our units on the date of grant. The per unit grant date fair value for the 2017, 2016 and 2015 grants was $21.00, $19.80 and $23.92, respectively. Assumptions used in the calculation of this amount are included in Note 8 “Unit-Based Compensation” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Grants of Plan Based Awards in 2017

The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2017.

Name and Principal Position	Grant Date	Awards: Number of Units (1)	Option Awards: Number of Securities Underlying Option	Exercise or Base Price of Options Awards (Per Share)	Grant Date Fair Value of Units and Option Awards (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board Director	5/1/2017	20,000	—	—	$420,000
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	5/1/2017	12,500	—	—	$262,500
Matthew C. Lucey, Executive Vice President and Director	5/1/2017	15,000	—	—	$315,000
Trecia Canty, Senior Vice President and General Counsel	5/1/2017	12,500	—	—	$262,500
Timothy Paul Davis, Assistant Secretary	5/1/2017	12,500	—	—	$262,500
____________

(1)	All awards in this column are phantom units under our LTIP.

(2)
The amounts in this column reflect the aggregate grant date fair value of $21.00 per unit, which is equal to the NYSE closing price of our common units on the grant date. Assumptions used in the calculation of this amount for the 2017 fiscal year are included in Note 8 “Unit-Based Compensation” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Outstanding Equity Awards at December 31, 2017

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2017.

						Unit Awards (1)
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Director	5/1/2017	—	—	N/A	N/A	20,000	$419,000
	4/26/2016	—	—	N/A	N/A	11,250	$235,688
	4/27/2015	—	—	N/A	N/A	7,500	$157,125
	5/23/2014	—	—	N/A	N/A	5,000	$104,750
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	5/1/2017	—	—	N/A	N/A	12,500	$261,875
	4/26/2016	—	—	N/A	N/A	9,375	$196,406
	4/27/2015	—	—	N/A	N/A	6,250	$130,938
	5/23/2014	—	—	N/A	N/A	3,750	$78,563
Matthew C. Lucey, Executive Vice President and Director	5/1/2017	—	—	N/A	N/A	15,000	$314,250
	4/26/2016	—	—	N/A	N/A	11,250	$235,688
	4/27/2015	—	—	N/A	N/A	7,500	$157,125
	5/23/2014	—	—	N/A	N/A	5,000	$104,750
Trecia Canty, Senior Vice President and General Counsel	5/1/2017	—	—	N/A	N/A	12,500	$261,875
	4/26/2016	—	—	N/A	N/A	9,375	$196,406
	4/27/2015	—	—	N/A	N/A	2,500	$52,375
	5/23/2014	—	—	N/A	N/A	1,875	$39,281
Timothy Paul Davis, Assistant Secretary	5/1/2017	—	—	N/A	N/A	12,500	$261,875
	4/26/2016	—	—	N/A	N/A	9,375	$196,406
	4/27/2015	—	—	N/A	N/A	6,250	$130,938
	5/23/2014	—	—	N/A	N/A	3,750	$78,563
____________

(1)	All awards in this column are phantom units granted under our LTIP which vest ratably over a four year period.

(2)	Amounts in this column are based upon a fair market value of $20.95 per unit which was the NYSE closing price of our common units on December 31, 2017.

Option Exercises and Units Vested in 2017

The following table reflects the aggregate value realized by the NEOs for phantom units that vested in 2017. We have not granted any options to purchase our units.

	Unit Awards
Name and Principal Position	Number of Units Acquired on Vesting (1)	Value Realized on Vesting (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Director	12,500	$298,113
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	10,000	$238,131
Matthew C. Lucey, Executive Vice President and Director	12,500	$298,113
Trecia Canty, Senior Vice President and General Counsel	6,250	$146,781
Timothy Paul Davis, Assistant Secretary	10,000	$238,131
____________

(1)	Reflects the vesting of one-fourth of the service phantom units granted to Messrs. Nimbley, Young, Lucey, Ms. Canty and Mr. Davis in April 2016, April 2015 and May 2014.

(2)
The value realized for the service phantom units was calculated using the closing price of our common units on April 26, April 27 and May 23, 2017, the vesting date, multiplied by the number of units that vested. This amount also includes the value of DERs received as a cash distribution on the vested units during the vesting period.

Potential Payments Upon Termination or Change of Control

The following table discloses the estimated payments and benefits that would be provided to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change of control described in their respective employment agreements and the LTIP took place on December 31, 2017 and their last day of employment with our general partner or its affiliates was December 31, 2017. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our unit price.

Name and Principal Position	Termination of Employment (1)	Other Termination of Employment	Change of Control (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Director	$1,063,525 (3)	—	$1,063,525 (3)
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	$779,900 (4)	—	$779,900 (4)
Matthew C. Lucey, Executive Vice President and Director	$949,325 (5)	—	$949,325 (5)
Trecia Canty, Senior Vice President and General Counsel	$631,606 (6)	—	$631,606 (6)
Timothy Paul Davis, Assistant Secretary	$779,900 (4)	—	$779,900 (4)
____________

(1)	Death, disability, without cause and good reason are defined in the applicable award agreements.

(2)
The agreements evidencing the phantom unit grants to our NEOs in 2017 provide that in the event of a Change of Control (as defined below), all of the then outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settled in accordance with its terms. The amounts in this column assume that a Change of Control occurred on December 31, 2017, all of the then outstanding phantom units and associated DERs became nonforfeitable as of December 31, 2017, and such phantom units would vest on the March 14, 2018 distribution date. That portion of the dollar value given that is attributable to the PBFX phantom units is based on the market value of PBFX’s common units on December 31, 2017 ($20.95), without discount for service period.

(3)	Consists of the value of 43,750 phantom units and associated DERs.

(4)	Consists of the value of 31,875 phantom units and associated DERs.

(5)	Consists of the value of 38,750 phantom units and associated DERs.

(6)	Consists of the value of 26,250 phantom units and associated DERs.

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
(iv) (A) the General Partner or an Affiliate of our general partner ceases to be the general partner of the Partnership or (B) our general partner ceases to be PBF Energy or one of its controlled Affiliates;
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

The following table reflects all compensation granted to each non-employee director during 2017.

	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
Name	($)(1)	($)(2)(3)(4)	($)	($)
Michael D. Gayda	59,000	50,000	—	109,000
Bruce A. Jones	77,000	50,000	—	127,000
George E. Ogden (5)	77,000	50,000	—	127,000
David Roush	87,000	50,000	—	137,000
Karen Davis (5)	—	50,000	—	50,000
____________

(1)	The annual cash fees for non-employee directors’ board of directors and committee service for the period of January 1, 2017 through December 31, 2017.

(2)
On May 1, 2017, each of the non-employee directors, excluding Karen Davis, received a grant of 2,381 phantom units, representing their annual phantom unit award grant of $50,000, based on the grant date closing stock price of $21.00.

(3)
The table below reflects the total service phantom units outstanding as of the end of the 2017 fiscal year for each non-employee director. No options or other equity-based awards have been granted to the non-employee directors.

Name	Total Service Phantom Units Outstanding
Michael D. Gayda	5,320
Bruce A. Jones	5,862
George E. Ogden (5)	—
David Roush	5,862
Karen Davis (5)	2,416

(4)
The grant date fair value is computed in accordance with FASB ASC Topic 718. The values for the phantom unit awards reflect the aggregate grant date fair values of the awards. The phantom units will vest ratably over a four year period.

(5)
On December 28, 2017, George E. Ogden retired from the board of directors of our general partner and Karen Davis was subsequently appointed to its board. In connection with her appointment to the board of directors, effective December 28, 2017, Karen Davis received a grant of 2,416 phantom units, representing a phantom unit award grant of $50,000, based on business day prior to grant date closing stock price of $20.70.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth as of February 20, 2018 the beneficial ownership of our units held by:

•	each person who beneficially owns 5% or more of the outstanding units;

•	each director and named executive officer of PBF GP; and

•	all directors and officers of PBF GP as a group.

We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a “beneficial owner” of a security if that person has or shares “voting power” that includes the power to vote or to direct the voting of the security, or “investment power” that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 20, 2018, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units that they beneficially own, subject to community property laws where applicable.

The percentage of our units beneficially owned is based on a total of 41,900,708 common units outstanding. The percentage of PBF Energy common stock beneficially owned is based on the shares of Class A common stock and Class B common stock outstanding, with each share of Class B common stock representing the number of PBF LLC Series A units beneficially owned. As of February 20, 2018, 110,672,334 shares of Class A common stock were beneficially owned, as determined in accordance with the rules and regulations of the SEC.

	PBF Logistics LP		PBF Energy Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Thomas J. Nimbley	126,250	0.3%	1,507,500	1.4%
Michael D. Gayda	46,506	0.1%	81,538	*
Matthew C. Lucey	33,750	0.1%	442,016	0.4%
David Roush	15,809	*	—	—
Timothy Paul Davis	17,566	*	254,387	0.2%
C. Erik Young	17,028	*	341,895	0.3%
Bruce A. Jones	10,539	*	—	—
Trecia Canty	9,917	*	140,137	0.1%
Karen B. Davis	5,000	*	—	—
All directors and executive officers as a group (11 persons)	349,181	0.8%
Other 5% or more unitholders:
PBF Energy Inc. (2)	18,459,497	44.1%
Clearbridge Investments, LLC (3)	3,828,702	9.1%
Goldman Sachs Asset Management (4)	2,136,328	5.1%
Carlos Slim Helu et. Al (5)	2,156,204	5.1%
____________

*	Less than 0.1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

(2)
A subsidiary of PBF Energy Inc. holds the common units and general partner interest. PBF Energy Company LLC directly holds 18,459,497 common units and all the general partner interest. PBF Energy Inc. is the ultimate parent of PBF Energy Company LLC and may, therefore, be deemed to beneficially own the units held. PBF Energy Inc. files information with, or furnishes information to, the United States Securities and Exchange Commission (the “SEC”) pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(3)
According to a Schedule 13G/A filed with the SEC on February 14, 2018 by Clearbridge Investments, LLC, with an address of 620 8th Avenue, New York, New York 10018. The Schedule 13G/A reports that Clearbridge Investments, LLC has sole voting and dispositive power with respect to the reported units.

(4)
According to a Schedule 13G/A filed with the SEC on January 30, 2018 by Goldman Sachs Asset Management, with an address of 200 West Street, New York, New York 10282. The Schedule 13G/A reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and dispositive power with respect to the reported units.

(5)
According to a Schedule 13G filed with the SEC on August 21, 2017 by Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (collectively, the “Slim Family”). The members of the Slim Family are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Inversora Carso, S.A. de C.V, formerly known as Inmobiliaria Carso, S.A. de C.V. (“Inversora Carso”). Inversora Carso, a sociedad anónima de capital variable organized under the laws of the United Mexican States (“Mexico”), is a holding company with portfolio investments in various companies. Inversora Carso owns all of the outstanding voting securities of Control Empresarial de Capitales S.A. de C.V. The Slim Family has an address of Paseo de las Palmas 736, Colonia Lomas de Chapultepec, 11000 Ciudad de México, México and Inversora Carso, Lago Zurich 245, Presa Falcon, Piso 20, Colonia Granada Ampliacion, 11529 Ciudad de Mexico, Mexico. The Schedule 13G reports that the Slim Family and Inversora Carso have shared voting and dispositive power with respect to the reported units.

 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	642,774	—	567,170
Equity compensation plans not approved by security holders	—	—	—
Total	642,774	—	567,170
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Relationships with PBF Energy and PBF LLC

As of February 20, 2018, PBF LLC owned 18,459,497 common units, representing an approximate 44.1% limited partner interest in us, a non-economic general partner interest and owned all of our IDRs. Transactions with PBF Energy and its affiliated entities are considered to be related party transactions because PBF Energy and its affiliates owned more than 5% of our equity interests; in addition, PBF Energy’s executive officers serve as executive officers of both PBF Energy and our general partner. Whenever a conflict arises between our general partner or its affiliates on the one hand, and us or our limited partners on the other hand, the resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution or course of action in respect of such conflict of interest is:

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

Acquisitions

PNGPC Acquisition

On February 28, 2017, we, through our wholly-owned subsidiary, PBFX Op Co, acquired PNGPC. In consideration for PNGPC, we delivered to PBF LLC (i) an $11.6 million Affiliate Note Payable in favor of PRC, a wholly-owned subsidiary of PBF Holding, (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the Paulsboro Natural Gas Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.

Distributions and Payments to Our General Partner and its Affiliates

We will generally make cash distributions to our unitholders pro rata, including PBF LLC, as the holder of all of our IDRs and 18,459,497 common units. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, PBF Energy will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, PBF Energy would receive an annual distribution of approximately $22.2 million on its common units.

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

In connection with our quarterly distributions, we distributed $41.9 million and $34.7 million to PBF LLC for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, TVPC distributed $21.5 million to each of its members, which includes TVP Holding, a subsidiary of PBF Holding. TVPC made no distributions in 2016.

Agreements with PBF Energy

Commercial Agreements

PBFX currently derives the majority of its revenue from long-term, fee-based, MVC agreements with PBF Holding, supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. PBFX believes the terms and conditions under these agreements, as well as the Omnibus Agreement and the Services Agreement each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements with PBF Holding include:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements (b)	5/1/2016	Various (c)	Evergreen	15,000 bpd (d)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (c)	Evergreen	350,000 barrels (e)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (e)

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling (continued)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank (f)	8/31/2016	10 years	2 x 5	900,000 barrels per month	PBFX or PBF Holding can declare
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (f)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility	12/12/2014	10 years	2 x 5	3,849,271 barrels (e)	PBFX or PBF Holding can declare
Chalmette Storage Services Agreement (g)	See note (h)	10 years	2 x 5	625,000 barrels (e)
___________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)	Subsequent to the Toledo Products Terminal Acquisition, the Toledo Products Terminal was added to the East Coast Terminals Terminaling Services Agreements.

(c)	The East Coast Terminals related party agreements include varying term lengths, ranging from one to five years.

(d)
The East Coast Terminals Terminaling Services Agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals’ Paulsboro, New Jersey location and PBF Holding’s Paulsboro Refinery, with a 15,000 bpd MVC.

(e)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors.

(f)
In August 2017, the Paulsboro Natural Gas Pipeline commenced service. Concurrent with the commencement of operations, a new services agreement was entered into between PNGPC and PRC regarding the Paulsboro Natural Gas Pipeline.

(g)	The Chalmette Storage Services Agreement was entered into on February 15, 2017 and commenced on November 1, 2017.

Omnibus Agreement

We entered into the Omnibus Agreement with PBF GP, PBF LLC and PBF Holding at the closing of the Offering for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions, as well as (i) PBF LLC’s agreement not to compete with us under certain circumstances, subject to certain exceptions, (ii) our right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and (iii) a license to use our trademark and name.

The annual fee was increased to $6.9 million effective as of January 1, 2017.

Services Agreement

In connection with the Offering, we entered into the Services Agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provides us with the personnel necessary for us to perform our obligations under our commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air.

On February 28, 2017, the Services Agreement was amended and restated in connection with the PNGPC Acquisition resulting in an increase to the annual fee to $6.7 million. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service on 30 days’ notice.

For amounts paid by us or PBF Holding, as applicable, under the above described agreements, see Note 11 “Related Party Transactions” to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Chalmette Lease and Project Management Agreement

In connection with the Chalmette Storage Services Agreement, PBFX Op Co and Chalmette Refining entered into the Lease and the Project Management Agreement, which expired upon the completion of the Chalmette Storage Tank. The Lease can be extended by PBFX Op Co for two additional ten-year periods.

PBFX’s 2023 Notes

On May 12, 2015, we, along with PBF Logistics Finance, issued the initial 2023 Notes, and on October 6, 2017, we, along with PBF Logistics Finance issued the new 2023 Notes. Our named executive officers (other than Timothy Paul Davis) and certain of PBF Energy’s officers and directors and their affiliates and family members purchased $19.9 million aggregate principal amount of the initial 2023 Notes.

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For fiscal year 2017 and 2016, Deloitte & Touche LLP (“Deloitte”) billed the following fees and expenses for the indicated services:

	Deloitte Fiscal Year Ended December 31, 2017	Deloitte Fiscal Year Ended December 31, 2016
Audit Fees and Expenses	$758,000	$809,000
Audit-related Fees	608,700	465,420
Tax Fees	353,391	245,532
All Other Fees	—	—
Total Fees and Expenses	$1,720,091	$1,519,952

Audit fees paid for the services of Deloitte during fiscal year 2017 and 2016 include services related to the audits of our Consolidated Financial Statements and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal year ended December 31, 2017 and 2016 financial statements regardless of the timing of payment for those fees and expenses.

All engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the audit committee of the board of directors of our general partner. During the year ended December 31, 2017 and 2016, all of the services performed for us by Deloitte were pre-approved by the audit committee.

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

4.1.1
Supplemental Indenture dated June 19, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1.1 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 22, 2016).

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

4.6
Joinder Agreement dated as of October 5, 2016, among PBFX Operating Company LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference herein to Exhibit 4.6 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 24, 2017).

Exhibit Number	Description
4.7
Joinder Agreement dated as of October 18, 2016, among Torrance Valley Pipeline Company LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference herein to Exhibit 4.7 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 24, 2017).

4.8
Third Supplemental Indenture dated as of October 24, 2016, among Torrance Valley Pipeline Company LLC, PBFX Operating Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.8 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 24, 2017).

4.9
Joinder Agreement dated as of February 28, 2017, among Paulsboro Natural Gas Pipeline Company LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).

4.10
Fourth Supplemental Indenture dated as of March 13, 2017, among Paulsboro Natural Gas Pipeline Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).

4.11
Fifth Supplemental Indenture dated October 6, 2017, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on October 6, 2017).

4.12
Registration Rights Agreement, dated as of October 6, 2017, among PBF Logistics LP, PBF Logistics Finance Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36446) filed on October 6, 2017).

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

10.8
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.9
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

10.10#
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

Exhibit Number	Description
10.11#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 22, 2014).
10.12
Revolving Credit Agreement dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, L/C issuer and lender and the other lenders party thereto (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).

10.13	Increase Agreement, dated as of December 5, 2014 (incorporated by reference herein to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 26, 2015).
10.14
Form of Indemnification Agreement, dated December 12, 2012, between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference herein to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on December 18, 2012).

10.15	Guaranty of PBF Logistics LP dated as of January 29, 2016 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 4, 2016).
10.16
Revolving Credit Facility Second Increase Agreement, dated as of May 19, 2016 (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-36446) filed on August 4, 2016).

10.17
Fourth Amended and Restated Omnibus Agreement dated as of August 31, 2016 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.18
Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.19
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

10.25
Storage Services Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).

10.26
Lease Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and Chalmette Refining, L.L.C. (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).

10.27
Fifth Amended and Restated Operation and Management Services and Secondment Agreement dated as of February 28, 2017 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC, PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC, PBFX Operating Company LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Chalmette Refining L.L.C. (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on March 3, 2017).

Exhibit Number	Description
10.28
Intercompany Promissory Note entered on February 28, 2017 between Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on March 3, 2017).

10.29
Precedent Agreement dated as of February 28, 2017 by Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference herein to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).

10.30
Expansion Rights and Right of First Refusal Agreement dated as of February 28, 2017 among PBF Energy Company LLC, PBF Logistics GP LLC, and PBF Logistics LP (incorporated by reference herein to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).

10.31
Firm Transportation Service Agreement dated as of August 3, 2017, by and between Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36446) filed on November 2, 2017).

10.32*	Amendment No. 1 to Delaware City West Ladder Rack Terminaling Services Agreement dated as of December 28, 2017 among PBF Holding Company LLC and Delaware City Terminaling Company II LLC.
12.1*	Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, dated February 22 2018.
23.2*	Consent of Deloitte & Touche LLP, dated February 22, 2018.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Torrance Valley Pipeline Company LLC
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	February 22, 2018		By:	/s/ Thomas J. Nimbley
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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Chairman of the Board of Directors	February 22, 2018
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer and Director	February 22, 2018
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 22, 2018
(John Barone)	(Principal Accounting Officer)

/s/ Matthew C. Lucey	Executive Vice President	February 22, 2018
(Matthew C. Lucey)	and Director

/s/ Michael D. Gayda	Director	February 22, 2018
(Michael D. Gayda)

/s/ Bruce A. Jones	Director	February 22, 2018
(Bruce A. Jones)

/s/ David Roush	Director	February 22, 2018
(David Roush)

/s/ Karen Davis	Director	February 22, 2018
(Karen Davis)