Form 10-Q
period 2018-03-31
PBF Logistics LP
filed 2018-05-03
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2018, there were 41,979,148 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of March 31, 2018, owned 97.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 44.1% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 55.9% limited partner interest owned by public unitholders as of March 31, 2018.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil and refined product transportation, terminaling and storage assets, previously operated and owned by certain of PBF Holding’s currently and previously held subsidiaries. As of March 31, 2018, PBF Holding, together with its subsidiaries, owns and operates five oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

References in this Form 10-Q to “PBF Logistics LP,” “PBFX,” the “Partnership” and “we,” “our,” “us,” or like terms used in the context of periods on or after the completion of certain acquisitions from PBF LLC, refer to PBF Logistics LP and its subsidiaries.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q; in our Annual Report on Form 10-K for the year ended December 31, 2017, which we refer to as our 2017 Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

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

•
our dependence on PBF Energy for a substantial majority of our revenues subjects us to the business risks of PBF Energy, which includes the possibility that contracts will not be renewed because they are no longer beneficial for PBF Energy;

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$22,009	$19,664
Accounts receivable - affiliates	32,481	40,817
Accounts receivable	1,308	1,423
Prepaids and other current assets	2,391	1,793
Total current assets	58,189	63,697
Property, plant and equipment, net	670,261	673,823
Other non-current assets	30	30
Total assets	$728,480	$737,550

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$5,368	$8,352
Accounts payable and accrued liabilities	25,989	19,794
Deferred revenue	843	1,438
Total current liabilities	32,200	29,584
Long-term debt	539,456	548,793
Other long-term liabilities	2,003	2,078
Total liabilities	573,659	580,455

Commitments and contingencies (Note 8)

Equity:
Common unitholders (41,900,708 units issued and outstanding, as of March 31, 2018 and December 31, 2017)	(19,063)	(17,544)
IDR holder - PBF LLC	2,959	2,736
Total PBF Logistics LP equity	(16,104)	(14,808)
Noncontrolling interest	170,925	171,903
Total equity	154,821	157,095
Total liabilities and equity	$728,480	$737,550

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Affiliate	$60,864	$56,202
Third-party	3,175	4,275
Total revenue	64,039	60,477

Costs and expenses:
Operating and maintenance expenses	18,048	15,769
General and administrative expenses	4,291	3,315
Depreciation and amortization	6,495	5,352
Total costs and expenses	28,834	24,436

Income from operations	35,205	36,041

Other expense:
Interest expense, net	(9,585)	(7,568)
Amortization of loan fees and debt premium	(363)	(416)
Net income	25,257	28,057
Less: Net loss attributable to Predecessor	—	(150)
Less: Net income attributable to noncontrolling interest	4,022	3,599
Net income attributable to the partners	21,235	24,608
Less: Net income attributable to the IDR holder	2,959	1,686
Net income attributable to PBF Logistics LP unitholders	$18,276	$22,922

Net income per limited partner unit:
Common units - basic	$0.43	$0.55
Common units - diluted	0.43	0.55
Subordinated units - basic and diluted	—	0.55

Weighted-average limited partner units outstanding:
Common units - basic	42,129,377	26,042,248
Common units - diluted	42,236,092	26,127,441
Subordinated units - basic and diluted	—	15,886,553

Cash distribution declared per unit	$0.49	$0.46

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$25,257	$28,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,495	5,352
Amortization of loan fees and debt premium	363	416
Unit-based compensation expense	834	680
Changes in operating assets and liabilities:
Accounts receivable - affiliates	8,336	7,860
Accounts receivable	115	2,472
Prepaids and other current assets	(598)	(297)
Accounts payable - affiliates	(2,984)	721
Accounts payable and accrued liabilities	6,908	8,121
Deferred revenue	(595)	246
Other assets and liabilities	(75)	169
Net cash provided by operations	44,056	53,797

Cash flows from investing activities:
Expenditures for property, plant and equipment	(3,953)	(19,467)
Purchases of marketable securities	—	(75,036)
Maturities of marketable securities	—	75,006
Net cash used in investing activities	(3,953)	(19,497)

Cash flows from financing activities:
Distributions to unitholders	(23,058)	(20,059)
Distributions to TVPC members	(5,000)	(3,425)
Contribution from parent	—	5,457
Repayment of revolving credit facility	(9,700)	—
Repayment of term loan	—	(39,664)
Net cash used in financing activities	(37,758)	(57,691)

Net change in cash and cash equivalents	2,345	(23,391)
Cash and cash equivalents at beginning of year	19,664	64,221
Cash and cash equivalents at end of period	$22,009	$40,830

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$414	$13,625
Issuance of affiliate note payable	—	11,600

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of March 31, 2018, owned 97.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 44.1% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 55.9% limited partner interest owned by public unitholders as of March 31, 2018.

PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates. The Partnership does not take ownership of or receive any payments based on the value of the crude oil, products, natural gas or intermediates that it handles and does not engage in the trading of any commodities. PBFX’s assets are integral to the operations of PBF Holding’s refineries, and as a result, the Partnership continues to generate a substantial majority of its revenue from transactions with PBF Holding. Additionally, certain of PBFX’s assets also generate revenue from third-party transactions.

Principles of Combination and Consolidation and Basis of Presentation

In connection with, and subsequent to, PBFX’s initial public offering (“IPO”), the Partnership has acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). The acquisitions completed subsequent to the IPO were made through a series of drop-down transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). The assets, liabilities and results of operations of the Contributed Assets prior to their acquisition by PBFX are collectively referred to as the “Predecessor.” The transactions through which PBFX acquired the Contributed Assets were transfers of assets between entities under common control. Accordingly, the accompanying condensed consolidated financial statements and related notes present the results of operations and cash flows of our Predecessor for all periods presented prior to the effective date of each transaction. The financial statements of our Predecessor have been prepared from the separate records maintained by PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessor had been operated as an unaffiliated entity. See the Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) for additional information regarding the Acquisitions from PBF and the commercial agreements and amendments to other agreements with related parties executed in connection with these acquisitions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year.

The Predecessor generally did not historically operate its respective assets for the purpose of generating revenues independent of other PBF Energy businesses prior to PBFX’s IPO or for assets acquired in the Acquisitions from PBF, prior to the effective dates of each transaction. All intercompany accounts and transactions have been eliminated.

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 supersedes

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

the revenue recognition requirements in Accounting Standards Codification 605 “Revenue Recognition” (“ASC 605”), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Partnership adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. See Note 2 “Revenues” of the Notes to Condensed Consolidated Financial Statements for further details.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide additional clarification and implementation guidance for leases related to ASU 2016-02 including ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”) (collectively, the Partnership refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”). The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. ASU 2018-01 provides a practical expedient whereby land easements (also known as “rights of way”) that are not accounted for as leases under existing GAAP would not need to be evaluated under ASU 2016-02; however the Updated Lease Guidance would apply prospectively to all new or modified land easements after the effective date of ASU 2016-02. In January 2018, the FASB issued a proposed ASU that would provide an additional transition method for the Updated Lease Guidance for lessees and a practical expedient for lessors. As proposed, this additional transition method would allow lessees to initially apply the requirements of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The proposed practical expedient would allow lessors to not separate non-lease components from the related lease components in certain situations. Assuming the proposed ASU is approved after the comment period, the proposed ASU would have the same effective date as ASU 2016-02. While early adoption is permitted, the Partnership will not early adopt the Updated Lease Guidance. The Partnership has established a working group to study and lead implementation of the Updated Lease Guidance. This working group has instituted a task plan designed to meet the implementation deadline for ASU 2016-02. The Partnership has evaluated and purchased a lease software system and has begun implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on the Partnership’s consolidated financial statements and related disclosures and the impact on its business processes and controls. At this time, the Partnership has identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases onto its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating recognition of the interest expense component of financing leases. While the assessment of the impacts arising from this standard is progressing, the Partnership has not fully determined the impacts on its business processes, controls or financial statement disclosures at this time.

2. REVENUES

Adoption of ASC 606

Prior to January 1, 2018, the Partnership recognized revenue from customers when all of the following criteria were met: (i) persuasive evidence of an exchange arrangement existed, (ii) delivery had occurred or services had been rendered, (iii) the buyer’s price was fixed or determinable and (iv) collectability was reasonably assured. Amounts billed in advance of the period in which the service was rendered or product delivered were recorded as deferred revenue.

Effective January 1, 2018, the Partnership adopted ASC 606. As a result, the Partnership has changed the accounting policy for the recognition of revenue from contracts with customers as detailed below.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The Partnership adopted ASC 606 using the modified retrospective method, which has been applied for the three months ended March 31, 2018. The Partnership has applied ASC 606 only to those contracts that were not complete as of January 1, 2018. As such, the financial information for prior periods has not been adjusted and continues to be reported under ASC 605. The Partnership did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are discussed below.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Partnership expects to be entitled to in exchange for those goods or services.

As noted in Note 10 “Segment Information” of the Notes to Condensed Consolidated Financial Statements, the Partnership’s business consists of two operating segments, (i) Transportation and Terminaling and (ii) Storage. The following table provides information relating to the Partnership’s revenues for each service category by segment for the periods presented:

	Three Months Ended March 31,
	2018	2017
Transportation and Terminaling Segment
Terminaling	$27,051	$30,678
Pipeline	18,489	15,898
Other	11,430	8,363
Total	56,970	54,939
Storage Segment
Storage	7,069	5,538
Other	—	—
Total	7,069	5,538
Total Revenue	$64,039	$60,477

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, storing and pipeline services based on the greater of contractual minimum volume commitments (“MVCs”), as applicable, or the delivery of actual volumes transferred or stored based on contractual rates applied to throughput or storage volumes.

Minimum Volume Commitments

Transportation and Terminaling

The Partnership’s Transportation and Terminaling segment consists of product terminals, pipelines, crude unloading facilities, product tanks and marine facilities capable of handling barges and ships. Certain of these commercial agreements contain MVCs. Under these commercial agreements, if the Partnership’s customer fails to transport its minimum throughput volumes during any specified period, the customer will pay the Partnership a deficiency payment equal to the volume of the deficiency multiplied by the contractual rate then in effect. The deficiency payment is initially recorded as deferred revenue on the Partnership’s balance sheets for all contracts in which the MVC deficiency makeup period is longer than a contractual quarter.

Certain of the Partnership’s customers may apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline or terminal system in excess of its MVC during the following

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

quarters under the terms of the applicable agreement. The Partnership recognizes operating revenues for the deficiency payments when credits are used for volumes transported in excess of MVCs or at the end of the contractual period. If the Partnership determines, based on all available information, that it is remote that the Partnership’s customer will utilize these deficiency payments, the amount of the expected unused credits will be recognized as operating revenues in the period when that determination is made. The use or recognition of the credits is a reduction to deferred revenue.

Storage

The Partnership earns storage revenue under the crude oil and refined product storage contracts through capacity reservation agreements, where the Partnership collects a fee for reserving storage capacity for customers in its facilities. Customers generally pay reservation fees based on the level of storage capacity reserved rather than the actual volumes stored.

As of March 31, 2018, future fees for MVCs to be received related to noncancelable commercial terminaling, pipeline and storage agreements were as follows:

2018	$158,461
2019	205,554
2020	205,421
2021	204,901
2022	123,445
Thereafter	447,547
Total MVC payments to be received	$1,345,329

Leases

Certain of the Partnership’s commercial agreements are considered operating leases. Under these leasing agreements, the Partnership provides access to storage tanks and/or use of throughput assets that convey the right to control the use of an identified asset to the customer. The Partnership accounts for these transactions under ASC 840 “Leases.” These lease arrangements accounted for $29,075 of the Partnership’s revenue for the three months ended March 31, 2018.

Deferred Revenue

The Partnership records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $843 and $1,438 as of March 31, 2018 and December 31, 2017, respectively. The decrease in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

The Partnership’s payment terms vary by the type and location of our customer and the services offered. The period between invoicing and when payment is due is not significant. For certain services and customer types, the Partnership requires payment before the services are performed for the customer.

Significant Judgment and Practical Expedients

For performance obligations, the Partnership determined that customers are able to obtain control of these services over time. The Partnership determined that these performance obligations, which are satisfied over time, are considered a series that generally have the same pattern of transfer to customers. For stand ready performance obligations, the Partnership generally recognizes revenue over time on a straight-line basis under the time-elapsed

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

output method as the Partnership believes this is a reasonable basis in determining how customers obtain the benefits of the Partnership’s services. For non-stand ready performance obligations, the Partnership generally recognizes revenue over time based on actual performance (current period volumes multiplied by the applicable rate per unit of volume) as the Partnership believes this accurately depicts the transfer of benefits to customers.

The Partnership did not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Partnership recognizes revenue at the amount to which the Partnership has the right to invoice for services performed.

3. ACQUISITIONS

PNGPC Acquisition

On February 28, 2017, the Partnership’s wholly-owned subsidiary, PBFX Operating Company LP (“PBFX Op Co”), acquired from PBF LLC all the issued and outstanding limited liability company interest of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) for an aggregate purchase price of $11,600 (the “PNGPC Acquisition”). PNGPC owns and operates an interstate natural gas pipeline which serves PBF Holding’s Paulsboro Refinery. In connection with the PNGPC Acquisition, PBFX constructed a new pipeline, which commenced services in August 2017 (the “Paulsboro Natural Gas Pipeline”).

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

Acquisition Expenses

PBFX incurred acquisition related costs of $483 for the three months ended March 31, 2018 primarily consisting of consulting and legal expenses related to pending and non-consummated acquisitions. PBFX’s acquisition related costs were de minimis for the three months ended March 31, 2017. These costs are included in General and administrative expenses.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2018	December 31, 2017
Land	$99,707	$99,707
Pipelines	333,937	333,609
Terminals and equipment	200,962	200,630
Storage facilities	89,836	89,417
Construction in progress	6,664	4,810
	731,106	728,173
Accumulated depreciation	(60,845)	(54,350)
Property, plant and equipment, net	$670,261	$673,823

5. DEBT

Total debt was comprised of the following:

	March 31, 2018	December 31, 2017
2023 Notes	$525,000	$525,000
Revolving Credit Facility (a)	20,000	29,700
Total debt outstanding	545,000	554,700
Unamortized debt issuance costs	(8,783)	(9,281)
Unamortized 2023 Notes premium	3,239	3,374
Net carrying value of debt	$539,456	$548,793
____________________
(a) PBFX had $4,010 outstanding letters of credit and $335,990 available under its five-year $360,000 revolving credit facility (the “Revolving Credit Facility”) as of March 31, 2018.

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

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based upon short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $534,177 and $544,118 at March 31, 2018 and December 31, 2017, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was approximately $545,000 and $554,177 as of March 31, 2018 and $554,700 and $573,818 as of December 31, 2017, respectively.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

6. EQUITY

PBFX had 23,441,211 common units held by the public outstanding as of March 31, 2018. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 44.1% limited partner interest in PBFX as of March 31, 2018.

Share Activity

PBFX’s partnership agreement, as amended, authorizes PBFX to issue an unlimited number of additional partnership interests for the consideration and on the terms and conditions determined by PBFX’s general partner without the approval of the unitholders. It is possible that PBFX will fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests.

The following table presents changes in PBFX common and subordinated units outstanding:

	Three Months Ended March 31,
	2018	2017
	Common Units	Common Units	Subordinated Units - PBF LLC
Balance at beginning of period	41,900,708	25,844,118	15,886,553
Vesting of phantom units, net of forfeitures	—	32,354	—
Balance at end of period	41,900,708	25,876,472	15,886,553

Additionally, 217,171 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (“LTIP”) vested and were converted into common units held by certain directors, officers and current and former employees of our general partner or its affiliates during the year ended December 31, 2017.

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash.

Noncontrolling Interest

PBFX’s wholly-owned subsidiary, PBFX Op Co, holds a 50% controlling interest in Torrance Valley Pipeline Company LLC (“TVPC”), with the other 50% interest in TVPC held by TVP Holding Company LLC (“TVP Holding”), a subsidiary of PBF Holding. PBFX Op Co is the sole managing member of TVPC. PBFX, through its ownership of PBFX Op Co, consolidates the financial results of TVPC, and records a noncontrolling interest for the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the three months ended March 31, 2018 and 2017:

	Common Units	IDR Holder	Noncontrolling Interest	Total
Balance at December 31, 2017	$(17,544)	$2,736	$171,903	$157,095
Quarterly distributions to unitholders (including IDRs)	(20,618)	(2,736)	—	(23,354)
Distributions to TVPC members	—	—	(5,000)	(5,000)
Net income attributable to the partners	18,276	2,959	4,022	25,257
Unit-based compensation expense	834	—	—	834
Other	(11)	—	—	(11)
Balance at March 31, 2018	$(19,063)	$2,959	$170,925	$154,821

	Net Investment	Common Units	Subordinated Units - PBF	IDR Holder	Noncontrolling Interest	Total
Balance at December 31, 2016	$6,231	$241,275	$(276,083)	$1,266	$179,882	$152,571
Net loss attributable to PNGPC	(150)	—	—	—	—	(150)
Contributions to PNGPC	5,457	—	—	—	—	5,457
Allocation of PNGPC assets acquired to unitholders	(11,538)	11,592	(54)	—	—	—
Distributions to PBF LLC related to the PNGPC Acquisition	—	(11,600)	—	—	—	(11,600)
Quarterly distributions to unitholders (including IDRs)	—	(11,872)	(7,149)	(1,265)	—	(20,286)
Distributions to TVPC members	—	—	—	—	(3,425)	(3,425)
Net income attributable to the partners	—	14,203	8,718	1,687	3,599	28,207
Unit-based compensation expense	—	680	—	—	—	680
Other	—	(4)	(2)	(1)	—	(7)
Balance at March 31, 2017	$—	$244,274	$(274,570)	$1,687	$180,056	$151,447

Cash Distributions

PBFX’s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

During the three months ended March 31, 2018, PBFX made a distribution payment related to the fourth quarter of 2017 as follows:

Related Earnings Period:	Q4 2017
Distribution date	March 14, 2018
Record date	February 28, 2018
Per unit	$0.4850
To public common unitholders	$11,369
To PBF LLC	11,689
Total distribution	$23,058

The allocation of total quarterly distributions to general and limited partners for the three months ended March 31, 2018 and 2017, respectively, is shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.49 and $0.46 per unit declared for the three months ended March 31, 2018 and 2017, respectively); therefore, the table represents total distributions applicable to the period in which the distributions are earned:

	Three Months Ended March 31,
	2018	2017
IDR - PBF LLC	$2,959	$1,686
Limited partners’ distributions:
Common	20,847	12,141
Subordinated - PBF LLC	—	7,308
Total distributions	23,806	21,135
Total cash distributions (a)	$23,582	$20,950
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

Diluted net income per unit includes the effects of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were no anti-dilutive phantom units for either of the three months ended March 31, 2018 or 2017. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

In addition to the common and subordinated units, PBFX has also identified the general partner interest and IDRs as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period.

On June 1, 2017, following the May 31, 2017 payment of the cash distribution attributable to the second quarter of 2017, the requirements under PBFX’s partnership agreement, as amended, for the conversion of all subordinated units into common units were satisfied and the subordination period for such subordinated units ended. As a result, in the second quarter of 2017, each of the Partnership’s 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests. The Partnership’s net income was allocated

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

to the general partner, the limited partners, including the holders of the subordinated units through May 31, 2017 and IDR holders, in accordance with the partnership agreement.

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings less distributions:

	Three Months Ended March 31, 2018
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$20,847	$2,959	$23,806
Earnings less distributions	(2,571)	—	(2,571)
Net income attributable to the partners	$18,276	$2,959	$21,235

Weighted-average units outstanding - basic	42,129,377
Weighted-average units outstanding - diluted	42,236,092

Net income per limited partner unit - basic	$0.43
Net income per limited partner unit - diluted	$0.43

	Three Months Ended March 31, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units - PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$12,141	$7,308	$1,686	$21,135
Earnings less distributions	2,063	1,410	—	3,473
Net income attributable to the partners	$14,204	$8,718	$1,686	$24,608

Weighted-average units outstanding - basic	26,042,248	15,886,553
Weighted-average units outstanding - diluted	26,127,441	15,886,553

Net income per limited partner unit - basic	$0.55	$0.55
Net income per limited partner unit - diluted	$0.55	$0.55

8. COMMITMENTS AND CONTINGENCIES

Certain of PBFX’s assets are collocated with PBF Holding’s Delaware City Refinery, and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act (the “CZA”). Therefore, determinations regarding the CZA that impact the Delaware City Refinery may potentially adversely impact the Partnership’s assets even if the Partnership is not directly involved. The Delaware City Refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017 (the “2017 Secretary’s

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Order”), including a $150 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge (the “2013 Secretary’s Order”). The Delaware Department of Natural Resources and Environmental Control’s (“DNREC”) determined that the Delaware City Refinery had violated the 2013 Secretary’s Order by failing to make timely and full disclosure to DNREC about the nature and extent of certain shipments and had misrepresented the number of shipments that went to other facilities. The Notice of Penalty Assessment and 2017 Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Delaware City Refinery by shipping crude oil from the Partnership’s Delaware City assets to three locations other than PBF Holding’s Paulsboro Refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35,700,000 gallons of crude oil in total. On April 28, 2017, the Delaware City Refinery appealed the Notice of Penalty Assessment and 2017 Secretary’s Order. On March 5, 2018, the Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and the Delaware City Refinery for $100. The Delaware City Refinery made no admissions with respect to the alleged violations and agreed to request a CZA status decision prior to making crude oil shipments to destinations other than Paulsboro.

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

On October 19, 2017, the Delaware City Refinery received approval from DNREC for the construction and operation of the ethanol marketing project to allow for a combined total loading of up to 10,000 barrels per day, on an annual average basis, of ethanol on to marine vessels at the marine piers and the terminal truck loading rack, subject to certain operational and emissions limitations as well as other conditions. On the same date, Delaware City Logistics Company LLC (“DCLC”) received DNREC approval for the construction of (i) four additional loading arms for each of lanes 4, 10 and 11 for purposes of loading ethanol at its truck loading rack and (ii) a vapor vacuum control system for loading lanes connected to the existing vapor recovery unit located at its terminal in Delaware City. This approval is also subject to certain operational and emission limitations as well as other conditions.

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
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

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

In connection with its purchase of the four refined product terminals from Plains All American Pipeline, L.P. (“Plains”), the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $1,846 recorded as of March 31, 2018 ($1,923 as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 1.83%. At March 31, 2018, the undiscounted liability is $2,002 and the Partnership expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in “Accounts payable and accrued liabilities” and the non-current portion is recorded in “Other long-term liabilities.”

In connection with PBF Holding’s acquisition of the Torrance Refinery and related logistics assets, PBF Holding is responsible for all known and unknown environmental liabilities at each site acquired in connection with the acquisition. The total estimated liability of known environmental obligations associated with the San Joaquin Valley pipeline system, which consists of the M55, M1 and M70 crude pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), was approximately $236 as of March 31, 2018 ($256 as of December 31, 2017). In accordance with the contribution agreement associated with the Partnership’s acquisition of a 50% equity interest in TVPC from PBF LLC (the “TVPC Acquisition”), PBF Holding has indemnified the Partnership for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events, which includes the recorded liability of approximately $236. At March 31, 2018, the Partnership expects to make the full aggregate payment for this liability within the next five years. PBFX has recorded a receivable from PBF Holding in “Accounts receivable - affiliates” for such anticipated payments related to the known pre-existing Torrance Valley Pipeline environmental obligations for which PBFX is indemnified.

In connection with the purchase of the Toledo, Ohio refined products terminal assets from Sunoco Logistics Partners L.P. (the “Seller”) by the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), the Partnership did not assume and is currently not aware of any pre-existing environmental obligations. If pre-acquisition environmental obligations are identified, the Seller is responsible for any liabilities up to $2,000 identified to have occurred since 2002. For liabilities arising prior to 2002, the Seller is indemnified by the prior owner under an agreement between the Seller and the prior owner, and the Partnership is entitled to be reimbursed for all amounts paid related to such liabilities on a full pass-through basis.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

See the 2017 Form 10-K for a more complete description of PBFX’s commercial agreements with PBF Holding, including those identified as leases.

The Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between Delaware City Terminaling Company LLC and PBF Holding were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs.

Other Agreements

In addition to the commercial agreements described above, PBFX has entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF (as amended, the “Omnibus Agreement”). The Omnibus Agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees.

Additionally, PBFX has entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries (the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30-days’ notice.

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended March 31,
	2018	2017
Revenues	$60,864	$56,202
Operating and maintenance expenses	1,674	1,618
General and administrative expenses	1,700	1,654

10. SEGMENT INFORMATION

The Partnership’s operations are organized into two reportable segments, Transportation and Terminaling and Storage. Operations that are not included in either the Transportation and Terminaling or the Storage segments are included in Corporate.

The Partnership’s Transportation and Terminaling segment consists of product terminals, pipelines, crude unloading facilities, product tanks and marine facilities capable of processing crude oil, natural gas and refined products. The Partnership’s Storage segment consists of storage facilities capable of handling crude oil, refined products and intermediates.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Revenues are generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for transportation, terminaling and storage of crude oil, refined products and natural gas. The Partnership does not have any foreign operations.

The operating segments adhere to the accounting polices used for the consolidated financial statements, as described in Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements in the 2017 Form 10-K. The Partnership’s operating segments are strategic business units that offer different services in different geographical locations. PBFX has evaluated the performance of each operating segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the operating segment, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with a specific operating segment.

	Three Months Ended March 31, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$56,970	$7,069	$—	$64,039
Depreciation and amortization expense	5,570	925	—	6,495
Income (loss) from operations	35,505	3,991	(4,291)	35,205
Interest expense, net and amortization of loan fees and debt premium	—	—	9,948	9,948
Capital expenditures	3,867	86	—	3,953

	Three Months Ended March 31, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$54,939	$5,538	$—	$60,477
Depreciation and amortization expense	4,751	601	—	5,352
Income (loss) from operations	36,106	3,250	(3,315)	36,041
Interest expense, net and amortization of loan fees and debt premium	—	—	7,984	7,984
Capital expenditures	15,293	4,174	—	19,467

	Balance at March 31, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$640,095	$85,220	$3,165	$728,480

	Balance at December 31, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$639,310	$86,760	$11,480	$737,550

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

11. SUBSEQUENT EVENTS

Cash distribution

On May 3, 2018, PBF GP’s board of directors announced a cash distribution, based on the results of the first quarter of 2018, of $0.49 per unit. The distribution is payable on May 30, 2018 to PBFX unitholders of record at the close of business on May 15, 2018.

Cummins Terminals Purchase

On April 16, 2018, the Partnership’s wholly-owned subsidiary, PLPT, completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial and Plantation pipeline systems and truck loading facilities (the “Cummins Terminals”) from Cummins Terminals, Inc. for total cash consideration of approximately $58,000 (the “Cummins Terminals Purchase”). The transaction was financed through a combination of cash on hand and borrowings under the Partnership’s Revolving Credit Facility.

Drop-down Transactions

On April 16, 2018, the Partnership announced the entry into a letter of intent to acquire several development assets from subsidiaries of PBF Energy. The letter of intent is subject to the execution of definitive agreements and the execution and closing of such definitive agreements are expected in the second quarter of 2018.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS

DCLC, Delaware Pipeline Company LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, PLPT, PBFX Op Co, TVPC and PNGPC serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, among the Partnership, PBF Logistics Finance Corporation (“PBF Logistics Finance”), the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.” In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. Refer to PBF LLC’s Quarterly Report on Form 10-Q for its condensed consolidated financial statements.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$2,599	$19,410	$—	$—	$22,009
Accounts receivable - affiliates	24	32,457	—	—	32,481
Accounts receivable	—	1,308	—	—	1,308
Prepaids and other current assets	541	1,850	—	—	2,391
Due from related parties	69,403	423,221	—	(492,624)	—
Total current assets	72,567	478,246	—	(492,624)	58,189
Property, plant and equipment, net	—	670,261	—	—	670,261
Other non-current assets	—	30	—	—	30
Investment in subsidiaries	892,182	—	—	(892,182)	—
Total assets	$964,749	$1,148,537	$—	$(1,384,806)	$728,480

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$552	$4,816	$—	$—	$5,368
Accounts payable and accrued liabilities	17,624	8,365	—	—	25,989
Deferred revenue	—	843	—	—	843
Due to related parties	423,221	69,403	—	(492,624)	—
Total current liabilities	441,397	83,427	—	(492,624)	32,200
Long-term debt	539,456	—	—	—	539,456
Other long-term liabilities	—	2,003	—	—	2,003
Total liabilities	980,853	85,430	—	(492,624)	573,659

Commitments and contingencies (Note 8)

Equity:
Net Investment - Predecessor	—	892,182	—	(892,182)	—
Common unitholders	(19,063)	—	—	—	(19,063)
IDR holder - PBF LLC	2,959	—	—	—	2,959
Total PBF Logistics LP equity	(16,104)	892,182	—	(892,182)	(16,104)
Noncontrolling interest	—	170,925	—	—	170,925
Total equity	(16,104)	1,063,107	—	(892,182)	154,821
Total liabilities and equity	$964,749	$1,148,537	$—	$(1,384,806)	$728,480

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$10,909	$8,755	$—	$—	$19,664
Accounts receivable - affiliates	1	40,816	—	—	40,817
Accounts receivable	—	1,423	—	—	1,423
Prepaids and other current assets	571	1,222	—	—	1,793
Due from related parties	64,162	388,737	—	(452,899)	—
Total current assets	75,643	440,953	—	(452,899)	63,697
Property, plant and equipment, net	—	673,823	—	—	673,823
Other non-current assets	—	30	—	—	30
Investment in subsidiaries	856,257	—	—	(856,257)	—
Total assets	$931,900	$1,114,806	$—	$(1,309,156)	$737,550

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$2,022	$6,330	$—	$—	$8,352
Accounts payable and accrued liabilities	7,156	12,638	—	—	19,794
Deferred revenue	—	1,438	—	—	1,438
Due to related parties	388,737	64,162	—	(452,899)	—
Total current liabilities	397,915	84,568	—	(452,899)	29,584
Long-term debt	548,793	—	—	—	548,793
Other long-term liabilities	—	2,078	—	—	2,078
Total liabilities	946,708	86,646	—	(452,899)	580,455

Commitments and contingencies (Note 8)

Equity:
Net Investment - Predecessor	—	856,257	—	(856,257)	—
Common unitholders	(17,544)	—	—	—	(17,544)
IDR holder - PBF LLC	2,736	—	—	—	2,736
Total PBF Logistics LP equity	(14,808)	856,257	—	(856,257)	(14,808)
Noncontrolling interest	—	171,903	—	—	171,903
Total equity	(14,808)	1,028,160	—	(856,257)	157,095
Total liabilities and equity	$931,900	$1,114,806	$—	$(1,309,156)	$737,550

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$60,864	$—	$—	$60,864
Third-party	—	3,175	—	—	3,175
Total revenue	—	64,039	—	—	64,039

Costs and expenses:
Operating and maintenance expenses	—	18,048	—	—	18,048
General and administrative expenses	4,291	—	—	—	4,291
Depreciation and amortization	—	6,495	—	—	6,495
Total costs and expenses	4,291	24,543	—	—	28,834

Income (loss) from operations	(4,291)	39,496	—	—	35,205

Other income (expense):
Equity in earnings of subsidiaries	39,496	—	—	(39,496)	—
Interest expense, net	(9,585)	—	—	—	(9,585)
Amortization of loan fees and debt premium	(363)	—	—	—	(363)
Net income	25,257	39,496	—	(39,496)	25,257
Less: Net income attributable to noncontrolling interest	—	4,022	—	—	4,022
Net income attributable to the partners	25,257	35,474	—	(39,496)	21,235
Less: Net income attributable to the IDR holder	2,959	—	—	—	2,959
Net income attributable to PBF Logistics LP unitholders	$22,298	$35,474	$—	$(39,496)	$18,276

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$56,202	$—	$—	$56,202
Third-party	—	4,275	—	—	4,275
Total revenue	—	60,477	—	—	60,477

Costs and expenses:
Operating and maintenance expenses	—	15,769	—	—	15,769
General and administrative expenses	3,315	—	—	—	3,315
Depreciation and amortization	—	5,352	—	—	5,352
Total costs and expenses	3,315	21,121	—	—	24,436

Income (loss) from operations	(3,315)	39,356	—	—	36,041

Other income (expense):
Equity in earnings of subsidiaries	39,356	—	—	(39,356)	—
Interest expense, net	(7,568)	—	—	—	(7,568)
Amortization of loan fees	(416)	—	—	—	(416)
Net income	28,057	39,356	—	(39,356)	28,057
Less: Net loss attributable to Predecessor	—	(150)	—	—	(150)
Less: Net income attributable to noncontrolling interest	—	3,599	—	—	3,599
Net income attributable to the partners	28,057	35,907	—	(39,356)	24,608
Less: Net income attributable to the IDR holder	1,686	—	—	—	1,686
Net income attributable to PBF Logistics LP unitholders	$26,371	$35,907	$—	$(39,356)	$22,922

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$25,257	$39,496	$—	$(39,496)	$25,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	6,495	—	—	6,495
Amortization of loan fees and debt premium	363	—	—	—	363
Unit-based compensation expense	834	—	—	—	834
Equity in earnings of subsidiaries	(39,496)	—	—	39,496	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(23)	8,359	—	—	8,336
Accounts receivable	—	115	—	—	115
Prepaids and other current assets	30	(628)	—	—	(598)
Accounts payable - affiliates	(1,470)	(1,514)	—	—	(2,984)
Accounts payable and accrued liabilities	10,172	(3,264)	—	—	6,908
Amounts due to (from) related parties	29,243	(29,243)	—	—	—
Deferred revenue	—	(595)	—	—	(595)
Other assets and liabilities	—	(75)	—	—	(75)
Net cash provided by operating activities	24,910	19,146	—	—	44,056

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(3,953)	—	—	(3,953)
Investment in subsidiaries	(462)	—	—	462	—
Net cash used in investing activities	$(462)	$(3,953)	$—	$462	$(3,953)

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Distributions to unitholders	$(23,058)	$—	$—	$—	$(23,058)
Contribution from parent	—	462	—	(462)	—
Distributions to TVPC members	—	(5,000)	—	—	(5,000)
Repayment of revolving credit facility	(9,700)	—	—	—	(9,700)
Net cash used in financing activities	(32,758)	(4,538)	—	(462)	(37,758)

Net change in cash and cash equivalents	(8,310)	10,655	—	—	2,345
Cash and cash equivalents at beginning of year	10,909	8,755	—	—	19,664
Cash and cash equivalents at end of period	$2,599	$19,410	$—	$—	$22,009

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$28,057	$39,356	$—	$(39,356)	$28,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	5,352	—	—	5,352
Amortization of loan fees	416	—	—	—	416
Unit-based compensation expense	680	—	—	—	680
Equity in earnings of subsidiaries	(39,356)	—	—	39,356	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	90	7,770	—	—	7,860
Accounts receivable	—	2,472	—	—	2,472
Prepaids and other current assets	110	(407)	—	—	(297)
Accounts payable - affiliates	2,802	(2,081)	—	—	721
Accounts payable and accrued liabilities	6,974	1,147	—	—	8,121
Amounts due to (from) related parties	29,200	(29,200)	—	—	—
Deferred revenue	—	246	—	—	246
Other assets and liabilities	(7)	176	—	—	169
Net cash provided by operating activities	28,966	24,831	—	—	53,797

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(19,467)	—	—	(19,467)
Purchase of marketable securities	(75,036)	—	—	—	(75,036)
Maturities of marketable securities	75,006	—	—	—	75,006
Investment in subsidiaries	(2,753)	—	—	2,753	—
Net cash used in investing activities	$(2,783)	$(19,467)	$—	$2,753	$(19,497)

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

	Three Months Ended March 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Distributions to unitholders	$(20,059)	$—	$—	$—	$(20,059)
Distributions to TVPC members	—	(3,425)	—	—	(3,425)
Contribution from parent	—	8,210	—	(2,753)	5,457
Repayment of term loan	(39,664)	—	—	—	(39,664)
Net cash (used in) provided by financing activities	(59,723)	4,785	—	(2,753)	(57,691)

Net change in cash and cash equivalents	(33,540)	10,149	—	—	(23,391)
Cash and cash equivalents at beginning of year	52,133	12,088	—	—	64,221
Cash and cash equivalents at end of period	$18,593	$22,237	$—	$—	$40,830

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations in our 2017 Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our 2017 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the Acquisitions from PBF (as defined below) prior to the effective date of each acquisition refer to the Predecessor. For periods subsequent to the effective dates of each of the Acquisitions from PBF, these terms refer to the Partnership and its subsidiaries.

Overview

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of March 31, 2018, owned 97.2% of the total economic interest in PBF LLC. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 44.1% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 55.9% limited partner interest owned by public unitholders.

The Partnership includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, and storage assets, which include assets previously operated and owned by certain of PBF Holding’s currently and previously held subsidiaries, which were acquired in a series of acquisitions from 2014 through 2017.

2018 Business Developments

Cummins Terminals Purchase

On April 16, 2018, our wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks with a total shell capacity of approximately 0.5 million barrels, pipeline connections to the Colonial and Plantation pipeline systems and two truck loading facilities with nine loading bays (the “Cummins Terminals”) from Cummins Terminals, Inc. for total cash consideration of approximately $58.0 million (the “Cummins Terminals Purchase”). The transaction was financed through a combination of cash on hand and borrowings under our five-year $360.0 million revolving credit facility (“Revolving Credit Facility”).

Drop-down Transactions

On April 16, 2018, we announced the entry into a letter of intent to acquire several development assets from subsidiaries of PBF Energy. The letter of intent is subject to the execution of definitive agreements and the execution and closing of such definitive agreements are expected in the second quarter of 2018.

Principles of Combination and Consolidation and Basis of Presentation

Our Predecessor generally did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses. In connection with, and subsequent to, our initial public offering (“IPO”), we have acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). The acquisitions completed subsequent to the IPO were made through a series of drop-down transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). Upon the closing of our IPO and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries. In addition, subsequent to the acquisition of the four refined product terminals located in and around Philadelphia, Pennsylvania, we have begun to generate third-party revenue related to those assets.

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

See the 2017 Form 10-K for a more complete description of our commercial agreements with PBF Holding, including those identified as leases.

The Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between Delaware City Terminaling Company LLC and PBF Holding were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs. As a result of these amendments, in the future, we expect to avoid earnings volatility associated with escalating costs. Additionally, the amendments should more closely align PBF Holding and us in terms of optimizing the utilization of the Delaware City rail unloading assets.

Other Agreements
In addition to the commercial agreements described above, we have entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF (as amended, the “Omnibus Agreement”). The Omnibus Agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees.

Additionally, we have entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries, which has been amended and restated in connection with certain of the Acquisitions from PBF (as amended, the “Services Agreement”). Pursuant to the Services Agreement, PBF Holding and its subsidiaries provide us with the personnel necessary for us to perform our obligations under our commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service on 30 days’ notice.

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

Revenues reported by us prior to the acquisition of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) in February 2017 did not include the services agreement associated with the new 24” interstate natural gas pipeline we built to replace the existing PNGPC pipeline servicing PBF Holding’s Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”), which commenced in August 2017 (the “Paulsboro Natural Gas Pipeline Services Agreement”).

In addition, the Amended and Restated Rail Agreements, which effectively combine the MVC’s associated with our Delaware City rail unloading assets with a blended throughput rate and a directly billed ancillary fee, were executed effective as of January 1, 2018.

Financing. Historically, we have financed our operations through proceeds generated by equity offerings, internally generated cash flows, and borrowings under our Revolving Credit Facility to satisfy capital expenditure requirements. During March 2017, we fully repaid the remaining outstanding balance of our three-year $300.0 million term loan facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Term Loan”). On October 6, 2017, we issued $175.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (the “new 2023 Notes,” and along with the $350.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 issued in May 2015, the “2023 Notes”). The new 2023 Notes included a registration rights arrangement whereby we agreed, no later than 365 days after the date of the original issuance of the new 2023 Notes, to file a registration statement with the SEC and use commercially reasonable efforts to consummate an offer to exchange the new 2023 Notes for an issue of registered notes with terms substantially identical to the notes. This registration statement was declared effective on April 2, 2018, and it is anticipated that the exchange will be consummated during the second quarter of 2018.

Toledo Products Terminal Acquisition. On April 17, 2017, our wholly-owned subsidiary, PBF Logistics Products Terminals LLC, acquired the Toledo, Ohio refined products terminal assets (the “Toledo Products Terminal”) from Sunoco Logistics Partners L.P. (the “Toledo Products Terminal Acquisition”). The transaction is accounted for as a third-party acquisition, and as a result, our results may not be comparable due to additional affiliate revenue, operating and maintenance expenses and general and administrative expenses associated with the Toledo Products Terminal.

Chalmette Storage Tank. On November 1, 2017, we, through our wholly-owned subsidiary, PBFX Operating Company LLC (“PBFX Op Co”), began providing storage services to PBF Holding in November 2017 at PBF Holding’s Chalmette Refinery (the “Chalmette Storage Tank”) under a ten-year storage service agreement (the “Chalmette Storage Agreement”).

Other Factors That Will Significantly Affect Our Results

Supply and Demand for Crude Oil, Refined Products and Natural Gas. We generate revenue by charging fees for receiving, handling, transferring, storing and throughputting crude oil, refined products and natural gas. The majority of our revenues are derived from fee-based commercial agreements with subsidiaries of PBF Energy with initial terms ranging from approximately seven to ten years and including MVCs, which enhance the stability of our cash flows. The volume of crude oil, refined products and natural gas that is throughput or stored depends substantially on PBF Energy’s refining margins. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products.

Factors driving the prices of petroleum-based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Please read “Risk Factors” included in “Item 1A.” of our 2017 Form 10-K.

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

Third-Party Business. As of March 31, 2018, PBF Holding accounts for the substantial majority of our revenues and we continue to expect the majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

Noncontrolling Interest. As a result of PBFX Op Co’s acquisition from PBF LLC of 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”) (the “TVPC Acquisition”), PBFX Op Co became the managing member of TVPC and fully consolidates TVPC. With respect to the consolidation of TVPC, we record a noncontrolling interest for the remaining 50% economic interest in TVPC held by TVP Holding Company LLC (“TVP Holding”). Noncontrolling interest on the condensed consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

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

We believe that the presentation of EBITDA and EBITDA attributable to PBFX provides useful information to investors in assessing our financial condition and results of operations. We believe that the presentation of distributable cash flow provides useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance and provides investors with another perspective of the operating performance of our assets and the cash our business is generating. EBITDA, EBITDA attributable to PBFX and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA, EBITDA attributable to PBFX and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, EBITDA attributable to PBFX and distributable cash flow may be defined differently by other companies in our industry, our definition of such matters may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. EBITDA, EBITDA attributable to PBFX and distributable cash flow are reconciled to net income and net cash provided by operating activities in “—Results of Operations” below.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations is presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview. The following tables summarize our results of operations and financial data for the three months ended March 31, 2018 and 2017. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue:
Affiliate	$60,864	$56,202
Third-Party	3,175	4,275
Total revenue	64,039	60,477

Costs and expenses:
Operating and maintenance expenses	18,048	15,769
General and administrative expenses	4,291	3,315
Depreciation and amortization	6,495	5,352
Total costs and expenses	28,834	24,436

Income from operations	35,205	36,041

Other expense:
Interest expense, net	(9,585)	(7,568)
Amortization of loan fees and debt premium	(363)	(416)
Net income	25,257	28,057
Less: Net loss attributable to Predecessor	—	(150)
Less: Net income attributable to noncontrolling interest	4,022	3,599
Net income attributable to the partners	21,235	24,608
Less: Net income attributable to the IDR holder	2,959	1,686
Net income attributable to PBF Logistics LP unitholders	$18,276	$22,922

Other Data:
EBITDA attributable to PBFX	$36,317	$36,469
Distributable cash flow	26,246	28,574
Capital expenditures	3,953	19,467

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

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$25,257	$28,057
Interest expense, net	9,585	7,568
Amortization of loan fees and debt premium	363	416
Depreciation and amortization	6,495	5,352
EBITDA	41,700	41,393
Less: Predecessor EBITDA	—	(40)
Less: Noncontrolling interest EBITDA	5,383	4,964
EBITDA attributable to PBFX	36,317	36,469
Non-cash unit-based compensation expense	834	680
Cash interest	(9,580)	(7,750)
Maintenance capital expenditures	(1,325)	(825)
Distributable cash flow	$26,246	$28,574

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities:	$44,056	$53,797
Change in operating assets and liabilities	(11,107)	(19,292)
Interest expense, net	9,585	7,568
Non-cash unit-based compensation expense	(834)	(680)
EBITDA	41,700	41,393
Less: Predecessor EBITDA	—	(40)
Less: Noncontrolling interest EBITDA	5,383	4,964
EBITDA attributable to PBFX	36,317	36,469
Non-cash unit-based compensation expense	834	680
Cash interest	(9,580)	(7,750)
Maintenance capital expenditures	(1,325)	(825)
Distributable cash flow	$26,246	$28,574

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA for informational purposes.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income attributable to noncontrolling interest	$4,022	$3,599
Depreciation and amortization related to noncontrolling interest (*)	1,361	1,365
Noncontrolling interest EBITDA	$5,383	$4,964

* Represents 50% of depreciation and amortization for TVPC for the three months ended March 31, 2018 and 2017.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Summary. Our net income for the three months ended March 31, 2018 decreased approximately $2.8 million to $25.3 million from $28.1 million for the three months ended March 31, 2017. The decrease in net income was primarily due to the following:

•
an increase in operating and maintenance expenses of approximately $2.3 million, or 14.5%, as a result of increased utilities expenses within our Transportation and Terminaling segment, higher maintenance and materials expenses, expenses related to the Toledo Products Terminal subsequent to the Toledo Products Terminal Acquisition and expenses associated with our pipeline control center subsequent to its completion in May 2017, partially offset by a decrease in outside services costs within our Transportation and Terminaling segment;

•	an increase in general and administrative expenses of approximately $1.0 million, or 29.4%, as a result of higher acquisition related costs and higher unit-based compensation expense;

•	an increase in depreciation and amortization expenses of approximately $1.1 million, or 21.4%, related to the timing of acquisitions and new assets being placed in service;

•
an increase in interest expense, net of approximately $2.0 million, or 26.7%, attributable to the interest costs associated with the new 2023 Notes, partially offset by lower borrowings under our Revolving Credit Facility;

•	partially offset by the following:

◦
an increase in total revenues of approximately $3.6 million, or 5.9%, primarily attributable to the Paulsboro Natural Gas Pipeline Services Agreement commencing in August 2017, the Chalmette Storage Agreement commencing in November 2017 and January 1, 2018 inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”), partially offset by decreases in throughput fees resulting from the Amended and Restated Rail Agreements.

EBITDA attributable to PBFX for the three months ended March 31, 2018 decreased approximately $0.2 million to $36.3 million from $36.5 million for the three months ended March 31, 2017 due to the factors noted above, excluding the impact of depreciation, interest and noncontrolling interest.

Operating Segments

We review operating results in two reportable segments: (i) Transportation and Terminaling; and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net sales less operating expenses and depreciation and amortization. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is further discussed in Note 10 “Segment Information” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements.”

Transportation and Terminaling Segment

The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue:
Affiliate	$53,795	$50,664
Third-Party	3,175	4,275
Total revenue	56,970	54,939

Costs and expenses:
Operating and maintenance expenses	15,895	14,082
Depreciation and amortization	5,570	4,751
Total costs and expenses	21,465	18,833
Transportation and Terminaling Segment Operating Income	$35,505	$36,106

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (barrels per day) (1)	197,398	178,715
Lease tank capacity (average lease capacity barrels per month)	2,137,302	2,126,209
Pipelines
Total throughput (barrels per day) (1)	152,757	146,302
Lease tank capacity (average lease capacity barrels per month)	1,536,912	1,371,862

(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue. Revenue increased approximately $2.0 million, or 3.7%, to $57.0 million for the three months ended March 31, 2018 compared to $54.9 million for the three months ended March 31, 2017. The increase in revenue was primarily attributable to the Paulsboro Natural Gas Pipeline Services Agreement commencing in August 2017, the Toledo Products Terminal operations following the Toledo Products Terminal Acquisition, increased throughput at certain of our assets and the Inflation Rate Increase, partially offset by decreases in throughput fees resulting from the Amended and Restated Rail Agreements.

Operating and maintenance expenses. Operating and maintenance expenses increased approximately $1.8 million, or 12.9%, to $15.9 million for the three months ended March 31, 2018 compared to $14.1 million for the three months ended March 31, 2017. The increase in operating and maintenance expenses was primarily attributable to costs related to the Toledo Products Terminal operations following the Toledo Products Terminal Acquisition, costs associated with our pipeline control center subsequent to its completion in May 2017, higher utilities expenses and higher maintenance and materials expenses, partially offset by a decrease in outside services costs.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.8 million, or 17.2%, to $5.6 million for the three months ended March 31, 2018 compared to $4.8 million for the three months ended March 31, 2017. The increase in depreciation and amortization expense was primarily attributable to the timing of the Toledo Products Terminal Acquisition and new assets being placed in service including the Paulsboro Natural Gas Pipeline.

Storage Segment

The following table and discussion is an explanation of our results of operations of the Storage segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue:
Affiliate	$7,069	$5,538
Third-Party	—	—
Total revenue	7,069	5,538

Costs and expenses:
Operating and maintenance expenses	2,153	1,687
Depreciation and amortization	925	601
Total costs and expenses	3,078	2,288
Storage Segment Operating Income	$3,991	$3,250

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month) (1)	4,478,755	3,691,939

(1) Storage capacity is based on tanks in service and average shell capacity available during the period.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue. Revenue increased approximately $1.5 million, or 27.6%, to $7.1 million for the three months ended March 31, 2018 compared to $5.5 million for the three months ended March 31, 2017. The increase in revenue was primarily attributable to the Chalmette Storage Agreement commencing in November 2017, higher available storage capacity and the Inflation Rate Increase.

Operating and maintenance expenses. Operating and maintenance expenses increased approximately $0.5 million, or 27.6%, to $2.2 million for the three months ended March 31, 2018 compared to $1.7 million for the three months ended March 31, 2017. The increase in operating and maintenance expenses was primarily attributable to higher maintenance activity, as well as expenses associated with the Chalmette Storage Tank.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.3 million, or 53.9%, to $0.9 million for the three months ended March 31, 2018 compared to $0.6 million for the three months ended March 31, 2017. The increase in depreciation and amortization expense was primarily attributable to the Chalmette Storage Tank commencing service in November 2017.

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

We have paid, and intend to continue to pay, a quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which equates to approximately $12.8 million per quarter, or approximately $51.2 million per year, based on the number of common units and associated IDRs outstanding as of March 31, 2018. We do not have a legal obligation to pay this distribution.

During the three months ended March 31, 2018, we made a cash distribution payment related to the fourth quarter of 2017 as follows (in thousands except per unit data):

Related Earnings Period:	Q4 2017
Distribution date	March 14, 2018
Record date	February 28, 2018
Per unit	$0.4850
To public common unitholders	$11,369
To PBF LLC	11,689
Total distribution	$23,058

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The maximum availability under the Revolving Credit Facility is $360.0 million and the Partnership has the ability to further increase the maximum availability by an additional $240.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. See Note 5 “Debt” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for further information regarding the Revolving Credit Facility. We are in compliance with our covenants under the Revolving Credit Facility as of March 31, 2018.

On April 16, 2018, our wholly-owned subsidiary, PLPT, completed the Cummins Terminals Purchase for total cash consideration of approximately $58.0 million, of which $57.0 million was financed through borrowings under our Revolving Credit Facility.

Our 2023 Notes have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15, 2023. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of March 31, 2018, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$44,056	$53,797
Net cash used in investing activities	(3,953)	(19,497)
Net cash used in financing activities	(37,758)	(57,691)
Net change in cash and cash equivalents	$2,345	$(23,391)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased approximately $9.7 million to $44.1 million for the three months ended March 31, 2018 compared to $53.8 million for the three months ended March 31, 2017. The decrease in net cash provided by operating activities was primarily the result of net income and non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium and unit-based compensation of approximately $32.9 million for the three months ended March 31, 2018, compared to approximately $34.5 million for the three months ended March 31, 2017, and a net decrease in the net changes in operating assets and liabilities of approximately $8.2 million primarily driven by the timing of collection of accounts receivables and liability payments.

Cash Flows from Investing Activities

Net cash used in investing activities decreased approximately $15.5 million to $4.0 million for the three months ended March 31, 2018 compared to net cash used in investing activities of $19.5 million for the three months ended March 31, 2017. The decrease in net cash used in investing activities was primarily due a decrease in capital expenditures of approximately $15.5 million related to the construction of the Paulsboro Natural Gas Pipeline and the Chalmette Storage Tank in 2017.

Cash Flows from Financing Activities

Net cash used in financing activities decreased approximately $19.9 million to $37.8 million for the three months ended March 31, 2018 compared to $57.7 million for the three months ended March 31, 2017. The cash outflows for the three months ended March 31, 2018 were primarily driven by distributions to unitholders of $23.1 million, repayment of our Revolving Credit Facility of $9.7 million, and distributions to TVPC members of $5.0 million. Net cash used in financing activities for the three months ended March 31, 2017 consisted of repayment of our Term Loan of $39.7 million, distributions to unitholders of $20.1 million and distributions to TVPC members of $3.4 million, partially offset by a contribution from PBF LLC of $5.5 million related to the pre-acquisition activities of PNGPC.

Capital Expenditures

Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures, expansion capital expenditures and regulatory capital expenditures. Maintenance capital expenditures are expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the refurbishment and replacement of terminals and to maintain equipment reliability, integrity and safety. Expansion capital expenditures are expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term. Examples of expansion capital expenditures include the acquisition of equipment and the construction, development or acquisition of unloading equipment or other equipment at our facilities or additional throughput or storage capacity to the extent such capital expenditures are expected to expand our operating capacity or increase our operating income. Regulatory capital expenditures are expenditures made to attain or maintain compliance with regulatory standards. Examples of regulatory capital expenditures are expenditures incurred to address environmental laws or regulations.

Capital expenditures for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Expansion	$2,606	$18,642
Regulatory	22	—
Maintenance	1,325	825
Total capital expenditures	$3,953	$19,467

We currently expect to spend an aggregate of between approximately $20.0 million and $25.0 million during 2018 for capital expenditures, of which between approximately $13.0 million and $18.0 million relate to maintenance or regulatory capital expenditures (exclusive of capital expenditures related to current year acquisitions). We anticipate the forecasted capital expenditures will be funded primarily with cash from operations and through borrowings under our Revolving Credit Facility as needed.

Under the Omnibus Agreement, PBF Energy has agreed to reimburse us for any costs up to $20.0 million per event (net of any insurance recoveries) that we incur for repairs required due to the failure of any Contributed Asset to operate in substantially the same manner and condition as such asset was operating prior to the closing of our IPO and the Acquisitions from PBF during the first five years after the closing of our IPO and the Acquisitions from PBF, and any matters related thereto.

Contractual Obligations

With the exception of repayments made during the quarter on the Revolving Credit Facility and subsequent borrowings under the Revolving Credit Facility of approximately $57.0 million in April 2018 to finance the Cummins Terminals Purchase, there have been no significant changes in our contractual obligations since those reported in our 2017 Form 10-K. Refer to Note 5 “Debt” and Note 11 “Subsequent Events” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our debt obligations and subsequent events.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities, other than outstanding letters of credit in the amount of approximately $4.0 million and operating leases.

Environmental and Other Matters

Environmental Regulation

Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our regulatory capital expenditures and net income, we believe they do not necessarily affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the development of additional facilities or equipment. Furthermore, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.

Environmental Liabilities

Contamination resulting from spills of crude oil or petroleum products is not unusual within the petroleum terminaling or transportation industries. Historic spills at truck and rail racks, and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater.

Pursuant to the contribution agreements entered into in connection with our IPO and the Acquisitions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor’s properties and associated with the ownership or operation of our assets and arising from the conditions that existed prior to the closings of our IPO and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for certain events and conditions associated with the ownership or operation of our assets that occur after the closings of our IPO and the Acquisitions from PBF, and for environmental liabilities related to our assets to the extent PBF Energy is not required to indemnify us for such liabilities or if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of PBF Energy or its employees, including those seconded to us. As a result, we may incur the type of expenses described above in the future, which may be substantial.

As of March 31, 2018, we have recorded a total liability related to environmental remediation costs of approximately $2.1 million related to existing environmental liabilities. Refer to Note 8 “Commitments and Contingencies” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, within our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three months ended March 31, 2018, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances, or settle through cash payments.

Debt that we incur under our Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At March 31, 2018, we had $20.0 million outstanding in variable interest debt under this facility. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $2.3 million change in our interest expense, assuming we were to borrow all $360.0 million available under our Revolving Credit Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2017 Form 10-K.

Item 5. Other Information

(a) On May 2, 2018, the Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between our wholly-owned subsidiary, Delaware City Terminaling Company LLC, and PBF Holding were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs.

As a result of these amendments, in the future, we expect to avoid earnings volatility associated with escalating costs. Additionally, the amendments should more closely align PBF Holding and us in terms of optimizing the utilization of the Delaware City rail unloading assets.

The foregoing description is not complete and is subject to and qualified in its entirety by reference to the full text of the Amended and Restated Delaware City Rail Terminaling Services Agreement and the Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement which are filed as Exhibits 10.1 and 10.2 to this Form 10-Q and incorporated herein by reference.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of PBF Logistics LP.
10.1*	Amended and Restated Delaware City Rail Terminaling Services Agreement.
10.2*	Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Torrance Valley Pipeline Company LLC.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	May 3, 2018		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)