Form 10-Q
period 2018-06-30
PBF Logistics LP
filed 2018-08-02
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2018, there were 45,344,668 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC, and as of June 30, 2018, owned 99.0% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 43.9% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 56.1% limited partner interest owned by public unitholders as of June 30, 2018.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling and storage assets, previously operated and owned by certain of PBF Holding’s currently and previously held subsidiaries. As of June 30, 2018, PBF Holding, together with its subsidiaries, owns and operates five oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

References in this Form 10-Q to “PBF Logistics LP,” “PBFX,” the “Partnership” and “we,” “our,” “us,” or like terms used in the context of periods on or after the completion of certain acquisitions from PBF LLC, refer to PBF Logistics LP and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q (including information incorporated by reference) contains certain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time, make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time; therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$19,681	$19,664
Accounts receivable - affiliates	31,473	40,817
Accounts receivable	2,500	1,423
Prepaids and other current assets	1,551	1,793
Total current assets	55,205	63,697
Property, plant and equipment, net	710,412	673,823
Goodwill	6,332	—
Other non-current assets	5,807	30
Total assets	$777,756	$737,550

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$6,745	$8,352
Accounts payable and accrued liabilities	13,709	19,794
Deferred revenue	1,152	1,438
Total current liabilities	21,606	29,584
Long-term debt	603,581	548,793
Other long-term liabilities	1,825	2,078
Total liabilities	627,012	580,455

Commitments and contingencies (Note 9)

Equity:
Common unitholders (42,073,062 and 41,900,708 units issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively)	(21,709)	(17,544)
IDR holder - PBF LLC	3,415	2,736
Total PBF Logistics LP equity	(18,294)	(14,808)
Noncontrolling interest	169,038	171,903
Total equity	150,744	157,095
Total liabilities and equity	$777,756	$737,550

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Affiliate	$63,785	$58,355	$124,649	$114,557
Third-party	3,613	3,974	6,788	8,249
Total revenue	67,398	62,329	131,437	122,806

Costs and expenses:
Operating and maintenance expenses	19,111	15,504	37,159	31,273
General and administrative expenses	6,488	6,098	10,779	9,413
Depreciation and amortization	6,919	5,710	13,414	11,062
Total costs and expenses	32,518	27,312	61,352	51,748

Income from operations	34,880	35,017	70,085	71,058

Other expense:
Interest expense, net	(10,029)	(7,509)	(19,614)	(15,077)
Amortization of loan fees and debt premium	(396)	(377)	(759)	(793)
Net income	24,455	27,131	49,712	55,188
Less: Net loss attributable to Predecessor	—	—	—	(150)
Less: Net income attributable to noncontrolling interest	4,363	3,820	8,385	7,419
Net income attributable to the partners	20,092	23,311	41,327	47,919
Less: Net income attributable to the IDR holder	3,415	2,107	6,370	3,793
Net income attributable to PBF Logistics LP unitholders	$16,677	$21,204	$34,957	$44,126

Net income per limited partner unit:
Common units - basic	$0.39	$0.49	$0.83	$1.04
Common units - diluted	0.39	0.49	0.83	1.04
Subordinated units - basic and diluted	—	0.52	—	1.07

Weighted-average limited partner units outstanding:
Common units - basic	42,231,119	31,428,577	42,176,202	28,784,479
Common units - diluted	42,294,616	31,485,563	42,190,136	28,788,463
Subordinated units - basic and diluted	—	10,649,228	—	13,253,423

Cash distribution declared per unit	$0.4950	$0.4700	$0.9850	$0.9300

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$49,712	$55,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,414	11,062
Amortization of loan fees and debt premium	759	793
Unit-based compensation expense	3,497	3,708
Changes in operating assets and liabilities:
Accounts receivable - affiliates	9,344	5,454
Accounts receivable	(1,077)	2,412
Prepaids and other current assets	242	(595)
Accounts payable - affiliates	(1,607)	7,051
Accounts payable and accrued liabilities	(5,326)	6,412
Deferred revenue	(286)	277
Other assets and liabilities	(1,302)	(1,109)
Net cash provided by operating activities	67,370	90,653

Cash flows from investing activities:
Knoxville Terminals Purchase	(58,000)	—
Toledo Products Terminal Acquisition	—	(10,097)
Expenditures for property, plant and equipment	(5,521)	(46,288)
Purchases of marketable securities	—	(75,036)
Maturities of marketable securities	—	115,060
Net cash used in investing activities	(63,521)	(16,361)

Cash flows from financing activities:
Distributions to unitholders	(46,611)	(40,998)
Distributions to TVPC members	(11,250)	(12,254)
Contribution from parent	—	5,457
Proceeds from revolving credit facility	64,000	—
Repayment of revolving credit facility	(9,700)	—
Repayment of term loan	—	(39,664)
Deferred financing costs	(271)	—
Net cash used in financing activities	(3,832)	(87,459)

Net change in cash and cash equivalents	17	(13,167)
Cash and cash equivalents at beginning of year	19,664	64,221
Cash and cash equivalents at end of period	$19,681	$51,054

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$24	$12,943
Issuance of affiliate note payable	—	11,600

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC, and as of June 30, 2018, owned 99.0% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 43.9% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 56.1% limited partner interest owned by public unitholders as of June 30, 2018.

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

On April 16, 2018, the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial and Plantation pipeline systems and truck loading facilities (the “Knoxville Terminals”) from Cummins Terminals, Inc. (“Cummins”) for total cash consideration of approximately $58,000, excluding working capital adjustments (the “Knoxville Terminals Purchase”). This acquisition was accounted for as a business combination under U.S. generally accepted accounting principles (“GAAP”). Refer to Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Knoxville Terminals Purchase.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

Summary of Significant Accounting Policies

Goodwill

Goodwill, related to an acquisition, is calculated as the excess of the purchase price over the fair value of the identifiable net assets and is carried at cost. Goodwill is not amortized for financial reporting purposes; however, it is subject to annual assessment to determine if an impairment of goodwill has occurred. The Partnership intends to perform this impairment review annually in the second half of the calendar year, or in any period prior to the annual assessment, in which the Partnership experiences any circumstances that would indicate an impairment exists, such as disruptions in its business or other significant declines in results. An impairment loss is recorded if the implied fair value of the reporting unit is less than the carrying value. Reporting units are based on a component of the business with discrete financial information that management reviews on a regular basis. The Partnership reviews its reporting units on an annual basis. During the three and six months ended June 30, 2018, there have been no impairment indicators, or changes in the Partnership’s business, that would cause the Partnership to perform a goodwill impairment assessment.

Intangibles

The Partnership’s intangibles are comprised of customer relationships, which were acquired in connection with the Knoxville Terminals Acquisition and were recorded at estimated fair value at the date of acquisition.

Intangibles with definite lives are amortized using the straight-line method over their relative estimated useful life, or the period of which they provide an economic benefit. The customer relationships estimated useful life for the Knoxville Terminals Acquisition were determined to be 10 years.

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification 605 “Revenue Recognition” (“ASC 605”), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Partnership adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. See Note 2 “Revenue” of the Notes to Condensed Consolidated Financial Statements for further details.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide additional clarification and implementation guidance for leases related to ASU 2016-02 related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments (collectively, the Partnership refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”). The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Updated Lease Guidance is effective for interim and annual

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. While early adoption is permitted, the Partnership will not early adopt the Updated Lease Guidance. The Partnership has established a working group to study and lead the implementation of the Updated Lease Guidance and has instituted a task plan designed to meet the requirements and implementation deadline. The Partnership has also evaluated and purchased a lease software system, completed software design and configuration of the system, and begun testing the implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on the Partnership’s consolidated financial statements and related disclosures and the impact on its business processes and controls. While the assessment of this standard is ongoing, the Partnership has identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases onto its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating recognition of the interest expense component of financing leases. The new standard will also require additional disclosures for financing and operating leases.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) to provide updated guidance on goodwill impairment testing. Under ASU 2017-04, goodwill impairment Step 2 would be eliminated. This step required a comparison of the implied fair value and carrying value of goodwill of the reporting unit. Subsequent to the effective date of ASU 2017-04, during the annual, or if applicable, interim goodwill impairment assessment, entities would perform the test by comparing the fair value of the reporting unit with the carrying value of the reporting unit. The impairment charge would be the excess amount carrying value is greater than fair value, with the total amount limited to the carrying value of goodwill. ASU 2017-04 is effective for annual or, if applicable, interim goodwill impairment assessments beginning after December 15, 2019. Early adoption is permitted. The Partnership is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

2. REVENUE

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

The Partnership adopted ASC 606 using the modified retrospective method, which has been applied for the three and six months ended June 30, 2018. The Partnership has applied ASC 606 only to those contracts that were not complete as of January 1, 2018. As such, the financial information for prior periods has not been adjusted and continues to be reported under ASC 605. The Partnership did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are discussed below.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Partnership expects to be entitled to in exchange for those goods or services.

As noted in Note 11 “Segment Information” of the Notes to Condensed Consolidated Financial Statements, the Partnership’s business consists of two reportable segments: (i) Transportation and Terminaling and (ii) Storage.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The following table provides information relating to the Partnership’s revenues for each service category by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Transportation and Terminaling Segment
Terminaling	$29,410	$32,169	$56,461	$62,847
Pipeline	19,217	15,679	37,706	31,577
Other	11,805	8,755	23,235	17,118
Total	60,432	56,603	117,402	111,542
Storage Segment
Storage	6,966	5,726	14,035	11,264
Total	6,966	5,726	14,035	11,264
Total Revenue	$67,398	$62,329	$131,437	$122,806

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, storing and pipeline services based on the greater of contractual minimum volume commitments (“MVCs”), as applicable, or the delivery of actual volumes transferred or stored based on contractual rates applied to throughput or storage volumes.

Minimum Volume Commitments

Transportation and Terminaling

The Partnership’s Transportation and Terminaling segment consists of product terminals, pipelines, crude unloading facilities and other facilities capable of handling barges and ships. Certain of these commercial agreements contain MVCs. Under these commercial agreements, if the Partnership’s customer fails to transport its minimum throughput volumes during any specified period, the customer will pay the Partnership a deficiency payment equal to the volume of the deficiency multiplied by the contractual rate then in effect. The deficiency payment is initially recorded as deferred revenue on the Partnership’s balance sheets for all contracts in which the MVC deficiency makeup period is contractually longer than a fiscal quarter.

Certain of the Partnership’s customers may apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline or terminal system in excess of its MVC during the following quarters under the terms of the applicable agreement. The Partnership recognizes operating revenues for the deficiency payments when credits are used for volumes transported in excess of MVCs or at the end of the contractual period. If the Partnership determines, based on all available information, that it is remote that the Partnership’s customer will utilize these deficiency payments, the amount of the expected unused credits will be recognized as operating revenues in the period when that determination is made. The use or recognition of the credits is recorded as a reduction to deferred revenue.

Storage

The Partnership earns storage revenue under the crude oil and refined products storage contracts through capacity reservation agreements, where the Partnership collects a fee for reserving storage capacity for customers in its facilities. Customers generally pay reservation fees based on the level of storage capacity reserved rather than the actual volumes stored.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

As of June 30, 2018, future fees for MVCs to be received related to noncancelable commercial terminaling, pipeline and storage agreements were as follows:

2018	$106,840
2019	209,975
2020	210,737
2021	210,477
2022	127,393
Thereafter	449,875
Total MVC payments to be received	$1,315,297

Leases

Certain of the Partnership’s commercial agreements are considered operating leases. Under these leasing agreements, the Partnership provides access to storage tanks and/or use of throughput assets that convey the right to control the use of an identified asset to the customer. The Partnership accounts for these transactions under ASC 840 “Leases.” These lease arrangements accounted for $29,448 and $58,523 of the Partnership’s revenue for the three and six months ended June 30, 2018, respectively.

Deferred Revenue

The Partnership records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $1,152 and $1,438 as of June 30, 2018 and December 31, 2017, respectively. The decrease in the deferred revenue balance as of June 30, 2018 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

The Partnership’s payment terms vary by the type and location of our customer and the services offered. The period between invoicing and when payment is due is not significant (i.e., generally within two months). For certain services and customer types, the Partnership requires payment before the services are performed for the customer.

Significant Judgment and Practical Expedients

For performance obligations, the Partnership determined that customers are able to obtain control of these services over time. The Partnership determined that these performance obligations, which are satisfied over time, are considered a series that generally have the same pattern of transfer to customers. For stand ready performance obligations, the Partnership generally recognizes revenue over time on a straight-line basis under the time-elapsed output method as the Partnership believes this is a reasonable basis in determining how customers obtain the benefits of the Partnership’s services. For non-stand ready performance obligations, the Partnership generally recognizes revenue over time based on actual performance (current period volumes multiplied by the applicable rate per unit of volume) as the Partnership believes this accurately depicts the transfer of benefits to customers.

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

Knoxville Terminals Purchase

On April 16, 2018, the Partnership’s wholly-owned subsidiary, PLPT, completed the third-party Knoxville Terminals Purchase. The Knoxville Terminals consist of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial and Plantation pipeline systems and truck loading facilities.

The aggregate purchase price for the Knoxville Terminals Purchase was $58,000, plus working capital adjustments. The consideration was financed through a combination of cash on hand and borrowings under the Partnership’s Revolving Credit Facility (as defined in Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements).

PBFX accounted for the Knoxville Terminals Purchase as a business combination under GAAP whereby the Partnership recognizes assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The fair value allocation is subject to adjustment pending completion of the final purchase valuation which was in process as of June 30, 2018.

The total purchase consideration and the estimated fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price	$58,000
Working capital	356
Total consideration	$58,356

Fair Value Allocation
Prepaids and other current assets	$356
Property, plant and equipment	45,768
Intangibles	5,900
Goodwill	6,332
Estimated fair value of net assets acquired	$58,356

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The Partnership’s condensed consolidated financial statements for the three and six months ended June 30, 2018 include the results of operations of the Knoxville Terminals since April 16, 2018, during which period the Knoxville Terminals contributed affiliate revenue of $159, third-party revenue of $1,580 and net income of $707. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the periods indicated, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the Knoxville Terminals Purchase occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Knoxville Terminals Purchase financing.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Pro forma revenues	$134,967	$129,940
Pro forma net income attributable to PBF Logistics LP unitholders:	35,153	43,688
Pro forma net income available per limited partner units:
Common units - basic	$0.83	$1.03
Common units - diluted	0.83	1.03
Subordinated units - basic and diluted	—	1.06

Acquisition Expenses

PBFX incurred acquisition related costs of $669 and $1,152 for the three and six months ended June 30, 2018, respectively, primarily consisting of consulting and legal expenses related to the Knoxville Terminals Purchase and other pending and nonconsummated acquisitions. PBFX incurred acquisition related costs of $331 and $505 for the three and six months ended June 30, 2017, respectively, primarily consisting of consulting and legal expenses related to the PNGPC Acquisition and the purchase of the Toledo, Ohio refined products terminal assets from Sunoco Logistics Partners L.P. (the “Toledo Products Terminal Acquisition”). These costs are included in “General and administrative expenses.”

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2018	December 31, 2017
Land	$101,857	$99,707
Pipelines	334,897	333,609
Terminals and equipment	245,139	200,630
Storage facilities	89,921	89,417
Construction in progress	6,239	4,810
	778,053	728,173
Accumulated depreciation	(67,641)	(54,350)
Property, plant and equipment, net	$710,412	$673,823

Depreciation expense was $13,291 and $11,062 for the six months ended June 30, 2018 and 2017, respectively.

5. GOODWILL AND INTANGIBLES

Goodwill

On April 16, 2018, the Partnership’s wholly-owned subsidiary, PLPT, completed the Knoxville Terminals Purchase. As a result of the preliminary purchase price allocation, goodwill was recorded. Refer to Note 3

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

“Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Knoxville Terminals Purchase and the preliminary purchase price allocation.

As of June 30, 2018, the carrying amount of goodwill was $6,332, all of which was allocated to the Transportation and Terminaling segment.

Intangibles

As a result of the preliminary purchase price allocation of the Knoxville Terminals Purchase, a customer relationship intangible was recorded. Refer to Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Knoxville Terminals Purchase and the preliminary purchase price allocation.

As of June 30, 2018, intangibles consisted of the following:

	June 30, 2018	December 31, 2017
Customer relationships	$5,900	$—
Accumulated amortization	(123)	—
Total intangibles	$5,777	$—

Amortization expense was $123 and $0 for the six months ended June 30, 2018 and 2017, respectively. The Partnership estimates amortization expense of $590 a year for the next five years.

6. DEBT

Total debt was comprised of the following:

	June 30, 2018	December 31, 2017
2023 Notes	$525,000	$525,000
Revolving Credit Facility (a)	84,000	29,700
Total debt outstanding	609,000	554,700
Unamortized debt issuance costs	(8,520)	(9,281)
Unamortized 2023 Notes premium	3,101	3,374
Net carrying value of debt	$603,581	$548,793
____________________
(a) PBFX had $4,010 outstanding letters of credit and $271,990 available under its five-year $360,000 revolving credit facility (the “Revolving Credit Facility”) as of June 30, 2018. During the six months ended June 30, 2018, PBFX paid down $9,700 and subsequently borrowed $64,000 to fund the Knoxville Terminals Purchase and other capital expenditures and working capital requirements. On July 30, 2018, PBFX entered into an amended and restated revolving credit facility (the “A&R Revolving Credit Facility”), that among other things, extended the maturity date from May 2019 to July 2023; as a result, the Revolving Credit Facility is classified as long-term on PBFX’s balance sheet. Refer to Note 12 “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the A&R Revolving Credit Facility.

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

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based upon short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $532,956 and $544,118 at June 30, 2018 and December 31, 2017, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was approximately $609,000 and $616,956 as of June 30, 2018 and $554,700 and $573,818 as of December 31, 2017, respectively.

7. EQUITY

PBFX had 23,613,565 common units held by the public outstanding as of June 30, 2018. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 43.9% limited partner interest in PBFX as of June 30, 2018.

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

The following table presents changes in PBFX common and subordinated units outstanding:

	Three Months Ended June 30,
	2018	2017
	Common Units	Common Units	Subordinated Units - PBF LLC
Balance at beginning of period	41,900,708	25,876,472	15,886,553
Vesting of phantom units, net of forfeitures	172,354	127,462	—
Conversion of subordinated units	—	15,886,553	(15,886,553)
Balance at end of period	42,073,062	41,890,487	—

	Six Months Ended June 30,
	2018	2017
	Common Units	Common Units	Subordinated Units - PBF LLC
Balance at beginning of period	41,900,708	25,844,118	15,886,553
Vesting of phantom units, net of forfeitures	172,354	159,816	—
Conversion of subordinated units	—	15,886,553	(15,886,553)
Balance at end of period	42,073,062	41,890,487	—

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

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the six months ended June 30, 2018 and 2017:

	Common Units	IDR Holder	Noncontrolling Interest	Total
Balance at December 31, 2017	$(17,544)	$2,736	$171,903	$157,095
Quarterly distributions to unitholders (including IDRs)	(41,560)	(5,691)	—	(47,251)
Distributions to TVPC members	—	—	(11,250)	(11,250)
Net income attributable to the partners	34,957	6,370	8,385	49,712
Unit-based compensation expense	3,497	—	—	3,497
Other	(1,059)	—	—	(1,059)
Balance at June 30, 2018	$(21,709)	$3,415	$169,038	$150,744

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Net Investment	Common Units	Subordinated Units - PBF	IDR Holder	Noncontrolling Interest	Total
Balance at December 31, 2016	$6,231	$241,275	$(276,083)	$1,266	$179,882	$152,571
Net loss attributable to PNGPC	(150)	—	—	—	—	(150)
Contributions to PNGPC	5,457	—	—	—	—	5,457
Allocation of PNGPC assets acquired to unitholders	(11,538)	11,592	(54)	—	—	—
Distributions to PBF LLC related to the PNGPC Acquisition	—	(11,600)	—	—	—	(11,600)
Quarterly distributions to unitholders (including IDRs)	—	(24,129)	(14,457)	(2,951)	—	(41,537)
Distributions to TVPC members	—	—	—	—	(12,254)	(12,254)
Net income attributable to the partners	—	29,963	14,163	3,793	7,419	55,338
Unit-based compensation expense	—	3,708	—	—	—	3,708
Subordinated unit conversion to common units	—	(276,433)	276,433	—	—	—
Other	—	(4)	(2)	(1)	(1,000)	(1,007)
Balance at June 30, 2017	$—	$(25,628)	$—	$2,107	$174,047	$150,526

Cash Distributions

PBFX’s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive.

During the six months ended June 30, 2018, PBFX made distribution payments as follows:

Related Earnings Period:	Q4 2017	Q1 2018
Distribution date	March 14, 2018	May 30, 2018
Record date	February 28, 2018	May 15, 2018
Per unit	$0.4850	$0.4900
To public common unitholders	$11,369	$11,553
To PBF LLC	11,689	12,000
Total distribution	$23,058	$23,553

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The allocation of total quarterly distributions to general and limited partners for the three and six months ended June 30, 2018 and 2017 is shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.4950 and $0.4700 per unit declared for the three months ended June 30, 2018 and 2017, respectively, and $0.4900 and $0.4600 per unit declared for the three months ended March 31, 2018 and 2017, respectively); therefore, the table represents total estimated distributions applicable to the period in which the distributions are earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
IDR - PBF LLC	$3,415	$2,107	$6,370	$3,793
Limited partners’ distributions:
Common	22,800	20,000	43,770	32,272
Subordinated - PBF LLC	—	—	—	7,308
Total distributions	26,215	22,107	50,140	43,373
Total cash distributions (1)	$25,866	$21,797	$49,419	$42,735
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

Diluted net income per unit includes the effects of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 146,065 and 429,503 anti-dilutive phantom units for the three and six months ended June 30, 2018, respectively, compared to 74,750 and 393,439 anti-dilutive phantom units for the three and six months ended June 30, 2017, respectively. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings less distributions:

	Three Months Ended June 30, 2018
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$22,800	$3,415	$26,215
Earnings less distributions	(6,123)	—	(6,123)
Net income attributable to the partners	$16,677	$3,415	$20,092

Weighted-average units outstanding - basic	42,231,119
Weighted-average units outstanding - diluted	42,294,616

Net income per limited partner unit - basic	$0.39
Net income per limited partner unit - diluted	$0.39

	Three Months Ended June 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units - PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$20,000	$—	$2,107	$22,107
Earnings less distributions	(4,241)	5,445	—	1,204
Net income attributable to the partners	$15,759	$5,445	$2,107	$23,311

Weighted-average units outstanding - basic	31,428,577	10,649,228
Weighted-average units outstanding - diluted	31,485,563	10,649,228

Net income per limited partner unit - basic	$0.49	$0.52
Net income per limited partner unit - diluted	$0.49	$0.52

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Six Months Ended June 30, 2018
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$43,770	$6,370	$50,140
Earnings less distributions	(8,813)	—	(8,813)
Net income attributable to the partners	$34,957	$6,370	$41,327

Weighted-average units outstanding - basic	42,176,202
Weighted-average units outstanding - diluted	42,190,136

Net income per limited partner unit - basic	$0.83
Net income per limited partner unit - diluted	$0.83

	Six Months Ended June 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units - PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$32,272	$7,308	$3,793	$43,373
Earnings less distributions	(2,309)	6,855	—	4,546
Net income attributable to the partners	$29,963	$14,163	$3,793	$47,919

Weighted-average units outstanding - basic	28,784,479	13,253,423
Weighted-average units outstanding - diluted	28,788,463	13,253,423

Net income per limited partner unit - basic	$1.04	$1.07
Net income per limited partner unit - diluted	$1.04	$1.07

9. COMMITMENTS AND CONTINGENCIES

Certain of PBFX’s assets are collocated with PBF Holding’s Delaware City Refinery, and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act (the “CZA”). Therefore, determinations regarding the CZA that impact the Delaware City Refinery may potentially adversely impact the Partnership’s assets even if the Partnership is not directly involved. The Delaware City Refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017 (the “2017 Secretary’s Order”), including a $150 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge (the “2013 Secretary’s Order”). The Delaware Department of Natural Resources and Environmental Control’s (“DNREC”) determined that the Delaware City Refinery had violated the 2013 Secretary’s Order by failing to make timely and full disclosure to DNREC about the nature and extent of certain shipments and had misrepresented the number of shipments that went to other facilities. The Notice of Penalty Assessment and 2017 Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Delaware City Refinery by shipping crude oil from the Partnership’s Delaware City assets to three locations other than PBF Holding’s Paulsboro Refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35,700,000 gallons of crude oil in total. On April 28, 2017, the Delaware City Refinery appealed the Notice of Penalty Assessment and 2017

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Secretary’s Order. On March 5, 2018, the Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and the Delaware City Refinery for $100. The Delaware City Refinery made no admissions with respect to the alleged violations and agreed to request a CZA status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City Refinery has paid the penalty.

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

In connection with PBF Holding’s acquisition of the Delaware City Refinery assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.

In connection with its acquisition of the Delaware City Refinery assets and the Paulsboro Refinery, PBF Holding and Valero purchased ten-year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with PBF Holding’s Toledo Refinery acquisition, Sunoco Inc.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

(R&M) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.

In connection with its purchase of the four refined product terminals from Plains All American Pipeline, L.P. (“Plains”), the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $1,668 recorded as of June 30, 2018 ($1,923 as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 1.83%. At June 30, 2018, the undiscounted liability is $1,815 and the Partnership expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in “Accounts payable and accrued liabilities” and the non-current portion is recorded in “Other long-term liabilities.”

In connection with PBF Holding’s acquisition of the Torrance Refinery and related logistics assets, PBF Holding is responsible for all known and unknown environmental liabilities at each site acquired in connection with the acquisition. The total estimated liability of known environmental obligations associated with the San Joaquin Valley pipeline system, which consists of the M55, M1 and M70 crude pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), was approximately $192 as of June 30, 2018 ($256 as of December 31, 2017). In accordance with the contribution agreement associated with the Partnership’s acquisition of a 50% equity interest in TVPC from PBF LLC (the “TVPC Acquisition”), PBF Holding has indemnified the Partnership for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events, which includes the recorded liability of approximately $192. At June 30, 2018, the Partnership expects to make the full aggregate payment for this liability within the next five years. PBFX has recorded a receivable from PBF Holding in “Accounts receivable - affiliates” for such anticipated payments related to the known pre-existing Torrance Valley Pipeline environmental obligations for which PBFX is indemnified.

In connection with the purchase of the Toledo, Ohio refined products terminal assets from Sunoco Logistics Partners L.P. (“Sunoco”) by the Partnership’s wholly-owned subsidiary, PLPT, the Partnership did not assume and is currently not aware of any pre-existing environmental obligations. If pre-acquisition environmental obligations are identified, Sunoco is responsible for any liabilities up to $2,000 identified to have occurred since 2002. For liabilities arising prior to 2002, Sunoco is indemnified by the prior owner under an agreement between Sunoco and the prior owner, and the Partnership is entitled to be reimbursed for all amounts paid related to such liabilities on a full pass-through basis.

In connection with the Knoxville Terminals Purchase, the Partnership did not assume, and is currently not aware of, any pre-existing environmental obligations. Additionally, the Partnership and Cummins purchased a ten-year, $30,000 environmental insurance policy against unknown environmental liabilities. For items not covered by the insurance policy, Cummins remains responsible for pre-acquisition environmental obligations up to $5,800.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

See the 2017 Form 10-K for a more complete description of PBFX’s commercial agreements with PBF Holding, including those identified as leases, that were entered into prior to 2018. The following are commercial agreements entered into between PBFX and PBF Holding during 2018:

•
Amended and Restated Rail Agreements - The Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between Delaware City Terminaling Company LLC and PBF Holding were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs.

•
Knoxville Terminals Agreement - In connection with the Knoxville Terminals Purchase, the Partnership and PBF Holding entered into a terminal throughput and storage agreement (the “Knoxville Terminals Agreement”) wherein the Partnership, through it’s wholly-owned subsidiary, PLPT, provides PBF Holding with terminaling and storage services at the Knoxville Terminals. The initial term of the Knoxville Terminals Agreement is five years with automatic one-year renewals unless canceled by either party through written notice. Under the Knoxville Terminals Agreement, PBF Holding has a minimum volume commitment for storage and a minimum revenue commitment for throughput. The minimum throughput revenue commitment is $894 for year one, $1,788 for year two and $2,683 for year three and thereafter. The minimum storage commitment is equal to the available shell capacity for the dedicated PBF Holding tanks. If PBF Holding does not throughput or store the aggregate amounts equal to the minimum throughput revenue or available shell capacity described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall revenue or capacity. The throughput and storage services fees are subject to increase or decrease effective as of January 1 of each year, beginning on January 1, 2019, by the amount of any change in the Consumer Price Index, provided that the fee may not be adjusted below the initial amount. The storage commitment under the Knoxville Terminals Agreement is considered a lease.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$63,785	$58,355	$124,649	$114,557
Operating and maintenance expenses	1,674	1,661	3,348	3,279
General and administrative expenses	1,737	1,630	3,437	3,284

11. SEGMENT INFORMATION

The Partnership’s operations are consolidated into operating segments, which are strategic business units that offer different services in various geographical locations. PBFX has evaluated the performance of each operating segment based on its respective operating income. The operating segments adhere to the accounting polices used for the consolidated financial statements, as described in Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

The Partnership’s operating segments are organized into two reportable segments, Transportation and Terminaling and Storage. Operations that are not included in either the Transportation and Terminaling or the Storage segments are included in Corporate.

The Partnership’s Transportation and Terminaling segment consists of operating segments that include product terminals, pipelines, crude unloading facilities and other facilities capable of transporting and handling crude oil, refined products and natural gas. The Partnership’s Storage segment consist of operating segments that include storage facilities capable of handling crude oil, refined products and intermediates.

Revenues are generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for transportation, terminaling and storage of crude oil, refined products and natural gas. The Partnership does not have any foreign operations. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific reporting segment. Identifiable assets are those used by the operating segment, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with operations specific to a reporting segment.

	Three Months Ended June 30, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$60,432	$6,966	$—	$67,398
Depreciation and amortization expense	5,994	925	—	6,919
Income (loss) from operations	37,318	4,050	(6,488)	34,880
Interest expense, net and amortization of loan fees and debt premium	—	—	10,425	10,425
Capital expenditures, including the Knoxville Terminals Purchase	59,566	2	—	59,568

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended June 30, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$56,603	$5,726	$—	$62,329
Depreciation and amortization expense	5,090	620	—	5,710
Income (loss) from operations	37,788	3,327	(6,098)	35,017
Interest expense, net and amortization of loan fees and debt premium	—	—	7,886	7,886
Capital expenditures, including the Toledo Products Terminal Acquisition	32,540	4,378	—	36,918

	Six Months Ended June 30, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$117,402	$14,035	$—	$131,437
Depreciation and amortization expense	11,564	1,850	—	13,414
Income (loss) from operations	72,823	8,041	(10,779)	70,085
Interest expense, net and amortization of loan fees and debt premium	—	—	20,373	20,373
Capital expenditures, including the Knoxville Terminals Purchase	63,433	88	—	63,521

	Six Months Ended June 30, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$111,542	$11,264	$—	$122,806
Depreciation and amortization expense	9,841	1,221	—	11,062
Income (loss) from operations	73,894	6,577	(9,413)	71,058
Interest expense, net and amortization of loan fees and debt premium	—	—	15,870	15,870
Capital expenditures, including the Toledo Products Terminal Acquisition	47,833	8,552	—	56,385

	Balance at June 30, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$684,582	$84,489	$8,685	$777,756

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Balance at December 31, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$639,310	$86,760	$11,480	$737,550

12. SUBSEQUENT EVENTS

Cash distribution

On August 2, 2018, PBF GP’s board of directors announced a cash distribution, based on the results of the second quarter of 2018, of $0.4950 per unit. The distribution is payable on August 30, 2018 to PBFX unitholders of record at the close of business on August 15, 2018.

East Coast Storage Assets Acquisition

On July 16, 2018, PBFX entered into an agreement with Crown Point International, LLC, formerly known as Axeon Specialty Products LLC, to purchase its wholly-owned subsidiary, CPI Operations LLC (the “East Coast Storage Assets Acquisition”) for total consideration of $107,000, which is comprised of an initial payment at closing of $75,000 with the balance being payable one year after closing. The East Coast Storage Assets Acquisition is expected to close in the fourth quarter of 2018, subject to customary regulatory and other approvals.

Registered Direct Offering

On July 16, 2018, the Partnership entered into a common unit purchase agreement with certain funds managed by Tortoise Capital Advisors, L.L.C. providing for the issuance and sale in a registered direct offering (the “Registered Direct Offering”) of an aggregate of 1,775,750 common units for gross proceeds of approximately $35,000. The Registered Direct Offering closed on July 30, 2018.

Development Assets Acquisition

On July 16, 2018, PBFX entered into contribution agreements with subsidiaries of PBF LLC pursuant to which PBF Energy has agreed to contribute to PBFX certain of its subsidiaries (the “Development Assets Acquisition”), whose assets include the Toledo Rail Products Facility, an unloading and loading rail facility; the Chalmette Truck Rack, a truck loading rack facility; the Chalmette Rosin Yard, a rail yard facility; the Paulsboro Lube Oil Terminal, a lubes oil terminal facility; and the Delaware Ethanol Storage Facility, an ethanol storage facility (collectively, the “Development Assets”). The Development Assets Acquisition closed on July 31, 2018 for total consideration of $31,586 consisting of 1,494,134 common units of PBFX issued to PBF LLC.

A&R Revolving Credit Facility

On July 30, 2018, PBFX amended and restated its Revolving Credit Facility dated May 14, 2014. Among other things, the A&R Revolving Credit Facility increases the maximum commitment available to PBFX from $360,000 to $500,000 and extends the maturity date to July 2023. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the Revolving Credit Facility. The A&R Revolving Credit Facility contains representations, warranties and covenants by PBFX, as well as customary events of default and indemnification obligations that are consistent with, or more favorable to PBFX, than those in the Revolving Credit Facility.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS

DCLC, Delaware Pipeline Company LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, PLPT, PBFX Op Co, TVPC and PNGPC serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, among the Partnership, PBF Logistics Finance Corporation (“PBF Logistics Finance”), the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.” In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. Refer to PBF LLC’s condensed consolidated interim financial statements, which are included in its Quarterly Report on Form 10-Q.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$8,116	$11,565	$—	$—	$19,681
Accounts receivable - affiliates	1	31,472	—	—	31,473
Accounts receivable	—	2,500	—	—	2,500
Prepaids and other current assets	568	983	—	—	1,551
Due from related parties	130,174	473,191	—	(603,365)	—
Total current assets	138,859	519,711	—	(603,365)	55,205
Property, plant and equipment, net	—	710,412	—	—	710,412
Goodwill	—	6,332	—	—	6,332
Other non-current assets	—	5,807	—	—	5,807
Investment in subsidiaries	929,576	—	—	(929,576)	—
Total assets	$1,068,435	$1,242,262	$—	$(1,532,941)	$777,756

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$2,322	$4,423	$—	$—	$6,745
Accounts payable and accrued liabilities	7,635	6,074	—	—	13,709
Deferred revenue	—	1,152	—	—	1,152
Due to related parties	473,191	130,174	—	(603,365)	—
Total current liabilities	483,148	141,823	—	(603,365)	21,606
Long-term debt	603,581	—	—	—	603,581
Other long-term liabilities	—	1,825	—	—	1,825
Total liabilities	1,086,729	143,648	—	(603,365)	627,012

Commitments and contingencies (Note 9)

Equity:
Net Investment - Predecessor	—	929,576	—	(929,576)	—
Common unitholders	(21,709)	—	—	—	(21,709)
IDR holder - PBF LLC	3,415	—	—	—	3,415
Total PBF Logistics LP equity	(18,294)	929,576	—	(929,576)	(18,294)
Noncontrolling interest	—	169,038	—	—	169,038
Total equity	(18,294)	1,098,614	—	(929,576)	150,744
Total liabilities and equity	$1,068,435	$1,242,262	$—	$(1,532,941)	$777,756

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

Commitments and contingencies (Note 9)

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$63,785	$—	$—	$63,785
Third-party	—	3,613	—	—	3,613
Total revenue	—	67,398	—	—	67,398

Costs and expenses:
Operating and maintenance expenses	—	19,111	—	—	19,111
General and administrative expenses	6,488	—	—	—	6,488
Depreciation and amortization	—	6,919	—	—	6,919
Total costs and expenses	6,488	26,030	—	—	32,518

Income (loss) from operations	(6,488)	41,368	—	—	34,880

Other income (expense):
Equity in earnings of subsidiaries	41,368	—	—	(41,368)	—
Interest expense, net	(10,029)	—	—	—	(10,029)
Amortization of loan fees and debt premium	(396)	—	—	—	(396)
Net income	24,455	41,368	—	(41,368)	24,455
Less: Net income attributable to noncontrolling interest	—	4,363	—	—	4,363
Net income attributable to the partners	24,455	37,005	—	(41,368)	20,092
Less: Net income attributable to the IDR holder	3,415	—	—	—	3,415
Net income attributable to PBF Logistics LP unitholders	$21,040	$37,005	$—	$(41,368)	$16,677

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

Other income (expense):
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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$124,649	$—	$—	$124,649
Third-party	—	6,788	—	—	6,788
Total revenue	—	131,437	—	—	131,437

Costs and expenses:
Operating and maintenance expenses	—	37,159	—	—	37,159
General and administrative expenses	10,779	—	—	—	10,779
Depreciation and amortization	—	13,414	—	—	13,414
Total costs and expenses	10,779	50,573	—	—	61,352

Income (loss) from operations	(10,779)	80,864	—	—	70,085

Other income (expense):
Equity in earnings of subsidiaries	80,864	—	—	(80,864)	—
Interest expense, net	(19,614)	—	—	—	(19,614)
Amortization of loan fees and debt premium	(759)	—	—	—	(759)
Net income	49,712	80,864	—	(80,864)	49,712
Less: Net income attributable to noncontrolling interest	—	8,385	—	—	8,385
Net income attributable to the partners	49,712	72,479	—	(80,864)	41,327
Less: Net income attributable to the IDR holder	6,370	—	—	—	6,370
Net income attributable to PBF Logistics LP unitholders	$43,342	$72,479	$—	$(80,864)	$34,957

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

Other income (expense):
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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$49,712	$80,864	$—	$(80,864)	$49,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	13,414	—	—	13,414
Amortization of loan fees and debt premium	759	—	—	—	759
Unit-based compensation expense	3,497	—	—	—	3,497
Equity in earnings of subsidiaries	(80,864)	—	—	80,864	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	—	9,344	—	—	9,344
Accounts receivable	—	(1,077)	—	—	(1,077)
Prepaids and other current assets	3	239	—	—	242
Accounts payable - affiliates	300	(1,907)	—	—	(1,607)
Accounts payable and accrued liabilities	(161)	(5,165)	—	—	(5,326)
Amounts due to (from) related parties	18,442	(18,442)	—	—	—
Deferred revenue	—	(286)	—	—	(286)
Other assets and liabilities	(1,049)	(253)	—	—	(1,302)
Net cash (used in) provided by operating activities	(9,361)	76,731	—	—	67,370

Cash flows from investing activities:
Knoxville Terminals Purchase	—	(58,000)	—	—	(58,000)
Expenditures for property, plant and equipment	—	(5,521)	—	—	(5,521)
Investment in subsidiaries	(850)	—	—	850	—
Net cash used in investing activities	$(850)	$(63,521)	$—	$850	$(63,521)

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

	Six Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Distributions to unitholders	$(46,611)	$—	$—	$—	$(46,611)
Contribution from parent	—	850	—	(850)	—
Distributions to TVPC members	—	(11,250)	—	—	(11,250)
Proceeds from revolving credit facility	64,000	—	—	—	64,000
Repayment of revolving credit facility	(9,700)	—	—	—	(9,700)
Deferred financing costs and other	(271)	—	—	—	(271)
Net cash provided by (used in) financing activities	7,418	(10,400)	—	(850)	(3,832)

Net change in cash and cash equivalents	(2,793)	2,810	—	—	17
Cash and cash equivalents at beginning of year	10,909	8,755	—	—	19,664
Cash and cash equivalents at end of period	$8,116	$11,565	$—	$—	$19,681

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$55,188	$80,471	$—	$(80,471)	$55,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	11,062	—	—	11,062
Amortization of loan fees	793	—	—	—	793
Unit-based compensation expense	3,708	—	—	—	3,708
Equity in earnings of subsidiaries	(80,471)	—	—	80,471	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	29	5,425	—	—	5,454
Accounts receivable	—	2,412	—	—	2,412
Prepaids and other current assets	(644)	49	—	—	(595)
Accounts payable - affiliates	7,642	(591)	—	—	7,051
Accounts payable and accrued liabilities	2,284	4,128	—	—	6,412
Amounts due to (from) related parties	30,409	(30,409)	—	—	—
Deferred revenue	—	277	—	—	277
Other assets and liabilities	(7)	(1,102)	—	—	(1,109)
Net cash provided by operating activities	18,931	71,722	—	—	90,653

Cash flows from investing activities:
Toledo Products Terminal Acquisition	—	(10,097)	—	—	(10,097)
Expenditures for property, plant and equipment	—	(46,288)	—	—	(46,288)
Purchase of marketable securities	(75,036)	—	—	—	(75,036)
Maturities of marketable securities	115,060	—	—	—	115,060
Investment in subsidiaries	(4,072)	—	—	4,072	—
Net cash provided by (used in) investing activities	$35,952	$(56,385)	$—	$4,072	$(16,361)

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

	Six Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Distributions to unitholders	$(40,998)	$—	$—	$—	$(40,998)
Distributions to TVPC members	—	(12,254)	—	—	(12,254)
Contribution from parent	—	9,529	—	(4,072)	5,457
Repayment of term loan	(39,664)	—	—	—	(39,664)
Net cash used in financing activities	(80,662)	(2,725)	—	(4,072)	(87,459)

Net change in cash and cash equivalents	(25,779)	12,612	—	—	(13,167)
Cash and cash equivalents at beginning of year	52,133	12,088	—	—	64,221
Cash and cash equivalents at end of period	$26,354	$24,700	$—	$—	$51,054

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

Overview

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of June 30, 2018, owned 99.0% of the total economic interest in PBF LLC. PBF LLC owns 18,459,497 of PBFX’s common units constituting an aggregate 43.9% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 56.1% limited partner interest owned by public unitholders.

The Partnership includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling and storage assets, which include assets previously operated and owned by certain of PBF Holding’s currently and previously held subsidiaries, which were acquired in a series of acquisitions from 2014 through 2018.

2018 Business Developments

Knoxville Terminals Purchase

On April 16, 2018, our wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks with a total shell capacity of approximately 0.5 million barrels, pipeline connections to the Colonial and Plantation pipeline systems and two truck loading facilities with nine loading bays (the “Knoxville Terminals”) from Cummins Terminals, Inc. (“Cummins”) for total cash consideration of approximately $58.0 million, excluding working capital adjustments (the “Knoxville Terminals Purchase”). The transaction was financed through a combination of cash on hand and borrowings under our five-year $360.0 million revolving credit facility (“Revolving Credit Facility”).

East Coast Storage Assets Acquisition

On July 16, 2018, we entered into an agreement with Crown Point International, LLC, formerly known as Axeon Specialty Products LLC, to purchase its wholly-owned subsidiary, CPI Operations LLC (the “East Coast Storage Assets Acquisition”) for total consideration of $107.0 million, which is comprised of an initial payment at closing of $75.0 million with the balance being payable one year after closing. The East Coast Storage Assets Acquisition is expected to close in the fourth quarter of 2018, subject to customary regulatory and other approvals.

Registered Direct Offering

On July 16, 2018, we entered into a common unit purchase agreement with certain funds managed by Tortoise Capital Advisors, L.L.C. providing for the issuance and sale in a registered direct offering (the “Registered Direct Offering”) of an aggregate of 1,775,750 common units for gross proceeds of approximately $35.0 million. The Registered Direct Offering closed on July 30, 2018.

Development Assets Acquisition

On July 16, 2018, we entered into contribution agreements with subsidiaries of PBF LLC pursuant to which PBF Energy has agreed to contribute to us certain of its subsidiaries (the “Development Assets Acquisition”), whose assets include the Toledo Rail Products Facility, an unloading and loading rail facility; the Chalmette Truck Rack, a truck loading rack facility; the Chalmette Rosin Yard, a rail yard facility; the Paulsboro Lube Oil Terminal, a lubes oil terminal facility; and the Delaware Ethanol Storage Facility, an ethanol storage facility (collectively, the “Development Assets”). The Development Assets Acquisition closed on July 31, 2018 for total consideration of $31.6 million consisting of 1,494,134 common units of PBFX issued to PBF LLC.

A&R Revolving Credit Facility

On July 30, 2018, we amended and restated our Revolving Credit Facility dated May 14, 2014 (the “A&R Revolving Credit Facility”). Among other things, the A&R Revolving Credit Facility increases the maximum commitment available to us from $360.0 million to $500.0 million and extends the maturity date to July 2023. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the Revolving Credit Facility. The A&R Revolving Credit Facility contains representations, warranties and covenants by us, as well as customary events of default and indemnification obligations that are consistent with, or more favorable to us, than those in the Revolving Credit Facility.

Principles of Combination and Consolidation and Basis of Presentation

Our Predecessor generally did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses. In connection with, and subsequent to, our initial public offering (“IPO”), we have acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). The acquisitions completed subsequent to the IPO were made through a series of drop-down transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). Upon the closing of our IPO and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries. In addition, we generate third-party revenue from certain of our assets, including the Knoxville Terminals subsequent to our acquisition in April 2018.

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

See the 2017 Form 10-K for a more complete description of our commercial agreements with PBF Holding, including those identified as leases. The following are commercial agreements we entered into with PBF Holding during 2018:

•
Amended and Restated Rail Agreements - The Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between Delaware City Terminaling Company LLC and PBF Holding were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs. As a result of these amendments, in the future, we expect to avoid earnings volatility associated with escalating costs. Additionally, the amendments should more closely align PBF Holding and us in terms of optimizing the utilization of the Delaware City rail unloading assets.

•
Knoxville Terminals Agreement - In connection with the Knoxville Terminals Purchase, we entered into a terminal throughput and storage agreement with PBF Holding (the “Knoxville Terminals Agreement”) wherein we, through the our wholly-owned subsidiary, PLPT, provide PBF Holding with terminaling and storage services at the Knoxville Terminals. The initial term of the Knoxville Terminals Agreement is five years with automatic one-year renewals unless canceled by either party through written notice. Under the Knoxville Terminals Agreement, PBF Holding has a minimum volume commitment for storage and a minimum revenue commitment for throughput. The minimum throughput revenue commitment is $0.9 million for year one, $1.8 million for year two and $2.7 million for year three and thereafter. The minimum storage commitment is equal to the available shell capacity for the dedicated PBF Holding tanks. If PBF Holding does not throughput or store the aggregate amounts equal to the minimum throughput revenue or available shell capacity described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall revenue or capacity. The throughput and storage services fees are subject to increase or decrease effective as of January 1 of each year, beginning on January 1, 2019, by the amount of any change in the Consumer Price Index, provided that the fee may not be adjusted below the initial amount. The storage commitment under the Knoxville Terminals Agreement is considered a lease.

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations for the reasons described below:

Revenue. Our reported logistics assets revenues are fee-based and a majority are subject to contractual MVCs. These fees are indexed for inflation in accordance with either the Federal Energy Regulatory Commission indexing methodology, the U.S. Producer Price Index or the U.S. Consumer Price Index for All Urban Consumers.

Revenues reported by us prior to the acquisition of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) in February 2017 did not include revenue under the services agreement associated with the new 24” interstate natural gas pipeline we built to replace the existing PNGPC pipeline servicing PBF Holding’s Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”), which commenced in August 2017 (the “Paulsboro Natural Gas Pipeline Services Agreement”).

In addition, the Amended and Restated Rail Agreements, which effectively combine the MVCs associated with our Delaware City rail unloading assets with a blended throughput rate and a directly billed ancillary fee, were executed effective as of January 1, 2018.

Financing. Historically, we have financed our operations through proceeds generated by equity offerings, internally generated cash flows, and borrowings under our Revolving Credit Facility to satisfy capital expenditure requirements. During March 2017, we fully repaid the remaining outstanding balance of our three-year $300.0 million term loan facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Term Loan”). On October 6, 2017, we issued $175.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (the “new 2023 Notes,” and along with the $350.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 issued in May 2015, the “2023 Notes”). During the six months ended June 30, 2018, we had net borrowings of $54.3 million to fund the Knoxville Terminals Purchase and other capital expenditures and working capital requirements.

Toledo Products Terminal Acquisition. On April 17, 2017, our wholly-owned subsidiary, PLPT, acquired the Toledo, Ohio refined products terminal assets (the “Toledo Products Terminal”) from Sunoco Logistics Partners L.P. (the “Toledo Products Terminal Acquisition”). As a result, our results may not be comparable due to additional affiliate revenue, operating and maintenance expenses and general and administrative expenses associated with the Toledo Products Terminal.

Chalmette Storage Tank. On November 1, 2017, we, through our wholly-owned subsidiary, PBFX Operating Company LLC (“PBFX Op Co”), began providing storage services to PBF Holding in November 2017 at PBF Holding’s Chalmette Refinery (the “Chalmette Storage Tank”) under a ten-year storage service agreement (the “Chalmette Storage Agreement”).

Knoxville Terminals Purchase. On April 16, 2018, we, through our wholly-owned subsidiary, PLPT, acquired the Knoxville Terminals from Cummins and subsequently entered into the Knoxville Terminals Agreement. As a result, our results may not be comparable due to additional revenue, operating and maintenance expenses and general and administrative expenses associated with the Knoxville Terminals.

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

Third-Party Business. As of June 30, 2018, PBF Holding accounts for the substantial majority of our revenues and we continue to expect the majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

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

Combined Overview. The following tables summarize our results of operations and financial data for the three and six months ended June 30, 2018 and 2017. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Affiliate	$63,785	$58,355	$124,649	$114,557
Third-Party	3,613	3,974	6,788	8,249
Total revenue	67,398	62,329	131,437	122,806

Costs and expenses:
Operating and maintenance expenses	19,111	15,504	37,159	31,273
General and administrative expenses	6,488	6,098	10,779	9,413
Depreciation and amortization	6,919	5,710	13,414	11,062
Total costs and expenses	32,518	27,312	61,352	51,748

Income from operations	34,880	35,017	70,085	71,058

Other expense:
Interest expense, net	(10,029)	(7,509)	(19,614)	(15,077)
Amortization of loan fees and debt premium	(396)	(377)	(759)	(793)
Net income	24,455	27,131	49,712	55,188
Less: Net loss attributable to Predecessor	—	—	—	(150)
Less: Net income attributable to noncontrolling interest	4,363	3,820	8,385	7,419
Net income attributable to the partners	20,092	23,311	41,327	47,919
Less: Net income attributable to the IDR holder	3,415	2,107	6,370	3,793
Net income attributable to PBF Logistics LP unitholders	$16,677	$21,204	$34,957	$44,126

Other Data:
EBITDA attributable to PBFX	$36,070	$35,552	$72,387	$72,022
Distributable cash flow	28,100	30,543	54,346	59,137
Capital expenditures, including acquisitions	59,568	36,918	63,521	56,385

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$24,455	$27,131	$49,712	$55,188
Interest expense, net	10,029	7,509	19,614	15,077
Amortization of loan fees and debt premium	396	377	759	793
Depreciation and amortization	6,919	5,710	13,414	11,062
EBITDA	41,799	40,727	83,499	82,120
Less: Predecessor EBITDA	—	—	—	(40)
Less: Noncontrolling interest EBITDA	5,729	5,175	11,112	10,138
EBITDA attributable to PBFX	36,070	35,552	72,387	72,022
Non-cash unit-based compensation expense	2,663	3,028	3,497	3,708
Cash interest	(10,049)	(7,866)	(19,629)	(15,617)
Maintenance capital expenditures attributable to PBFX	(584)	(171)	(1,909)	(976)
Distributable cash flow	$28,100	$30,543	$54,346	$59,137

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net cash provided by operating activities:	$23,314	$36,856	$67,370	$90,653
Change in operating assets and liabilities	11,119	(610)	12	(19,902)
Interest expense, net	10,029	7,509	19,614	15,077
Non-cash unit-based compensation expense	(2,663)	(3,028)	(3,497)	(3,708)
EBITDA	41,799	40,727	83,499	82,120
Less: Predecessor EBITDA	—	—	—	(40)
Less: Noncontrolling interest EBITDA	5,729	5,175	11,112	10,138
EBITDA attributable to PBFX	36,070	35,552	72,387	72,022
Non-cash unit-based compensation expense	2,663	3,028	3,497	3,708
Cash interest	(10,049)	(7,866)	(19,629)	(15,617)
Maintenance capital expenditures attributable to PBFX	(584)	(171)	(1,909)	(976)
Distributable cash flow	$28,100	$30,543	$54,346	$59,137

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA for informational purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to noncontrolling interest	$4,363	$3,820	$8,385	$7,419
Depreciation and amortization related to noncontrolling interest*	1,366	1,355	2,727	2,719
Noncontrolling interest EBITDA	$5,729	$5,175	$11,112	$10,138
* Represents 50% of depreciation and amortization for TVPC for the three and six months ended June 30, 2018 and 2017.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Summary. Our net income for the three months ended June 30, 2018 decreased approximately $2.7 million to $24.5 million from $27.1 million for the three months ended June 30, 2017. The decrease in net income was primarily due to the following:

•
an increase in operating and maintenance expenses of approximately $3.6 million, or 23.3%, as a result of increased utilities expenses within our Transportation and Terminaling segment, higher insurance and regulatory expenses and expenses related to the Knoxville Terminals subsequent to the Knoxville Terminals Purchase;

•
an increase in general and administrative expenses of approximately $0.4 million, or 6.4%, as a result of higher acquisition related costs and higher outside services expenses, partially offset by lower unit-based compensation expense;

•	an increase in depreciation and amortization expenses of approximately $1.2 million, or 21.2%, related to the timing of acquisitions and new assets being placed in service;

•
an increase in interest expense, net of approximately $2.5 million, or 33.6%, attributable to the interest costs associated with the new 2023 Notes, partially offset by lower borrowings under our Revolving Credit Facility;

partially offset by the following:

•
an increase in total revenue of approximately $5.1 million, or 8.1%, primarily attributable to operations of recently acquired or constructed assets and inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”), partially offset by decreases in throughput fees resulting from the Amended and Restated Rail Agreements.

EBITDA attributable to PBFX for the three months ended June 30, 2018 increased approximately $0.5 million to $36.1 million from $35.6 million for the three months ended June 30, 2017 due to the factors noted above, excluding the impact of depreciation, interest and noncontrolling interest.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Summary. Our net income for the six months ended June 30, 2018 decreased approximately $5.5 million to $49.7 million from $55.2 million for the six months ended June 30, 2017. The decrease in net income was primarily due to the following:

•
an increase in operating and maintenance expenses of approximately $5.9 million, or 18.8%, as a result of increased utilities expenses within our Transportation and Terminaling segment, higher maintenance and materials expenses and expenses related to operations of recently acquired or constructed assets, partially offset by a decrease in outside services costs;

•
an increase in general and administrative expenses of approximately $1.4 million, or 14.5%, as a result of higher acquisition related costs and higher outside services expenses, partially offset by lower unit-based compensation expense;

•	an increase in depreciation and amortization expenses of approximately $2.4 million, or 21.3%, related to the timing of acquisitions and new assets being placed in service;

•
an increase in interest expense, net of approximately $4.5 million, or 30.1%, attributable to the interest costs associated with the new 2023 Notes, partially offset by lower borrowings under our Revolving Credit Facility;

partially offset by the following:

•
an increase in total revenue of approximately $8.6 million, or 7.0%, primarily attributable to operations of recently acquired or constructed assets and the Inflation Rate Increase, partially offset by decreases in throughput fees resulting from the Amended and Restated Rail Agreements.

EBITDA attributable to PBFX for the six months ended June 30, 2018 increased approximately $0.4 million to $72.4 million from $72.0 million for the six months ended June 30, 2017 due to the factors noted above, excluding the impact of depreciation, interest and noncontrolling interest.

Segment Information

Our operations are consolidated into operating segments, which are strategic business units that offer different services in various geographical locations. We review operating segments in two reportable segments: (i) Transportation and Terminaling; and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net revenue less operating expenses and depreciation and amortization. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is further discussed in Note 11 “Segment Information” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements.”

Transportation and Terminaling Segment

The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Affiliate	$56,819	$52,629	$110,614	$103,293
Third-Party	3,613	3,974	6,788	8,249
Total revenue	60,432	56,603	117,402	111,542

Costs and expenses:
Operating and maintenance expenses	17,120	13,725	33,015	27,807
Depreciation and amortization	5,994	5,090	11,564	9,841
Total costs and expenses	23,114	18,815	44,579	37,648
Transportation and Terminaling Segment Operating Income	$37,318	$37,788	$72,823	$73,894

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (barrels per day) (1)	268,430	223,639	255,973	209,618
Lease tank capacity (average lease capacity barrels per month)	1,589,784	2,374,420	1,869,693	2,250,314
Pipelines
Total throughput (barrels per day) (1)	166,900	121,532	159,868	133,694
Lease tank capacity (average lease capacity barrels per month)	1,574,740	750,597	1,555,930	1,060,197
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue. Revenue increased approximately $3.8 million, or 6.8%, to $60.4 million for the three months ended June 30, 2018 compared to $56.6 million for the three months ended June 30, 2017. The increase in revenue was primarily attributable to operations of recently acquired or constructed assets, increased throughput in excess of MVC levels at certain of our assets and the Inflation Rate Increase, partially offset by decreases in throughput fees resulting from the Amended and Restated Rail Agreements.

Operating and maintenance expenses. Operating and maintenance expenses increased approximately $3.4 million, or 24.7%, to $17.1 million for the three months ended June 30, 2018 compared to $13.7 million for the three months ended June 30, 2017. The increase in operating and maintenance expenses was primarily attributable to operations of recently acquired or constructed assets, higher utilities expenses related to increased throughput volumes on our pipeline assets and higher insurance and regulatory costs.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.9 million, or 17.8%, to $6.0 million for the three months ended June 30, 2018 compared to $5.1 million for the three months ended June 30, 2017. The increase in depreciation and amortization expense was primarily attributable to the timing of the Toledo Products Terminal Acquisition and the Knoxville Terminals Purchase, as well as new assets being placed in service including the Paulsboro Natural Gas Pipeline.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue. Revenue increased approximately $5.9 million, or 5.3%, to $117.4 million for the six months ended June 30, 2018 compared to $111.5 million for the six months ended June 30, 2017. The increase in revenue was primarily attributable to operations of recently acquired or constructed assets, increased throughput in excess of MVC levels at certain of our assets and the Inflation Rate Increase, partially offset by decreases in throughput fees resulting from the Amended and Restated Rail Agreements.

Operating and maintenance expenses. Operating and maintenance expenses increased approximately $5.2 million, or 18.7%, to $33.0 million for the six months ended June 30, 2018 compared to $27.8 million for the six months ended June 30, 2017. The increase in operating and maintenance expenses was primarily attributable to operations of recently acquired or constructed assets, higher utilities expenses related to increased throughput volumes on our pipeline assets, higher insurance and regulatory costs and higher maintenance and materials expenses, partially offset by a decrease in outside services costs.

Depreciation and amortization. Depreciation and amortization expense increased approximately $1.7 million, or 17.5%, to $11.6 million for the six months ended June 30, 2018 compared to $9.8 million for the six months ended June 30, 2017. The increase in depreciation and amortization expense was primarily attributable to the timing of the Toledo Products Terminal Acquisition and the Knoxville Terminals Purchase, as well as new assets being placed in service including the Paulsboro Natural Gas Pipeline.

Storage Segment

The following table and discussion is an explanation of our results of operations of the Storage segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Affiliate	$6,966	$5,726	$14,035	$11,264
Third-Party	—	—	—	—
Total revenue	6,966	5,726	14,035	11,264

Costs and expenses:
Operating and maintenance expenses	1,991	1,779	4,144	3,466
Depreciation and amortization	925	620	1,850	1,221
Total costs and expenses	2,916	2,399	5,994	4,687
Storage Segment Operating Income	$4,050	$3,327	$8,041	$6,577

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month) (1)	4,412,673	3,787,736	4,445,714	3,739,838
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue. Revenue increased approximately $1.2 million, or 21.7%, to $7.0 million for the three months ended June 30, 2018 compared to $5.7 million for the three months ended June 30, 2017. The increase in revenue was primarily attributable to the Chalmette Storage Agreement commencing in November 2017, higher available storage capacity and the Inflation Rate Increase.

Operating and maintenance expenses. Operating and maintenance expenses increased approximately $0.2 million, or 11.9%, to $2.0 million for the three months ended June 30, 2018 compared to $1.8 million for the three months ended June 30, 2017. The increase in operating and maintenance expenses was primarily attributable to higher outside services costs, as well as expenses associated with the Chalmette Storage Tank.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.3 million, or 49.2%, to $0.9 million for the three months ended June 30, 2018 compared to $0.6 million for the three months ended June 30, 2017. The increase in depreciation and amortization expense was primarily attributable to the Chalmette Storage Tank commencing service in November 2017.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue. Revenue increased approximately $2.8 million, or 24.6%, to $14.0 million for the six months ended June 30, 2018 compared to $11.3 million for the six months ended June 30, 2017. The increase in revenue was primarily attributable to the Chalmette Storage Agreement commencing in November 2017, higher available storage capacity and the Inflation Rate Increase.

Operating and maintenance expenses. Operating and maintenance expenses increased approximately $0.7 million, or 19.6%, to $4.1 million for the six months ended June 30, 2018 compared to $3.5 million for the six months ended June 30, 2017. The increase in operating and maintenance expenses was primarily attributable to higher maintenance activity and higher outside services costs, as well as expenses associated with the Chalmette Storage Tank.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.6 million, or 51.5%, to $1.9 million for the six months ended June 30, 2018 compared to $1.2 million for the six months ended June 30, 2017. The increase in depreciation and amortization expense was primarily attributable to the Chalmette Storage Tank commencing service in November 2017.

Liquidity and Capital Resources

We expect our ongoing sources of liquidity to include cash generated from operations, reimbursement by PBF Energy for certain capital expenditures, borrowings under our A&R Revolving Credit Facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and minimum quarterly cash distributions.

We have paid, and intend to continue to pay, a quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which equates to approximately $12.8 million per quarter, or approximately $51.2 million per year, based on the number of common units and associated IDRs outstanding as of June 30, 2018. We do not have a legal obligation to pay this distribution.

During the six months ended June 30, 2018, we made cash distribution payments as follows (in thousands except per unit data):

Related Earnings Period:	Q4 2017	Q1 2018
Distribution date	March 14, 2018	May 30, 2018
Record date	February 28, 2018	May 15, 2018
Per unit	$0.4850	$0.4900
To public common unitholders	$11,369	$11,553
To PBF LLC	11,689	12,000
Total distribution	$23,058	$23,553

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The maximum availability under the Revolving Credit Facility is $360.0 million. Obligations under the Revolving Credit Facility are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on the Partnership’s assets and those of the Partnership’s restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. See Note 6 “Debt” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for further information regarding the Revolving Credit Facility. We are in compliance with our covenants under the Revolving Credit Facility as of June 30, 2018.

On July 30, 2018, we entered into the A&R Revolving Credit Facility, which increased the maximum commitment available to us from $360.0 million to $500.0 million and extended the maturity date to July 2023. The Partnership has the ability to further increase the maximum availability by an additional $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions.

During the six months ended June 30, 2018, we utilized our Revolving Credit Facility to fund the Knoxville Terminals Purchase and other capital expenditures and working capital requirements.

Our 2023 Notes have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15, 2023. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of June 30, 2018, we are in compliance with all covenants under the 2023 Notes.

The new 2023 Notes included a registration rights arrangement whereby we agreed, no later than 365 days after the date of the original issuance of the new 2023 Notes, to file a registration statement with the SEC and use commercially reasonable efforts to consummate an offer to exchange the new 2023 Notes for an issue of registered notes with terms substantially identical to the notes. This registration statement was declared effective on April 2, 2018, and the exchange was finalized in May 2018.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$67,370	$90,653
Net cash used in investing activities	(63,521)	(16,361)
Net cash used in financing activities	(3,832)	(87,459)
Net change in cash and cash equivalents	$17	$(13,167)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased approximately $23.3 million to $67.4 million for the six months ended June 30, 2018 compared to $90.7 million for the six months ended June 30, 2017. The decrease in net cash provided by operating activities was primarily the result of lower net income and non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium and unit-based compensation of approximately $67.4 million for the six months ended June 30, 2018, compared to approximately $70.8 million for the six months ended June 30, 2017, and a decrease in the net changes in operating assets and liabilities of approximately $19.9 million primarily driven by the timing of collection of accounts receivables and liability payments.

Cash Flows from Investing Activities

Net cash used in investing activities increased approximately $47.2 million to $63.5 million for the six months ended June 30, 2018 compared to net cash used in investing activities of $16.4 million for the six months ended June 30, 2017. The increase in net cash used in investing activities was primarily due to the Knoxville Terminals Purchase of $58.0 million and a decrease in net sales and maturities of marketable securities of $40.0 million, partially offset by the Toledo Products Terminal Acquisition for $10.1 million in April 2017 and a decrease in capital expenditures of approximately $40.8 million related to the construction of the Paulsboro Natural Gas Pipeline and the Chalmette Storage Tank in 2017.

Cash Flows from Financing Activities

Net cash used in financing activities decreased approximately $83.6 million to $3.8 million for the six months ended June 30, 2018 compared to $87.5 million for the six months ended June 30, 2017. The cash outflows for the six months ended June 30, 2018 were primarily driven by distributions to unitholders of $46.6 million, distributions to TVPC members of $11.3 million and deferred financing costs of $0.3 million, partially offset by net borrowings from our Revolving Credit Facility of $54.3 million. Net cash used in financing activities for the six months ended June 30, 2017 consisted of repayment of our Term Loan of $39.7 million, distributions to unitholders of $41.0 million and distributions to TVPC members of $12.3 million, partially offset by a contribution from PBF LLC of $5.5 million related to the pre-acquisition activities of PNGPC.

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

Capital expenditures for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Expansion*	$61,432	$55,345
Regulatory	29	—
Maintenance	2,060	1,040
Total capital expenditures	$63,521	$56,385
* Expansion capital expenditures include our acquisitions for the periods presented.

We currently expect to spend an additional aggregate of between approximately $20.0 million and $24.0 million for the remainder of 2018 for capital expenditures, of which between approximately $14.0 million and $18.0 million relate to maintenance or regulatory capital expenditures (including capital expenditures related to the Knoxville Terminals). We currently expect to spend an additional aggregate of between approximately $32.0 million and $37.0 million in 2018 for projects associated with our recently closed Development Assets Acquisition. We anticipate the forecasted capital expenditures will be funded primarily with cash from operations and through borrowings under our A&R Revolving Credit Facility as needed.

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

On July 16, 2018, we entered into an agreement with Crown Point International, LLC, formerly known as Axeon Specialty Products LLC, to purchase its wholly-owned subsidiary, CPI Operations LLC for total consideration of $107.0 million, which is comprised of an initial payment at closing of $75.0 million with the balance being payable one year after closing. The East Coast Storage Assets Acquisition is expected to close in the fourth quarter of 2018, subject to customary regulatory and other approval.

On July 16, 2018, we entered into contribution agreements with subsidiaries of PBF LLC pursuant to which PBF Energy has agreed to contribute to us certain of its subsidiaries, whose assets consist of the Development Assets. The Development Assets Acquisition closed on July 31, 2018 for total consideration of $31.6 million consisting of 1,494,134 common units of PBFX issued to PBF LLC.

Contractual Obligations

With the exception of the closing of the A&R Revolving Credit Facility, repayments made during the first quarter of 2018 on the Revolving Credit Facility and subsequent borrowings under the Revolving Credit Facility to fund the Knoxville Terminals Purchase and other capital expenditures and working capital requirements, there have been no significant changes in our contractual obligations since those reported in our 2017 Form 10-K. Refer to Note 6 “Debt” and Note 12 “Subsequent Events” in our Notes to Condensed Consolidated Financial Statements

included in “Item 1. Financial Statements” for additional information regarding our debt obligations and subsequent events.

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

As of June 30, 2018, we have recorded a total liability related to environmental remediation costs of approximately $1.9 million related to existing environmental liabilities. Refer to Note 9 “Commitments and

Contingencies” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, within our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three and six months ended June 30, 2018, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances, or settle through cash payments.

Debt that we incur under our A&R Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At June 30, 2018, we had $84.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $3.6 million change in our interest expense, assuming we were to borrow all $500.0 million available under our A&R Revolving Credit Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

On April 16, 2018, our wholly-owned subsidiary, PLPT, completed the Knoxville Terminals Purchase, which consisted of the Knoxville Terminals. We are in the process of integrating the Knoxville Terminals’ operations, including internal controls over financial reporting. There have been no other changes in our internal controls over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
2.1
Purchase Agreement dated as of April 16, 2018 by and between PBF Logistics Products Terminals LLC and Cummins Terminals, Inc. (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on April 20, 2018).

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

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	August 2, 2018		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)