Form 10-Q
period 2018-09-30
PBF Logistics LP
filed 2018-10-31
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2018, there were 45,347,196 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC, and as of September 30, 2018, owned 99.0% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 19,953,631 of PBFX’s common units constituting an aggregate 44.0% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 56.0% limited partner interest owned by public unitholders as of September 30, 2018.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling and storage assets, previously operated and owned by certain of PBF Holding’s currently and previously held subsidiaries. As of September 30, 2018, PBF Holding, together with its subsidiaries, owns and operates five oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q; in our Annual Report on Form 10-K for the year ended December 31, 2017, which we refer to as our 2017 Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	our limited operating history as a separate public partnership;

•	changes in general economic conditions;

•	our ability to make, complete and integrate acquisitions from affiliates or third parties, and to realize the benefits from such acquisitions;

•	our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply of, and demand for, crude oil, refined products, natural gas and logistics services;

•	our ability to successfully implement our business plan;

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	September 30, 2018	December 31, 2017*
ASSETS
Current assets:
Cash and cash equivalents	$18,022	$19,664
Accounts receivable - affiliates	33,454	40,817
Accounts receivable	3,010	1,423
Prepaids and other current assets	3,496	1,793
Total current assets	57,982	63,697
Property, plant and equipment, net	736,876	684,488
Goodwill	6,332	—
Other non-current assets	5,660	30
Total assets	$806,850	$748,215

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$17,659	$8,352
Accounts payable and accrued liabilities	24,056	19,794
Deferred revenue	1,183	1,438
Total current liabilities	42,898	29,584
Long-term debt	567,152	548,793
Other long-term liabilities	1,612	2,078
Total liabilities	611,662	580,455

Commitments and contingencies (Note 9)

Equity:
Net investment - Predecessor	—	10,665
Common unitholders (45,347,196 and 41,900,708 units issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively)	22,784	(17,544)
IDR holder - PBF LLC	3,641	2,736
Total PBF Logistics LP equity	26,425	(4,143)
Noncontrolling interest	168,763	171,903
Total equity	195,188	167,760
Total liabilities and equity	$806,850	$748,215
* Prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition (as defined in Note 1 “Description of the Business and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018*	2017*	2018*	2017*
Revenue:
Affiliate	$66,140	$62,359	$190,789	$176,916
Third-party	4,416	3,836	12,606	13,459
Total revenue	70,556	66,195	203,395	190,375

Costs and expenses:
Operating and maintenance expenses	20,803	17,704	61,407	52,567
General and administrative expenses	4,725	3,534	15,504	12,947
Depreciation and amortization	7,451	5,756	21,185	17,096
Total costs and expenses	32,979	26,994	98,096	82,610

Income from operations	37,577	39,201	105,299	107,765

Other expense:
Interest expense, net	(10,070)	(7,416)	(29,684)	(22,493)
Amortization of loan fees and debt premium	(497)	(332)	(1,256)	(1,125)
Net income	27,010	31,453	74,359	84,147
Less: Net loss attributable to Predecessor	(80)	(1,219)	(2,443)	(3,863)
Less: Net income attributable to noncontrolling interest	4,725	3,799	13,110	11,218
Net income attributable to the partners	22,365	28,873	63,692	76,792
Less: Net income attributable to the IDR holder	3,641	2,526	10,011	6,319
Net income attributable to PBF Logistics LP unitholders	$18,724	$26,347	$53,681	$70,473

Net income per limited partner unit:
Common units - basic	$0.42	$0.63	$1.25	$1.69
Common units - diluted	0.42	0.63	1.25	1.69
Subordinated units - basic and diluted	—	—	—	1.61

Weighted-average limited partner units outstanding:
Common units - basic	44,518,365	42,127,288	42,965,502	33,280,957
Common units - diluted	44,612,522	42,161,008	43,015,817	33,309,555
Subordinated units - basic and diluted	—	—	—	8,787,068

Cash distribution declared per unit	$0.5000	$0.4800	$1.4850	$1.4100
* Current and prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition (as defined in Note 1 “Description of the Business and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018*	2017*
Cash flows from operating activities:
Net income	$74,359	$84,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,185	17,096
Amortization of loan fees and debt premium	1,256	1,125
Unit-based compensation expense	4,549	4,515
Changes in operating assets and liabilities:
Accounts receivable - affiliates	7,363	818
Accounts receivable	(1,587)	3,188
Prepaids and other current assets	(1,703)	(329)
Accounts payable - affiliates	9,307	500
Accounts payable and accrued liabilities	4,624	7,705
Deferred revenue	(255)	39
Other assets and liabilities	(1,516)	(1,128)
Net cash provided by operating activities	117,582	117,676

Cash flows from investing activities:
Knoxville Terminals Purchase	(58,000)	—
Toledo Products Terminal Acquisition	—	(10,097)
Expenditures for property, plant and equipment	(28,627)	(62,003)
Purchases of marketable securities	—	(75,036)
Maturities of marketable securities	—	115,060
Net cash used in investing activities	$(86,627)	$(32,076)
* Current and prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition (as defined in Note 1 “Description of the Business and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018*	2017*
Cash flows from financing activities:
Net proceeds from issuance of common units	$34,820	$—
Distributions to unitholders	(72,471)	(62,794)
Distributions to TVPC members	(16,250)	(17,348)
Contribution from parent	4,201	9,405
Proceeds from revolving credit facility	64,000	—
Repayment of revolving credit facility	(43,700)	—
Repayment of term loan	—	(39,664)
Deferred financing costs	(3,197)	—
Net cash used in financing activities	(32,597)	(110,401)

Net change in cash and cash equivalents	(1,642)	(24,801)
Cash and cash equivalents at beginning of year	19,664	64,221
Cash and cash equivalents at end of period	$18,022	$39,420

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$85	$14,859
Issuance of affiliate note payable	—	11,600
Units issued as consideration for acquisitions	31,586	—
* Current and prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition (as defined in Note 1 “Description of the Business and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC, and as of September 30, 2018, owned 99.0% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 19,953,631 PBFX common units constituting an aggregate 44.0% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 56.0% limited partner interest owned by public unitholders as of September 30, 2018.

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

On July 16, 2018, PBFX entered into an agreement with Crown Point International, LLC, formerly known as Axeon Specialty Products LLC, to purchase its wholly-owned subsidiary, CPI Operations LLC (the “East Coast Storage Assets Acquisition”) for total consideration of $107,000, which is comprised of an initial payment at closing of $75,000 with the balance being payable one year after closing. The East Coast Storage Assets Acquisition closed on October 1, 2018. This acquisition will be accounted for as a business combination under GAAP.

On July 16, 2018, the Partnership entered into four contribution agreements with PBF LLC pursuant to which PBF Energy contributed to PBFX certain of its subsidiaries (the “Development Assets Contribution Agreements”). Pursuant to the Development Assets Contribution Agreements, the Partnership acquired from PBF LLC all of the issued and outstanding limited liability company interests of: Toledo Rail Logistics Company LLC (“TRLC”), whose assets consist of a loading and unloading rail facility located at PBF Holding’s Toledo Refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC (“CLC”), whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at PBF Holding’s Chalmette Refinery; Paulsboro Terminaling Company LLC (“PTC”), whose assets consist of a lube oil terminal facility located at PBF Holding’s Paulsboro Refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC (“DSLC”), whose assets consist of an ethanol storage facility located at PBF Holding’s Delaware City Refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”). The acquisition of the Development Assets closed on July 31, 2018 for total consideration of $31,586, consisting of 1,494,134 common units issued to PBF LLC (the “Development Assets Acquisition”). This acquisition was accounted for as a transfer of assets between entities under common control under GAAP. Refer to Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Development Assets Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Principles of Combination and Consolidation and Basis of Presentation

In connection with, and subsequent to, PBFX’s initial public offering (“IPO”), the Partnership has acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). Such acquisitions completed subsequent to the IPO were made through a series of drop-down transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). The assets, liabilities and results of operations of the Contributed Assets prior to their acquisition by PBFX are collectively referred to as the “Predecessor.” The transactions through which PBFX acquired the Contributed Assets were transfers of assets between entities under common control. Accordingly, the accompanying condensed consolidated financial statements and related notes present the results of operations and cash flows of our Predecessor for all periods presented prior to the effective date of each transaction. The financial statements of our Predecessor have been prepared from the separate records maintained by PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessor had been operated as an unaffiliated entity. See (i) the Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) for additional information regarding the Acquisitions from PBF and the commercial agreements and amendments to other agreements with related parties executed in connection with these acquisitions, and (ii) Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Development Assets Acquisition.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

The Predecessor generally did not historically operate its respective assets for the purpose of generating revenues independent of other PBF Energy businesses prior to PBFX’s IPO or for assets acquired in the Acquisitions from PBF, prior to the effective dates of each transaction, with the exception of the Paulsboro Lube Oil Terminal. All intercompany accounts and transactions have been eliminated.

Summary of Significant Accounting Policies

Goodwill

Goodwill, related to an acquisition, is calculated as the excess of the purchase price over the fair value of the identifiable net assets and is carried at cost. Goodwill is not amortized for financial reporting purposes; however, it is subject to annual assessment to determine if an impairment of goodwill has occurred. The Partnership performs this impairment review annually as of July 1, or in any period prior to the annual assessment in which the Partnership experiences any circumstances that would indicate an impairment exists, such as disruptions in its business or other significant declines in results. An impairment loss is recorded if the implied fair value of the reporting unit is less than the carrying value. Reporting units are based on a component of the business with discrete financial information that management reviews on a regular basis. The Partnership reviews its reporting units on an annual basis.

Intangibles

The Partnership’s intangibles are comprised of customer relationships, which were acquired in connection with the Knoxville Terminals Acquisition and were recorded at estimated fair value at the date of acquisition.

Intangibles with definite lives are amortized using the straight-line method over their relative estimated useful life, or the period of which they provide an economic benefit. The customer relationships estimated useful life for

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

the Knoxville Terminals Acquisition were determined to be 10 years. Intangible assets are included in “Other non-current assets.”

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments (collectively, the Partnership refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”). The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Updated Lease Guidance is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. While early adoption is permitted, the Partnership will not early adopt the Updated Lease Guidance. The Partnership has established a working group to study the implementation of the Updated Lease Guidance and has instituted a task plan designed to meet the requirements and implementation deadline. The Partnership has also evaluated and purchased a lease software system, completed software design and configuration of the system, and substantially completed testing the implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on the Partnership’s consolidated financial statements and related disclosures and has designed and begun implementing business processes and controls to address the new guidance. While the assessment of this standard is ongoing, the Partnership has identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases, with the exception of certain short-term leases, on its balance sheet reflected as right of use assets and lease obligation liabilities as well as accelerating recognition of the interest expense component of financing leases. The new standard will also require additional disclosures for financing and operating leases. The Updated Lease Guidance allows for certain practical expedients, certain of which the Partnership has elected to adopt, including, among others, the expedient to carry forward the classification of leases under current lease guidance once the Updated Lease Guidance becomes effective, the expedient to not include short-term leases on the Partnership’s balance sheet and to avail itself of the additional transition method whereby the Partnership will apply the Updated Lease Guidance on the effective date and recognize a cumulative-effect adjustment to opening retained earnings.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) to provide updated guidance on goodwill impairment testing. Under ASU 2017-04, goodwill impairment Step 2 would be eliminated. This step required a comparison of the implied fair value and carrying value of goodwill of the reporting unit. Subsequent to the effective date of ASU 2017-04, during the annual, or if applicable, interim goodwill impairment assessment, entities would perform the test by comparing the fair value of the reporting unit with the carrying value of the reporting unit. The impairment charge would be the excess amount of which carrying value is greater than fair value, with the total amount limited to the carrying value of goodwill. ASU 2017-04 is effective for annual or, if applicable, interim goodwill impairment assessments beginning

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

after December 15, 2019. Early adoption is permitted. The Partnership is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

The Partnership adopted ASC 606 using the modified retrospective method, which has been applied for the three and nine months ended September 30, 2018. The Partnership has applied ASC 606 only to those contracts that were not complete as of January 1, 2018. As such, the financial information for prior periods has not been adjusted and continues to be reported under ASC 605. The Partnership did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are discussed below.

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

The following table provides information relating to the Partnership’s revenues for each service category by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018*	2017*	2018*	2017*
Transportation and Terminaling Segment
Terminaling	$31,387	$32,599	$87,848	$95,446
Pipeline	19,886	17,185	57,592	48,762
Other	12,738	10,824	37,375	29,316
Total	64,011	60,608	182,815	173,524
Storage Segment
Storage	6,545	5,587	20,580	16,851
Total	6,545	5,587	20,580	16,851
Total Revenue	$70,556	$66,195	$203,395	$190,375
* Current and prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

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

As of September 30, 2018, future fees for MVCs to be received related to noncancelable commercial terminaling, pipeline and storage agreements were as follows:

2018	$55,218
2019	221,024
2020	222,050
2021	221,759
2022	138,674
Thereafter	483,752
Total MVC payments to be received	$1,342,477

Leases

Certain of the Partnership’s commercial agreements are considered operating leases. Under these leasing agreements, the Partnership provides access to storage tanks and/or use of throughput assets that convey the right to control the use of an identified asset to the customer. The Partnership accounts for these transactions under ASC 840 “Leases.” These lease arrangements accounted for $31,514 and $91,439 of the Partnership’s revenue for the three and nine months ended September 30, 2018, respectively, which have been retrospectively adjusted for the Development Assets Acquisition.

Deferred Revenue

The Partnership records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $1,183 and $1,438 as of

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

September 30, 2018 and December 31, 2017, respectively. The decrease in the deferred revenue balance as of September 30, 2018 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

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

The aggregate purchase price for the Knoxville Terminals Purchase was $58,000, excluding working capital. The consideration was financed through a combination of cash on hand and borrowings under the Partnership’s Revolving Credit Facility (as defined in Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements).

PBFX accounted for the Knoxville Terminals Purchase as a business combination under GAAP whereby the Partnership recognizes assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The fair value allocation is subject to adjustment pending completion of the final purchase valuation which was in process as of September 30, 2018.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The total purchase consideration and the estimated fair values of the assets and liabilities at the effective date of the Knoxville Terminals Purchase were as follows:

Purchase Price
Gross purchase price	$58,000
Working capital	356
Total consideration	$58,356

Fair Value Allocation
Prepaids and other current assets	$356
Property, plant and equipment	45,768
Intangibles	5,900
Goodwill	6,332
Estimated fair value of net assets acquired	$58,356

The Partnership’s condensed consolidated financial statements for the three and nine months ended September 30, 2018 include the results of operations of the Knoxville Terminals since April 16, 2018, during which period the Knoxville Terminals contributed affiliate revenue of $385, third-party revenue of $3,180 and net income of $1,072. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the periods indicated, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the Knoxville Terminals Purchase occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Knoxville Terminals Purchase financing.

	Nine Months Ended September 30, 2018*	Nine Months Ended September 30, 2017*

Pro forma revenues	$206,925	$201,076
Pro forma net income attributable to PBF Logistics LP unitholders:	54,093	69,807
Pro forma net income available per limited partner units:
Common units - basic	$1.26	$1.68
Common units - diluted	1.26	1.68
Subordinated units - basic and diluted	—	1.60
* Current and prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

Development Assets Acquisition

On July 31, 2018, the Partnership closed the Development Assets Acquisition. Pursuant to the Development Assets Contribution Agreements, the Partnership acquired from PBF LLC all of the issued and outstanding limited liability company interests of TRLC, whose assets consist of the Toledo Rail Products Facility; CLC, whose assets consist of the Chalmette Truck Rack and the Chalmette Rosin Yard; PTC, whose assets consist of the Paulsboro Lube Oil Terminal; and DSLC, whose assets consist of the Delaware Ethanol Storage Facility. In connection with the Development Asset Acquisition, the Partnership entered into various commercial agreements with PBF Holding and assumed a commercial agreement with a third-party. The Development Assets Acquisition closed on July 31, 2018 for total consideration of $31,586, consisting of 1,494,134 common units issued to PBF LLC.

As the Development Assets Acquisition was considered a transfer of assets between entities under common control, TRLC’s, CLC’s, PTC’s and DSLC’s assets and liabilities were transferred at their historical carrying value, or $12,677, as of July 31, 2018. The financial information of PBFX contained herein has been retrospectively adjusted to include the historical results of the Development Assets, with the exception of the Delaware Ethanol

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Storage Facility, which is considered an asset purchase, as if the Development Assets were owned by the Partnership for all periods presented. Net loss attributable to the Development Assets Acquisition prior to the effective date was allocated entirely to PBF GP as if only PBF GP had rights to that net loss; therefore, there is no retrospective adjustment to net income per unit.

The following tables present the Partnership’s statement of financial position and results of operations giving retrospective effect to the Development Assets Acquisition as of and for the periods presented.

	December 31, 2017
	PBF Logistics	Development Assets	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$19,664	$—	$19,664
Accounts receivable - affiliates	40,817	—	40,817
Accounts receivable	1,423	—	1,423
Prepaids and other current assets	1,793	—	1,793
Total current assets	63,697	—	63,697
Property, plant and equipment, net	673,823	10,665	684,488
Other non-current assets	30	—	30
Total assets	$737,550	$10,665	$748,215

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$8,352	$—	$8,352
Accounts payable and accrued liabilities	19,794	—	19,794
Deferred revenue	1,438	—	1,438
Total current liabilities	29,584	—	29,584
Long-term debt	548,793	—	548,793
Other long-term liabilities	2,078	—	2,078
Total liabilities	580,455	—	580,455

Commitments and contingencies (Note 9)

Equity:
Net investment - Predecessor	—	10,665	10,665
Common unitholders	(17,544)	—	(17,544)
IDR holder - PBF LLC	2,736	—	2,736
Total PBF Logistics LP equity	(14,808)	10,665	(4,143)
Noncontrolling interest	171,903	—	171,903
Total equity	157,095	10,665	167,760
Total liabilities and equity	$737,550	$10,665	$748,215

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended September 30, 2018
	PBF Logistics	Development Assets	Consolidated Results

Revenue:
Affiliate	$66,140	$—	$66,140
Third-party	3,889	527	4,416
Total revenue	70,029	527	70,556

Costs and expenses:
Operating and maintenance expenses	20,268	535	20,803
General and administrative expenses	4,725	—	4,725
Depreciation and amortization	7,379	72	7,451
Total costs and expenses	32,372	607	32,979

Income (loss) from operations	37,657	(80)	37,577

Other expense:
Interest expense, net	(10,070)	—	(10,070)
Amortization of loan fees and debt premium	(497)	—	(497)
Net income (loss)	27,090	(80)	27,010
Less: Net loss attributable to Predecessor	—	(80)	(80)
Less: Net income attributable to noncontrolling interest	4,725	—	4,725
Net income attributable to the partners	22,365	—	22,365
Less: Net income attributable to the IDR holder	3,641	—	3,641
Net income attributable to PBF Logistics LP unitholders	$18,724	$—	$18,724

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended September 30, 2017
	PBF Logistics	Development Assets	Consolidated Results

Revenue:
Affiliate	$62,359	$—	$62,359
Third-party	3,135	701	3,836
Total revenue	65,494	701	66,195

Costs and expenses:
Operating and maintenance expenses	15,930	1,774	17,704
General and administrative expenses	3,534	—	3,534
Depreciation and amortization	5,610	146	5,756
Total costs and expenses	25,074	1,920	26,994

Income (loss) from operations	40,420	(1,219)	39,201

Other expense:
Interest expense, net	(7,416)	—	(7,416)
Amortization of loan fees and debt premium	(332)	—	(332)
Net income (loss)	32,672	(1,219)	31,453
Less: Net loss attributable to Predecessor	—	(1,219)	(1,219)
Less: Net income attributable to noncontrolling interest	3,799	—	3,799
Net income attributable to the partners	28,873	—	28,873
Less: Net income attributable to the IDR holder	2,526	—	2,526
Net income attributable to PBF Logistics LP unitholders	$26,347	$—	$26,347

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Nine Months Ended September 30, 2018
	PBF Logistics	Development Assets	Consolidated Results

Revenue:
Affiliate	$190,789	$—	$190,789
Third-party	10,677	1,929	12,606
Total revenue	201,466	1,929	203,395

Costs and expenses:
Operating and maintenance expenses	57,427	3,980	61,407
General and administrative expenses	15,504	—	15,504
Depreciation and amortization	20,793	392	21,185
Total costs and expenses	93,724	4,372	98,096

Income (loss) from operations	107,742	(2,443)	105,299

Other expense:
Interest expense, net	(29,684)	—	(29,684)
Amortization of loan fees and debt premium	(1,256)	—	(1,256)
Net income (loss)	76,802	(2,443)	74,359
Less: Net loss attributable to Predecessor	—	(2,443)	(2,443)
Less: Net income attributable to noncontrolling interest	13,110	—	13,110
Net income attributable to the partners	63,692	—	63,692
Less: Net income attributable to the IDR holder	10,011	—	10,011
Net income attributable to PBF Logistics LP unitholders	$53,681	$—	$53,681

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Nine Months Ended September 30, 2017
	PBF Logistics	Development Assets	Consolidated Results

Revenue:
Affiliate	$176,916	$—	$176,916
Third-party	11,384	2,075	13,459
Total revenue	188,300	2,075	190,375

Costs and expenses:
Operating and maintenance expenses	47,203	5,364	52,567
General and administrative expenses	12,947	—	12,947
Depreciation and amortization	16,672	424	17,096
Total costs and expenses	76,822	5,788	82,610

Income (loss) from operations	111,478	(3,713)	107,765

Other expense:
Interest expense, net	(22,493)	—	(22,493)
Amortization of loan fees and debt premium	(1,125)	—	(1,125)
Net income (loss)	87,860	(3,713)	84,147
Less: Net loss attributable to Predecessor	(150)	(3,713)	(3,863)
Less: Net income attributable to noncontrolling interest	11,218	—	11,218
Net income attributable to the partners	76,792	—	76,792
Less: Net income attributable to the IDR holder	6,319	—	6,319
Net income attributable to PBF Logistics LP unitholders	$70,473	$—	$70,473

Acquisition Expenses

PBFX incurred acquisition related costs of $832 and $1,984 for the three and nine months ended September 30, 2018, respectively, primarily consisting of consulting and legal expenses related to the Knoxville Terminals Purchase, the Development Assets Acquisition, the East Coast Storage Assets Acquisition and other pending and nonconsummated acquisitions. PBFX incurred acquisition related costs of $28 and $533 for the three and nine months ended September 30, 2017, respectively, primarily consisting of consulting and legal expenses related to the acquisition by PBFX Operating Company LP (“PBF Op Co”), the Partnership’s wholly owned subsidiary, from PBF LLC of all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (the “PNGPC Acquisition”) and the purchase of the Toledo, Ohio refined products terminal assets from Sunoco Logistics Partners L.P. (the “Toledo Products Terminal Acquisition”). These costs are included in “General and administrative expenses.”

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2018	December 31, 2017*
Land	$102,557	$99,707
Pipelines	334,980	333,609
Terminals and equipment	259,506	211,797
Storage facilities	90,194	90,373
Construction in progress	26,362	4,810
	813,599	740,296
Accumulated depreciation	(76,723)	(55,808)
Property, plant and equipment, net	$736,876	$684,488
* Prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

Depreciation expense was $20,915 and $17,096 for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, the carrying amount of goodwill was $6,332, all of which was recorded within the Transportation and Terminaling segment. During the three and nine months ended September 30, 2018, there have been no changes in the Partnership’s business, or other factors, that would indicate the carrying value of goodwill was impaired.

Intangibles

As a result of the preliminary purchase price allocation of the Knoxville Terminals Purchase, a customer relationship intangible was recorded. Refer to Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Knoxville Terminals Purchase and the preliminary purchase price allocation.

As of September 30, 2018, the Partnership’s net intangible balance consisted of the following:

	September 30, 2018	December 31, 2017
Customer relationships	$5,900	$—
Accumulated amortization	(270)	—
Total intangibles	$5,630	$—

Amortization expense was $270 and $0 for the nine months ended September 30, 2018 and 2017, respectively. The Partnership estimates amortization expense of $590 per year for the next five years.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

6. DEBT

Total debt was comprised of the following:

	September 30, 2018	December 31, 2017
2023 Notes	$525,000	$525,000
Revolving credit facility (a)	50,000	29,700
Total debt outstanding	575,000	554,700
Unamortized debt issuance costs	(10,810)	(9,281)
Unamortized 2023 Notes premium	2,962	3,374
Net carrying value of debt	$567,152	$548,793
____________________
(a) PBFX had $4,010 outstanding letters of credit and $445,990 available under its Revolving Credit Facility (as defined below) as of September 30, 2018.

On July 30, 2018, the Partnership entered into a $500,000 amended and restated revolving credit facility (as amended, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The Revolving Credit Facility amends and restates the Partnership’s five-year $360,000 revolving credit facility entered into on May 14, 2014, concurrent with the closing of PBFX’s IPO.

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The Partnership has the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250,000, to a total facility size of $750,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $75,000 sublimit for standby letters of credit and a $25,000 sublimit for swingline loans. Obligations under the Revolving Credit Facility are guaranteed by the Partnership’s restricted subsidiaries, and are secured by a first priority lien on the Partnership’s assets and those of the Partnership’s restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023, but may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility will bear interest either at the Base Rate (as defined in the Revolving Credit Facility) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio (as defined in the Revolving Credit Facility).

The agreement governing the Revolving Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature which, among other things, limit or restrict the Partnership’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material contracts, engage in certain business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements, or enter into transactions with affiliates on terms which are not at arm’s length.

Additionally, commencing with the Measurement Period (as defined in the Revolving Credit Agreement) which ended on September 30, 2018, the Partnership is required to maintain the following financial ratios, each as defined in the Revolving Credit Agreement: (a) Consolidated Interest Coverage of at least 2.50 to 1.00, (b) Consolidated Total Leverage of not greater than 4.50 to 1.00 and (c) Consolidated Senior Secured Leverage of not greater than 3.50 to 1.00.

The Revolving Credit Agreement contains events of default customary for transactions of their nature, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the Revolving Credit Facility or related documentation, any representation or warranty made in the agreements or related documentation being

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in the Partnership’s ownership or the ownership or board composition of PBF GP and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against the Partnership and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.

During the nine months ended September 30, 2018, PBFX paid down $43,700 and subsequently borrowed $64,000 under the Revolving Credit Facility to fund the Knoxville Terminals Purchase and other capital expenditures and working capital requirements. On October 1, 2018, the Partnership borrowed $75,000 to fund the East Coast Storage Assets Acquisition. Refer to Note 12 “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the East Coast Storage Assets Acquisition.

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

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based upon short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $539,494 and $544,118 at September 30, 2018 and December 31, 2017, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was approximately $575,000 and $589,494 as of September 30, 2018 and $554,700 and $573,818 as of December 31, 2017, respectively.

7. EQUITY

PBFX had 25,393,565 common units outstanding held by the public as of September 30, 2018. PBF LLC owns 19,953,631 of PBFX’s common units constituting an aggregate 44.0% limited partner interest in PBFX as of September 30, 2018.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The following table presents changes in PBFX common and subordinated units outstanding:

	Three Months Ended September 30,
	2018	2017
	Common Units	Common Units
Balance at beginning of period	42,073,062	41,890,487
Vesting of phantom units, net of forfeitures	4,250	4,359
New units issued	3,269,884	—
Balance at end of period	45,347,196	41,894,846

	Nine Months Ended September 30,
	2018	2017
	Common Units	Common Units	Subordinated Units - PBF LLC
Balance at beginning of period	41,900,708	25,844,118	15,886,553
Vesting of phantom units, net of forfeitures	176,604	164,175	—
New units issued	3,269,884	—	—
Conversion of subordinated units	—	15,886,553	(15,886,553)
Balance at end of period	45,347,196	41,894,846	—

On July 16, 2018, the Partnership entered into a common unit purchase agreement with certain funds managed by Tortoise Capital Advisors, L.L.C. providing for the issuance and sale in a registered direct offering (the “Registered Direct Offering”) of an aggregate of 1,775,750 common units for gross proceeds of approximately $35,000. The Registered Direct Offering closed on July 30, 2018. On July 31, 2018, the Partnership issued 1,494,134 common units, having an aggregate value of $31,586, to PBF LLC in connection with the Development Assets Acquisition.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the nine months ended September 30, 2018 and 2017:

	Net Investment	Common Units	IDR Holder	Noncontrolling Interest	Total
Balance at December 31, 2017	$10,665	$(17,544)	$2,736	$171,903	$167,760
Net loss attributable to the Development Assets	(2,443)	—	—	—	(2,443)
Contributions to the Development Assets	4,455	—	—	—	4,455
Allocation of the Development Assets acquired to unitholders	(12,677)	12,677	—	—	—
Quarterly distributions to unitholders (including IDRs)	—	(64,341)	(9,106)	—	(73,447)
Distributions to TVPC members	—	—	—	(16,250)	(16,250)
Net income attributable to the partners	—	53,681	10,011	13,110	76,802
Unit-based compensation expense	—	4,549	—	—	4,549
Issuance of common units, net of expenses	—	34,820	—	—	34,820
Other	—	(1,058)	—	—	(1,058)
Balance at September 30, 2018	$—	$22,784	$3,641	$168,763	$195,188

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Net Investment	Common Units	Subordinated Units - PBF	IDR Holder	Noncontrolling Interest	Total
Balance at December 31, 2016	$16,750	$241,275	$(276,083)	$1,266	$179,882	$163,090
Net loss attributable to PNGPC	(150)	—	—	—	—	(150)
Net loss attributable to the Development Assets	(3,713)	—	—	—	—	(3,713)
Sponsor Contributions	9,405	—	—	—	—	9,405
Allocation of PNGPC assets acquired to unitholders	(11,538)	11,592	(54)	—	—	—
Distributions to PBF LLC related to the PNGPC Acquisition	—	(11,600)	—	—	—	(11,600)
Quarterly distributions to unitholders (including IDRs)	—	(44,108)	(14,457)	(5,058)	—	(63,623)
Distributions to TVPC members	—	—	—	—	(17,348)	(17,348)
Net income attributable to the partners	—	56,310	14,163	6,319	11,218	88,010
Unit-based compensation expense	—	4,515	—	—	—	4,515
Subordinated unit conversion to common units	—	(276,433)	276,433	—	—	—
Other	—	(4)	(2)	(1)	(1,000)	(1,007)
Balance at September 30, 2017	$10,754	$(18,453)	$—	$2,526	$172,752	$167,579

Cash Distributions

PBFX’s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive.

During the nine months ended September 30, 2018, PBFX made distribution payments as follows:

Related Earnings Period:	Q4 2017	Q1 2018	Q2 2018
Distribution date	March 14, 2018	May 30, 2018	August 30, 2018
Record date	February 28, 2018	May 15, 2018	August 15, 2018
Per unit	$0.4850	$0.4900	$0.4950
To public common unitholders	$11,369	$11,553	$12,568
To PBF LLC	11,689	12,000	13,292
Total distribution	$23,058	$23,553	$25,860

The allocation of total quarterly distributions to general and limited partners for the three and nine months ended September 30, 2018 and 2017 is shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.5000 and $0.4800 per unit declared for the three months ended September 30, 2018 and 2017, respectively, $0.4950 and $0.4700 per unit declared for the three months ended June 30, 2018 and 2017, respectively, and $0.4900 and $0.4600 per unit declared for the three months ended March

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

31, 2018 and 2017, respectively); therefore, the table represents total estimated distributions applicable to the period in which the distributions are earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
IDR - PBF LLC	$3,641	$2,526	$10,011	$6,319
Limited partners’ distributions:
Common	23,028	20,417	66,792	52,687
Subordinated - PBF LLC	—	—	—	7,308
Total distributions	26,669	22,943	76,803	66,314
Total cash distributions (1)	$26,315	$22,636	$75,728	$65,371
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

Diluted net income per unit includes the effects of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 8,750 and 145,500 anti-dilutive phantom units for the three and nine months ended September 30, 2018, respectively, compared to 13,375 and 84,750 anti-dilutive phantom units for the three and nine months ended September 30, 2017, respectively. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

In addition to the common and subordinated units, PBFX has also identified the general partner interest and IDRs as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. On July 30, 2018, PBFX closed the Registered Direct Offering of an aggregate of 1,775,750 common units for gross proceeds of approximately $35,000. On July 31, 2018, PBFX funded the $31,586 purchase price for the Development Assets Acquisition through the issuance of 1,494,134 common units to PBF LLC.

On June 1, 2017, following the May 31, 2017 payment of the cash distribution attributable to the second quarter of 2017, the requirements under PBFX’s partnership agreement, as amended, for the conversion of all subordinated units into common units were satisfied and the subordination period for such subordinated units ended. As a result, in the second quarter of 2017, each of the Partnership’s 15,886,553 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests. The Partnership’s net income was allocated to the limited partners, including the holders of the subordinated units through May 31, 2017, and IDR holders, in accordance with the partnership agreement.

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the limited partners and IDR holders for that reporting period. Net loss attributable to the Development Assets Acquisition prior to the effective date was allocated entirely to PBF GP as if only PBF GP had rights to that net loss; therefore, there is no retrospective adjustment to net income per unit.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The following table shows the calculation of earnings less distributions:

	Three Months Ended September 30, 2018
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$23,028	$3,641	$26,669
Earnings less distributions	(4,304)	—	(4,304)
Net income attributable to the partners	$18,724	$3,641	$22,365

Weighted-average units outstanding - basic	44,518,365
Weighted-average units outstanding - diluted	44,612,552

Net income per limited partner unit - basic	$0.42
Net income per limited partner unit - diluted	$0.42

	Three Months Ended September 30, 2017
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$20,417	$2,526	$22,943
Earnings less distributions	5,930	—	5,930
Net income attributable to the partners	$26,347	$2,526	$28,873

Weighted-average units outstanding - basic	42,127,288
Weighted-average units outstanding - diluted	42,161,008

Net income per limited partner unit - basic	$0.63
Net income per limited partner unit - diluted	$0.63

	Nine Months Ended September 30, 2018
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$66,792	$10,011	$76,803
Earnings less distributions	(13,111)	—	(13,111)
Net income attributable to the partners	$53,681	$10,011	$63,692

Weighted-average units outstanding - basic	42,965,502
Weighted-average units outstanding - diluted	43,015,817

Net income per limited partner unit - basic	$1.25
Net income per limited partner unit - diluted	$1.25

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Nine Months Ended September 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units - PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$52,687	$7,308	$6,319	$66,314
Earnings less distributions	3,623	6,855	—	10,478
Net income attributable to the partners	$56,310	$14,163	$6,319	$76,792

Weighted-average units outstanding - basic	33,280,957	8,787,068
Weighted-average units outstanding - diluted	33,309,555	8,787,068

Net income per limited partner unit - basic	$1.69	$1.61
Net income per limited partner unit - diluted	$1.69	$1.61

9. COMMITMENTS AND CONTINGENCIES

Certain of PBFX’s assets are collocated with PBF Holding’s Delaware City Refinery, and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act (the “CZA”). Therefore, determinations regarding the CZA that impact the Delaware City Refinery may potentially adversely impact the Partnership’s assets even if the Partnership is not directly involved. The Delaware City Refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017 (the “2017 Secretary’s Order”), including a $150 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge (the “2013 Secretary’s Order”). The Delaware Department of Natural Resources and Environmental Control’s (“DNREC”) determined that the Delaware City Refinery had violated the 2013 Secretary’s Order by failing to make timely and full disclosure to DNREC about the nature and extent of certain shipments and had misrepresented the number of shipments that went to other facilities. The Notice of Penalty Assessment and 2017 Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Delaware City Refinery by shipping crude oil from the Partnership’s Delaware City assets to three locations other than PBF Holding’s Paulsboro Refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35,700,000 gallons of crude oil in total. On April 28, 2017, the Delaware City Refinery appealed the Notice of Penalty Assessment and 2017 Secretary’s Order. On March 5, 2018, the Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and the Delaware City Refinery for $100. The Delaware City Refinery made no admissions with respect to the alleged violations and agreed to request a CZA status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City Refinery has paid the penalty. The CZA status decision request is being finalized and will be submitted to the DNREC.

On December 28, 2016, DNREC issued a CZA permit (the “Ethanol Permit”) to the Delaware City Refinery allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The Judge determined that the record created by the Coastal Zone Board

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. During the hearing before the Coastal Zone Board on standing, one of the appellants’ witnesses made a reference to the flammability of ethanol, without any indication of the significance of flammability/explosivity to specific concerns. Moreover, the appellants did not introduce at the hearing any evidence of the relative flammability of ethanol as compared to other materials shipped to and from the refinery. However, the sole dissenting opinion from the Coastal Zone Board focused on the flammability/explosivity issue, alleging that the appellants’ testimony raised the issue as a distinct basis for potential harms. Once the Coastal Zone Board responds to the remand, it will go back to the Superior Court to complete its analysis and issue a decision.

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

In connection with its purchase of the four refined product terminals from Plains All American Pipeline, L.P. (“Plains”), the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $1,629 recorded as of September 30, 2018 ($1,923 as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 1.83%. At September 30, 2018, the undiscounted liability is $1,766 and the Partnership expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in “Accounts payable and accrued liabilities” and the non-current portion is recorded in “Other long-term liabilities.”

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

In connection with PBF Holding’s acquisition of the Torrance Refinery and related logistics assets, PBF Holding is responsible for all known and unknown environmental liabilities at each site acquired in connection with the acquisition. The total estimated liability of known environmental obligations associated with the San Joaquin Valley pipeline system, which consists of the M55, M1 and M70 crude pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), was approximately $186 as of September 30, 2018 ($256 as of December 31, 2017). In accordance with the contribution agreement associated with the Partnership’s acquisition of a 50% equity interest in TVPC from PBF LLC (the “TVPC Acquisition”), PBF Holding has indemnified the Partnership for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events, which includes the recorded liability of approximately $186. At September 30, 2018, the Partnership expects to make the full aggregate payment for this liability within the next five years. PBFX has recorded a receivable from PBF Holding in “Accounts receivable - affiliates” for such anticipated payments related to the known pre-existing Torrance Valley Pipeline environmental obligations for which PBFX is indemnified.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

See the 2017 Form 10-K for a more complete description of PBFX’s commercial agreements with PBF Holding, including those identified as leases, which were entered into prior to 2018. The following are commercial agreements entered into between PBFX and PBF Holding during 2018:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Amended and Restated Rail Agreements (b)	5/8/2014	7 years, 8 months	2 x 5	125,000 barrels per day (“bpd”)	PBFX or PBF Holding can declare
Knoxville Terminals Agreement- Terminaling Services	4/16/2018	5 years	Evergreen	Various (c)
Knoxville Terminals Agreement- Tank Lease (d)	4/16/2018	5 years	Evergreen	115,334 barrels (e)
Toledo Rail Loading Agreement	7/31/2018	7 years, 5 months	2 x 5	Various (f)
Chalmette Terminal Throughput Agreement	7/31/2018	1 year	Evergreen	N/A
Chalmette Rail Unloading Agreement	7/31/2018	7 years, 5 months	2 x 5	7,600 bpd
DSL Ethanol Throughput Agreement (d)	7/31/2018	7 years, 5 months	2 x 5	5,000 bpd
___________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)
The Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement each between Delaware City Terminaling Company LLC and PBF Holding were amended effective as of January 1, 2018 with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs.

(c)	The minimum throughput revenue commitment is $894 for year one, $1,788 for year two and $2,683 for year three and thereafter.

(d)	These commercial agreements with PBF Holding are considered leases.

(e)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors. PBF Holding is expected to take full shell capacity by the end of Q4 2018.

(f)
Under the Toledo Rail Loading Agreement, PBF Holding has minimum throughput commitments for (i) 30 railcars per day of products and (ii) 11.5 railcars per day of premium products. The Toledo Rail Loading Agreement also specifies a maximum throughput rate of 50 railcars per day.

Other Agreements

In addition to the commercial agreements described above, PBFX has entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF. This agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. On July 31, 2018, the Partnership entered into the Fifth Amended and Restated Omnibus Agreement (as amended, the “Omnibus Agreement”) in connection with the Development Assets Acquisition, resulting in an increase of the estimated annual fee to $7,000.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Additionally, PBFX has entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. On July 31, 2018, the Partnership entered into the Sixth Amended and Restated Operation and Management Services and Secondment Agreement (as amended, the “Services Agreement”) in connection with the Development Assets Acquisition, resulting in an increase of the annual fee to $8,587. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30-days’ notice.

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$66,140	$62,359	$190,789	$176,916
Operating and maintenance expenses	1,979	1,639	5,327	4,918
General and administrative expenses	1,927	1,890	5,364	5,174

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

The Partnership’s Transportation and Terminaling segment consists of operating segments that include product terminals, pipelines, crude unloading facilities and other facilities capable of transporting and handling crude oil, refined products and natural gas. The Partnership’s Storage segment consists of operating segments that include storage facilities capable of handling crude oil, refined products and intermediates.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended September 30, 2018*
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$64,011	$6,545	$—	$70,556
Depreciation and amortization expense	6,524	927	—	7,451
Income (loss) from operations	38,599	3,703	(4,725)	37,577
Interest expense, net and amortization of loan fees and debt premium	—	—	10,567	10,567
Capital expenditures	20,199	757	—	20,956

	Three Months Ended September 30, 2017*
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$60,608	$5,587	$—	$66,195
Depreciation and amortization expense	5,135	621	—	5,756
Income (loss) from operations	39,837	2,898	(3,534)	39,201
Interest expense, net and amortization of loan fees and debt premium	—	—	7,748	7,748
Capital expenditures	9,243	6,293	—	15,536

	Nine Months Ended September 30, 2018*
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$182,815	$20,580	$—	$203,395
Depreciation and amortization expense	18,408	2,777	—	21,185
Income (loss) from operations	109,059	11,744	(15,504)	105,299
Interest expense, net and amortization of loan fees and debt premium	—	—	30,940	30,940
Capital expenditures, including the Knoxville Terminals Purchase	85,782	845	—	86,627
* Current and prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Nine Months Ended September 30, 2017*
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$173,524	$16,851	$—	$190,375
Depreciation and amortization expense	15,254	1,842	—	17,096
Income (loss) from operations	111,237	9,475	(12,947)	107,765
Interest expense, net and amortization of loan fees and debt premium	—	—	23,618	23,618
Capital expenditures, including the Toledo Products Terminal Acquisition	57,255	14,845	—	72,100

	Balance at September 30, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$718,461	$84,620	$3,769	$806,850

	Balance at December 31, 2017*
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$649,975	$86,760	$11,480	$748,215
* Prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

12. SUBSEQUENT EVENTS

Cash distribution

On October 31, 2018, PBF GP’s board of directors announced a cash distribution, based on the results of the third quarter of 2018, of $0.5000 per unit. The distribution is payable on November 30, 2018 to PBFX unitholders of record at the close of business on November 15, 2018.

East Coast Storage Assets Acquisition

On July 16, 2018, PBFX entered into an agreement with Crown Point International, LLC, to purchase its wholly-owned subsidiary, CPI Operations LLC for total consideration of $107,000, which is comprised of an initial payment at closing of $75,000 with the balance being payable one year after closing. The East Coast Storage Assets Acquisition closed on October 1, 2018.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS

DCLC, Delaware Pipeline Company LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, PLPT, PBFX Op Co, TVPC, PNGPC, TRLC, CLC, PTC and DSLC serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, among the Partnership, PBF Logistics Finance Corporation (“PBF Logistics Finance”), the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.” In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. Refer to PBF LLC’s condensed consolidated interim financial statements, which are included in its Quarterly Report on Form 10-Q.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$1,669	$16,353	$—	$—	$18,022
Accounts receivable - affiliates	1	33,453	—	—	33,454
Accounts receivable	—	3,010	—	—	3,010
Prepaids and other current assets	2,099	1,397	—	—	3,496
Due from related parties	131,120	510,086	—	(641,206)	—
Total current assets	134,889	564,299	—	(641,206)	57,982
Property, plant and equipment, net	—	736,876	—	—	736,876
Goodwill	—	6,332	—	—	6,332
Other non-current assets	—	5,660	—	—	5,660
Investment in subsidiaries	986,768	—	—	(986,768)	—
Total assets	$1,121,657	$1,313,167	$—	$(1,627,974)	$806,850

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$754	$16,905	$—	$—	$17,659
Accounts payable and accrued liabilities	17,240	6,816	—	—	24,056
Deferred revenue	—	1,183	—	—	1,183
Due to related parties	510,086	131,120	—	(641,206)	—
Total current liabilities	528,080	156,024	—	(641,206)	42,898
Long-term debt	567,152	—	—	—	567,152
Other long-term liabilities	—	1,612	—	—	1,612
Total liabilities	1,095,232	157,636	—	(641,206)	611,662

Commitments and contingencies (Note 9)

Equity:
Net investment - Predecessor	—	986,768	—	(986,768)	—
Common unitholders	22,784	—	—	—	22,784
IDR holder - PBF LLC	3,641	—	—	—	3,641
Total PBF Logistics LP equity	26,425	986,768	—	(986,768)	26,425
Noncontrolling interest	—	168,763	—	—	168,763
Total equity	26,425	1,155,531	—	(986,768)	195,188
Total liabilities and equity	$1,121,657	$1,313,167	$—	$(1,627,974)	$806,850

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2017*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$10,909	$8,755	$—	$—	$19,664
Accounts receivable - affiliates	1	40,816	—	—	40,817
Accounts receivable	—	1,423	—	—	1,423
Prepaids and other current assets	571	1,222	—	—	1,793
Due from related parties	64,162	388,737	—	(452,899)	—
Total current assets	75,643	440,953	—	(452,899)	63,697
Property, plant and equipment, net	—	684,488	—	—	684,488
Other non-current assets	—	30	—	—	30
Investment in subsidiaries	866,922	—	—	(866,922)	—
Total assets	$942,565	$1,125,471	$—	$(1,319,821)	$748,215

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$2,022	$6,330	$—	$—	$8,352
Accounts payable and accrued liabilities	7,156	12,638	—	—	19,794
Deferred revenue	—	1,438	—	—	1,438
Due to related parties	388,737	64,162	—	(452,899)	—
Total current liabilities	397,915	84,568	—	(452,899)	29,584
Long-term debt	548,793	—	—	—	548,793
Other long-term liabilities	—	2,078	—	—	2,078
Total liabilities	946,708	86,646	—	(452,899)	580,455

Commitments and contingencies (Note 9)

Equity:
Net investment - Predecessor	10,665	866,922	—	(866,922)	10,665
Common unitholders	(17,544)	—	—	—	(17,544)
IDR holder - PBF LLC	2,736	—	—	—	2,736
Total PBF Logistics LP equity	(4,143)	866,922	—	(866,922)	(4,143)
Noncontrolling interest	—	171,903	—	—	171,903
Total equity	(4,143)	1,038,825	—	(866,922)	167,760
Total liabilities and equity	$942,565	$1,125,471	$—	$(1,319,821)	$748,215
* Prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2018*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$66,140	$—	$—	$66,140
Third-party	—	4,416	—	—	4,416
Total revenue	—	70,556	—	—	70,556

Costs and expenses:
Operating and maintenance expenses	—	20,803	—	—	20,803
General and administrative expenses	4,725	—	—	—	4,725
Depreciation and amortization	—	7,451	—	—	7,451
Total costs and expenses	4,725	28,254	—	—	32,979

Income (loss) from operations	(4,725)	42,302	—	—	37,577

Other income (expense):
Equity in earnings of subsidiaries	42,302	—	—	(42,302)	—
Interest expense, net	(10,070)	—	—	—	(10,070)
Amortization of loan fees and debt premium	(497)	—	—	—	(497)
Net income	27,010	42,302	—	(42,302)	27,010
Less: Net loss attributable to Predecessor	—	(80)	—	—	(80)
Less: Net income attributable to noncontrolling interest	—	4,725	—	—	4,725
Net income attributable to the partners	27,010	37,657	—	(42,302)	22,365
Less: Net income attributable to the IDR holder	3,641	—	—	—	3,641
Net income attributable to PBF Logistics LP unitholders	$23,369	$37,657	$—	$(42,302)	$18,724
* Current-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2017*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$62,359	$—	$—	$62,359
Third-party	—	3,836	—	—	3,836
Total revenue	—	66,195	—	—	66,195

Costs and expenses:
Operating and maintenance expenses	—	17,704	—	—	17,704
General and administrative expenses	3,534	—	—	—	3,534
Depreciation and amortization	—	5,756	—	—	5,756
Total costs and expenses	3,534	23,460	—	—	26,994

Income (loss) from operations	(3,534)	42,735	—	—	39,201

Other income (expense):
Equity in earnings of subsidiaries	42,735	—	—	(42,735)	—
Interest expense, net	(7,416)	—	—	—	(7,416)
Amortization of loan fees	(332)	—	—	—	(332)
Net income	31,453	42,735	—	(42,735)	31,453
Less: Net loss attributable to Predecessor	—	(1,219)	—	—	(1,219)
Less: Net income attributable to noncontrolling interest	—	3,799	—	—	3,799
Net income attributable to the partners	31,453	40,155	—	(42,735)	28,873
Less: Net income attributable to the IDR holder	2,526	—	—	—	2,526
Net income attributable to PBF Logistics LP unitholders	$28,927	$40,155	$—	$(42,735)	$26,347
* Prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2018*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$190,789	$—	$—	$190,789
Third-party	—	12,606	—	—	12,606
Total revenue	—	203,395	—	—	203,395

Costs and expenses:
Operating and maintenance expenses	—	61,407	—	—	61,407
General and administrative expenses	15,504	—	—	—	15,504
Depreciation and amortization	—	21,185	—	—	21,185
Total costs and expenses	15,504	82,592	—	—	98,096

Income (loss) from operations	(15,504)	120,803	—	—	105,299

Other income (expense):
Equity in earnings of subsidiaries	120,803	—	—	(120,803)	—
Interest expense, net	(29,684)	—	—	—	(29,684)
Amortization of loan fees and debt premium	(1,256)	—	—	—	(1,256)
Net income	74,359	120,803	—	(120,803)	74,359
Less: Net loss attributable to Predecessor	—	(2,443)	—	—	(2,443)
Less: Net income attributable to noncontrolling interest	—	13,110	—	—	13,110
Net income attributable to the partners	74,359	110,136	—	(120,803)	63,692
Less: Net income attributable to the IDR holder	10,011	—	—	—	10,011
Net income attributable to PBF Logistics LP unitholders	$64,348	$110,136	$—	$(120,803)	$53,681
* Current-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2017*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$176,916	$—	$—	$176,916
Third-party	—	13,459	—	—	13,459
Total revenue	—	190,375	—	—	190,375

Costs and expenses:
Operating and maintenance expenses	—	52,567	—	—	52,567
General and administrative expenses	12,947	—	—	—	12,947
Depreciation and amortization	—	17,096	—	—	17,096
Total costs and expenses	12,947	69,663	—	—	82,610

Income (loss) from operations	(12,947)	120,712	—	—	107,765

Other income (expense):
Equity in earnings of subsidiaries	120,712	—	—	(120,712)	—
Interest expense, net	(22,493)	—	—	—	(22,493)
Amortization of loan fees	(1,125)	—	—	—	(1,125)
Net income	84,147	120,712	—	(120,712)	84,147
Less: Net loss attributable to Predecessor	—	(3,863)	—	—	(3,863)
Less: Net income attributable to noncontrolling interest	—	11,218	—	—	11,218
Net income attributable to the partners	84,147	113,357	—	(120,712)	76,792
Less: Net income attributable to the IDR holder	6,319	—	—	—	6,319
Net income attributable to PBF Logistics LP unitholders	$77,828	$113,357	$—	$(120,712)	$70,473
* Prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2018*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$74,359	$120,803	$—	$(120,803)	$74,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	21,185	—	—	21,185
Amortization of loan fees and debt premium	1,256	—	—	—	1,256
Unit-based compensation expense	4,549	—	—	—	4,549
Equity in earnings of subsidiaries	(120,803)	—	—	120,803	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	—	7,363	—	—	7,363
Accounts receivable	—	(1,587)	—	—	(1,587)
Prepaids and other current assets	(1,528)	(175)	—	—	(1,703)
Accounts payable - affiliates	(1,268)	10,575	—	—	9,307
Accounts payable and accrued liabilities	9,108	(4,484)	—	—	4,624
Amounts due to (from) related parties	54,391	(54,391)	—	—	—
Deferred revenue	—	(255)	—	—	(255)
Other assets and liabilities	(1,049)	(467)	—	—	(1,516)
Net cash provided by operating activities	19,015	98,567	—	—	117,582

Cash flows from investing activities:
Knoxville Terminals Purchase	—	(58,000)	—	—	(58,000)
Expenditures for property, plant and equipment	—	(28,627)	—	—	(28,627)
Investment in subsidiaries	(7,707)	—	—	7,707	—
Net cash used in investing activities	$(7,707)	$(86,627)	$—	$7,707	$(86,627)
* Current-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

	Nine Months Ended September 30, 2018*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Net proceeds from issuance of common units	$34,820	$—	$—	$—	$34,820
Distributions to unitholders	(72,471)	—	—	—	(72,471)
Contribution from parent	—	11,908	—	(7,707)	4,201
Distributions to TVPC members	—	(16,250)	—	—	(16,250)
Proceeds from revolving credit facility	64,000	—	—	—	64,000
Repayment of revolving credit facility	(43,700)	—	—	—	(43,700)
Deferred financing costs	(3,197)	—	—	—	(3,197)
Net cash used in financing activities	(20,548)	(4,342)	—	(7,707)	(32,597)

Net change in cash and cash equivalents	(9,240)	7,598	—	—	(1,642)
Cash and cash equivalents at beginning of year	10,909	8,755	—	—	19,664
Cash and cash equivalents at end of period	$1,669	$16,353	$—	$—	$18,022
* Current-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2017*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$84,147	$120,712	$—	$(120,712)	$84,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	17,096	—	—	17,096
Amortization of loan fees	1,125	—	—	—	1,125
Unit-based compensation expense	4,515	—	—	—	4,515
Equity in earnings of subsidiaries	(120,712)	—	—	120,712	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	124	694	—	—	818
Accounts receivable	—	3,188	—	—	3,188
Prepaids and other current assets	(599)	270	—	—	(329)
Accounts payable - affiliates	1,392	(892)	—	—	500
Accounts payable and accrued liabilities	5,817	1,888	—	—	7,705
Amounts due to (from) related parties	64,063	(64,063)	—	—	—
Deferred revenue	—	39	—	—	39
Other assets and liabilities	(7)	(1,121)	—	—	(1,128)
Net cash provided by operating activities	39,865	77,811	—	—	117,676

Cash flows from investing activities:
Toledo Products Terminal Acquisition	—	(10,097)	—	—	(10,097)
Expenditures for property, plant and equipment	—	(62,003)	—	—	(62,003)
Purchase of marketable securities	(75,036)	—	—	—	(75,036)
Maturities of marketable securities	115,060	—	—	—	115,060
Investment in subsidiaries	(10,550)	—	—	10,550	—
Net cash provided by (used in) investing activities	$29,474	$(72,100)	$—	$10,550	$(32,076)
* Prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

	Nine Months Ended September 30, 2017*
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Distributions to unitholders	$(62,794)	$—	$—	$—	$(62,794)
Distributions to TVPC members	—	(17,348)	—	—	(17,348)
Contribution from parent	—	19,955	—	(10,550)	9,405
Repayment of term loan	(39,664)	—	—	—	(39,664)
Net cash (used in) provided by financing activities	(102,458)	2,607	—	(10,550)	(110,401)

Net change in cash and cash equivalents	(33,119)	8,318	—	—	(24,801)
Cash and cash equivalents at beginning of year	52,133	12,088	—	—	64,221
Cash and cash equivalents at end of period	$19,014	$20,406	$—	$—	$39,420
* Prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations in our 2017 Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our 2017 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the Acquisitions from PBF (as defined below) prior to the effective date of each acquisition refer to the Predecessor. For periods subsequent to the effective dates of each of the Acquisitions from PBF, these terms refer to the Partnership and its subsidiaries.

Overview

PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of September 30, 2018, owned 99.0% of the total economic interest in PBF LLC. PBF LLC owns 19,953,631 of PBFX’s common units constituting an aggregate 44.0% limited partner interest in PBFX and owns all of PBFX’s IDRs, with the remaining 56.0% limited partner interest owned by public unitholders.

The Partnership includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling and storage assets, which include assets previously operated and owned by certain of PBF Holding’s currently and previously held subsidiaries, which were acquired in a series of acquisitions from 2014 through 2018.

2018 Business Developments

Knoxville Terminals Purchase

On April 16, 2018, our wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks with a total shell capacity of approximately 0.5 million barrels, pipeline connections to the Colonial and Plantation pipeline systems and two truck loading facilities with nine loading bays (the “Knoxville Terminals”) from Cummins Terminals, Inc. (“Cummins”) for total cash consideration of approximately $58.0 million, excluding working capital adjustments (the “Knoxville Terminals Purchase”). The transaction was financed through a combination of cash on hand and borrowings under our Revolving Credit Facility, as defined below.

East Coast Storage Assets Acquisition

On July 16, 2018, we entered into an agreement with Crown Point International, LLC, formerly known as Axeon Specialty Products LLC, to purchase its wholly-owned subsidiary, CPI Operations LLC (the “East Coast Storage Assets Acquisition”) for total consideration of $107.0 million, which is comprised of an initial payment at closing of $75.0 million with the balance being payable one year after closing. The East Coast Storage Assets Acquisition closed on October 1, 2018. The transaction was financed through a combination of cash on hand and borrowings under our Revolving Credit Facility.

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

Development Assets Acquisition

On July 16, 2018, we entered into four contribution agreements with PBF LLC pursuant to which PBF Energy contributed to us certain of its subsidiaries (the “Development Assets Contribution Agreements”). Pursuant to the Development Assets Contribution Agreements, we acquired from PBF LLC all of the issued and outstanding limited liability company interests of Toledo Rail Logistics Company LLC (“TRLC”), whose assets consist of an unloading and loading rail facility located at PBF Holding’s Toledo Refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC (“CLC”), whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at PBF Holding’s Chalmette Refinery; Paulsboro Terminaling Company LLC (“PTC”), whose assets consist of a lube oil terminal facility located at PBF Holding’s Paulsboro Refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC (“DSLC”), whose assets consist of an ethanol storage facility located at PBF Holding’s Delaware City Refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”). Total consideration for the acquisition of the Development Assets was approximately $31.6 million, consisting of 1,494,134 common units issued to PBF LLC (the “Development Assets Acquisition”). The Development Assets Acquisition closed on July 31, 2018 and was accounted for as a transfer of assets between entities under common control under U.S. generally accepted accounting principles (“GAAP”). Refer to Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion regarding the Development Assets Acquisition.

Revolving Credit Facility

On July 30, 2018, we entered into a $500.0 million amended and restated revolving credit facility (as amended the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The Revolving Credit Facility replaced our five-year $360.0 million revolving credit facility entered into in connection with the closing of our IPO. Among other things, the Revolving Credit Facility increased the maximum commitment available to us from $360.0 million to $500.0 million and extended the maturity date to July 2023. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with our original five-year, $360.0 million revolving credit facility. The Revolving Credit Facility contains representations, warranties and covenants by us, as well as customary events of default and indemnification obligations that are consistent with, or more favorable to us, than those in the original facility.

Principles of Combination and Consolidation and Basis of Presentation

Our Predecessor generally did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses, with the exception of the Paulsboro Lube Oil Terminal. In connection with, and subsequent to, our initial public offering (“IPO”), we have acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). The acquisitions completed subsequent to the IPO were made through a series of drop-down transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). Upon the closing of our IPO and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the United States and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries. In addition, we generate third-party revenue from certain of our assets, including the Knoxville Terminals subsequent to our acquisition in April 2018 and the Paulsboro Lube Oil Terminal, which also generated revenue for our Predecessor prior to our acquisition.

Agreements with PBF Energy Entities

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

See the 2017 Form 10-K for a more complete description of our commercial agreements with PBF Holding, including those identified as leases, which were entered into prior to 2018. The following are commercial agreements we entered into with PBF Holding during 2018:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Amended and Restated Rail Agreements (b)	5/8/2014	7 years, 8 months	2 x 5	125,000 barrels per day (“bpd”)	PBFX or PBF Holding can declare
Knoxville Terminals Agreement- Terminaling Services	4/16/2018	5 years	Evergreen	Various (c)
Knoxville Terminals Agreement- Tank Lease (d)	4/16/2018	5 years	Evergreen	115,334 barrels (e)
Toledo Rail Loading Agreement	7/31/2018	7 years, 5 months	2 x 5	Various (f)
Chalmette Terminal Throughput Agreement	7/31/2018	1 year	Evergreen	N/A
Chalmette Rail Unloading Agreement	7/31/2018	7 years, 5 months	2 x 5	7,600 bpd
DSL Ethanol Throughput Agreement (d)	7/31/2018	7 years, 5 months	2 x 5	5,000 bpd
___________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)
The Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between Delaware City Terminaling Company LLC and PBF Holding were amended effective as of January 1, 2018 with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs.

(c)	The minimum throughput revenue commitment is $0.9 million for year one, $1.8 million for year two and $2.7 million for year three and thereafter.

(d)	These commercial agreements with PBF Holding are considered leases.

(e)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors. PBF Holding is expected to take full shell capacity by the end of Q4 2018.

(f)
Under the Toledo Rail Loading Agreement, PBF Holding has minimum throughput commitments for (i) 30 railcars per day of products and (ii) 11.5 railcars per day of premium products. The Toledo Rail Loading Agreement also specifies a maximum throughput rate of 50 railcars per day.

Other Agreements
In addition to the commercial agreements described above, we have entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF. This agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. On July 31, 2018, we entered into the Fifth Amended and Restated Omnibus Agreement (as amended, the “Omnibus Agreement”) in connection with the Development Assets Acquisition, resulting in an increase to the estimated annual fee to $7.0 million.

Additionally, we have entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for us to perform our obligations under our commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. On July 31, 2018, we entered into the Sixth Amended and Restated Operation and Management Services and Secondment Agreement (as amended, the “Services Agreement”) in connection with the Development Assets Acquisition, resulting in an increase of the annual fee to $8.6 million. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service on 30-days’ notice.

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations for the reasons described below:

Revenue. Our reported logistics assets revenues are fee-based and a majority are subject to contractual MVCs. These fees are indexed for inflation, generally on an annual basis, in accordance with either the Federal Energy Regulatory Commission indexing methodology, the U.S. Producer Price Index or the U.S. Consumer Price Index for All Urban Consumers.

Revenues reported by us prior to the acquisition of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) in February 2017 did not include revenue under the services agreement associated with the new 24” interstate natural gas pipeline we built to replace the existing PNGPC pipeline servicing PBF Holding’s Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”), which commenced in August 2017 (the “Paulsboro Natural Gas Pipeline Services Agreement”). On November 1, 2017, our wholly-owned subsidiary, PBFX Operating Company LLC (“PBFX Op Co”), began providing storage services to PBF Holding at PBF Holding’s Chalmette Refinery (the “Chalmette Storage Tank”) under a ten-year storage service agreement (the “Chalmette Storage Agreement”). Revenues reported by us prior to the Development Assets Acquisition in July 2018 did not include revenue under the services agreements associated with the Development Assets, with the exception of the Paulsboro Lube Oil Terminal.

In addition, the Amended and Restated Rail Agreements, which effectively combine the MVCs associated with our Delaware City rail unloading assets with a blended throughput rate and a directly billed ancillary fee, were executed effective as of January 1, 2018.

Financing. Historically, we have financed our operations through proceeds generated by equity offerings, internally generated cash flows, and borrowings under our Revolving Credit Facility to satisfy capital expenditure requirements. During March 2017, we fully repaid the remaining outstanding balance of our three-year $300.0 million term loan facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (the “Term Loan”). On October 6, 2017, we issued $175.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (the “new 2023 Notes,” and along with the $350.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 issued in May 2015, the “2023 Notes”). During the nine months ended September 30, 2018, we had net borrowings of $20.3 million to fund the Knoxville Terminals Purchase and other capital expenditures and working capital requirements. On October 1, 2018, the Partnership borrowed $75.0 million to fund the East Coast Storage Assets Acquisition.

Third-party Transactions. On April 17, 2017, our wholly-owned subsidiary, PLPT, acquired the Toledo, Ohio refined products terminal assets (the “Toledo Products Terminal”) from Sunoco Logistics Partners L.P. (the “Toledo Products Terminal Acquisition”). On April 16, 2018, we, through our wholly-owned subsidiary, PLPT, acquired the Knoxville Terminals from Cummins and subsequently entered into the Knoxville Terminals Agreement.

As a result, our results may not be comparable due to additional revenue, operating and maintenance expenses and general and administrative expenses associated with the third-party transactions listed above.

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

Third-Party Business. As of September 30, 2018, PBF Holding accounts for the substantial majority of our revenues and we continue to expect the majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

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

Combined Overview. The following tables summarize our results of operations and financial data for the three and nine months ended September 30, 2018 and 2017. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018*	2017*	2018*	2017*
	(In thousands)
Revenue:
Affiliate	$66,140	$62,359	$190,789	$176,916
Third-Party	4,416	3,836	12,606	13,459
Total revenue	70,556	66,195	203,395	190,375

Costs and expenses:
Operating and maintenance expenses	20,803	17,704	61,407	52,567
General and administrative expenses	4,725	3,534	15,504	12,947
Depreciation and amortization	7,451	5,756	21,185	17,096
Total costs and expenses	32,979	26,994	98,096	82,610

Income from operations	37,577	39,201	105,299	107,765

Other expense:
Interest expense, net	(10,070)	(7,416)	(29,684)	(22,493)
Amortization of loan fees and debt premium	(497)	(332)	(1,256)	(1,125)
Net income	27,010	31,453	74,359	84,147
Less: Net loss attributable to Predecessor	(80)	(1,219)	(2,443)	(3,863)
Less: Net income attributable to noncontrolling interest	4,725	3,799	13,110	11,218
Net income attributable to the partners	22,365	28,873	63,692	76,792
Less: Net income attributable to the IDR holder	3,641	2,526	10,011	6,319
Net income attributable to PBF Logistics LP unitholders	$18,724	$26,347	$53,681	$70,473

Other Data:
EBITDA attributable to PBFX	$38,934	$40,873	$111,321	$112,894
Distributable cash flow	28,545	32,293	82,891	91,430
Capital expenditures, including acquisitions	20,956	15,536	86,627	72,100
* Current and prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018*	2017*	2018*	2017*
	(In thousands)
Net income	$27,010	$31,453	$74,359	$84,147
Interest expense, net	10,070	7,416	29,684	22,493
Amortization of loan fees and debt premium	497	332	1,256	1,125
Depreciation and amortization	7,451	5,756	21,185	17,096
EBITDA	45,028	44,957	126,484	124,861
Less: Predecessor EBITDA	(8)	(1,073)	(2,051)	(3,329)
Less: Noncontrolling interest EBITDA	6,102	5,157	17,214	15,296
EBITDA attributable to PBFX	38,934	40,873	111,321	112,894
Non-cash unit-based compensation expense	1,052	807	4,549	4,515
Cash interest	(10,112)	(8,006)	(29,741)	(23,622)
Maintenance capital expenditures attributable to PBFX	(1,329)	(1,381)	(3,238)	(2,357)
Distributable cash flow	$28,545	$32,293	$82,891	$91,430
* Current and prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018*	2017*	2018*	2017*
	(In thousands)
Net cash provided by operating activities:	$52,255	$29,239	$117,582	$117,676
Change in operating assets and liabilities	(16,245)	9,109	(16,233)	(10,793)
Interest expense, net	10,070	7,416	29,684	22,493
Non-cash unit-based compensation expense	(1,052)	(807)	(4,549)	(4,515)
EBITDA	45,028	44,957	126,484	124,861
Less: Predecessor EBITDA	(8)	(1,073)	(2,051)	(3,329)
Less: Noncontrolling interest EBITDA	6,102	5,157	17,214	15,296
EBITDA attributable to PBFX	38,934	40,873	111,321	112,894
Non-cash unit-based compensation expense	1,052	807	4,549	4,515
Cash interest	(10,112)	(8,006)	(29,741)	(23,622)
Maintenance capital expenditures attributable to PBFX	(1,329)	(1,381)	(3,238)	(2,357)
Distributable cash flow	$28,545	$32,293	$82,891	$91,430
* Current and prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA for informational purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to noncontrolling interest	$4,725	$3,799	$13,110	$11,218
Depreciation and amortization related to noncontrolling interest*	1,377	1,358	4,104	4,078
Noncontrolling interest EBITDA	$6,102	$5,157	$17,214	$15,296
* Represents 50% of depreciation and amortization for TVPC for the three and nine months ended September 30, 2018 and 2017.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Summary. Our net income for the three months ended September 30, 2018 decreased approximately $4.4 million to $27.0 million from $31.5 million for the three months ended September 30, 2017. The decrease in net income was primarily due to the following:

•
an increase in operating and maintenance expenses of approximately $3.1 million, or 17.5%, as a result of increased utilities expenses within our Transportation and Terminaling segment, higher maintenance and materials expenses and expenses related to the Knoxville Terminals subsequent to the Knoxville Terminals Purchase;

•	an increase in general and administrative expenses of approximately $1.2 million, or 33.7%, as a result of higher acquisition related costs and higher unit-based compensation expense;

•	an increase in depreciation and amortization expenses of approximately $1.7 million, or 29.4%, related to the timing of acquisitions and new assets being placed in service;

•
an increase in interest expense, net of approximately $2.7 million, or 35.8%, attributable to the interest costs associated with the new 2023 Notes, partially offset by lower borrowings under our Revolving Credit Facility;

partially offset by the following:

•
an increase in total revenue of approximately $4.4 million, or 6.6%, primarily attributable to operations of recently acquired or constructed assets and inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”), partially offset by decreases in throughput fees resulting from the Amended and Restated Rail Agreements.

EBITDA attributable to PBFX for the three months ended September 30, 2018 decreased approximately $1.9 million to $38.9 million from $40.9 million for the three months ended September 30, 2017 due to the factors noted above, excluding the impact of depreciation, interest and noncontrolling interest.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Summary. Our net income for the nine months ended September 30, 2018 decreased approximately $9.8 million to $74.4 million from $84.1 million for the nine months ended September 30, 2017. The decrease in net income was primarily due to the following:

•
an increase in operating and maintenance expenses of approximately $8.8 million, or 16.8%, as a result of increased utilities expenses within our Transportation and Terminaling segment, higher maintenance and materials expenses and expenses related to operations of recently acquired or constructed assets;

•
an increase in general and administrative expenses of approximately $2.6 million, or 19.7%, as a result of higher acquisition related costs, higher audit and tax-related fees and higher outside services expenses;

•	an increase in depreciation and amortization expenses of approximately $4.1 million, or 23.9%, related to the timing of acquisitions and new assets being placed in service;

•
an increase in interest expense, net of approximately $7.2 million, or 32.0%, attributable to the interest costs associated with the new 2023 Notes, partially offset by lower borrowings under our Revolving Credit Facility;

partially offset by the following:

•
an increase in total revenue of approximately $13.0 million, or 6.8%, primarily attributable to operations of recently acquired or constructed assets and the Inflation Rate Increase, partially offset by decreases in throughput fees resulting from the Amended and Restated Rail Agreements.

EBITDA attributable to PBFX for the nine months ended September 30, 2018 decreased approximately $1.6 million to $111.3 million from $112.9 million for the nine months ended September 30, 2017 due to the factors noted above, excluding the impact of depreciation, interest and noncontrolling interest.

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

Transportation and Terminaling Segment

The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018*	2017*	2018*	2017*
	(In thousands)
Revenue:
Affiliate	$59,595	$56,772	$170,209	$160,065
Third-Party	4,416	3,836	12,606	13,459
Total revenue	64,011	60,608	182,815	173,524

Costs and expenses:
Operating and maintenance expenses	18,888	15,636	55,348	47,033
Depreciation and amortization	6,524	5,135	18,408	15,254
Total costs and expenses	25,412	20,771	73,756	62,287
Transportation and Terminaling Segment Operating Income	$38,599	$39,837	$109,059	$111,237

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (barrels per day) (1)	299,757	196,985	290,076	202,896
Lease tank capacity (average lease capacity barrels per month)	1,713,988	1,922,453	1,970,347	2,141,027
Pipelines
Total throughput (barrels per day) (1)	166,275	137,262	162,027	134,951
Lease tank capacity (average lease capacity barrels per month)	1,548,747	1,273,634	1,553,509	1,132,124
* Current and prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue. Revenue increased approximately $3.4 million, or 5.6%, to $64.0 million for the three months ended September 30, 2018 compared to $60.6 million for the three months ended September 30, 2017. The increase in revenue was primarily attributable to operations of recently acquired or constructed assets, increased throughput in excess of MVC levels at certain of our assets and the Inflation Rate Increase, partially offset by decreases in throughput fees resulting from the Amended and Restated Rail Agreements.

Operating and maintenance expenses. Operating and maintenance expenses increased approximately $3.3 million, or 20.8%, to $18.9 million for the three months ended September 30, 2018 compared to $15.6 million for the three months ended September 30, 2017. The increase in operating and maintenance expenses was primarily attributable to operations of recently acquired or constructed assets, higher utilities expenses related to increased throughput volumes on our pipeline assets and higher maintenance and materials expenses.

Depreciation and amortization. Depreciation and amortization expense increased approximately $1.4 million, or 27.0%, to $6.5 million for the three months ended September 30, 2018 compared to $5.1 million for the three months ended September 30, 2017. The increase in depreciation and amortization expense was primarily attributable to the timing of the Knoxville Terminals Purchase, as well as new assets being placed in service including the Paulsboro Natural Gas Pipeline.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue. Revenue increased approximately $9.3 million, or 5.4%, to $182.8 million for the nine months ended September 30, 2018 compared to $173.5 million for the nine months ended September 30, 2017. The increase in revenue was primarily attributable to operations of recently acquired or constructed assets, increased throughput in excess of MVC levels at certain of our assets and the Inflation Rate Increase, partially offset by decreases in throughput fees resulting from the Amended and Restated Rail Agreements.

Operating and maintenance expenses. Operating and maintenance expenses increased approximately $8.3 million, or 17.7%, to $55.3 million for the nine months ended September 30, 2018 compared to $47.0 million for the nine months ended September 30, 2017. The increase in operating and maintenance expenses was primarily attributable to operations of recently acquired or constructed assets, higher utilities expenses related to increased throughput volumes on our pipeline assets and higher maintenance and materials expenses.

Depreciation and amortization. Depreciation and amortization expense increased approximately $3.2 million, or 20.7%, to $18.4 million for the nine months ended September 30, 2018 compared to $15.3 million for the nine months ended September 30, 2017. The increase in depreciation and amortization expense was primarily attributable to the timing of the Knoxville Terminals Purchase, as well as new assets being placed in service including the Paulsboro Natural Gas Pipeline.

Storage Segment

The following table and discussion is an explanation of our results of operations of the Storage segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Affiliate	$6,545	$5,587	$20,580	$16,851
Third-Party	—	—	—	—
Total revenue	6,545	5,587	20,580	16,851

Costs and expenses:
Operating and maintenance expenses	1,915	2,068	6,059	5,534
Depreciation and amortization	927	621	2,777	1,842
Total costs and expenses	2,842	2,689	8,836	7,376
Storage Segment Operating Income	$3,703	$2,898	$11,744	$9,475

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month) (1)	4,138,709	3,709,693	4,343,379	3,729,789
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue. Revenue increased approximately $1.0 million, or 17.1%, to $6.5 million for the three months ended September 30, 2018 compared to $5.6 million for the three months ended September 30, 2017. The increase in revenue was primarily attributable to the Chalmette Storage Agreement commencing in November 2017, higher available storage capacity and the Inflation Rate Increase.

Operating and maintenance expenses. Operating and maintenance expenses decreased approximately $0.2 million, or 7.4%, to $1.9 million for the three months ended September 30, 2018 compared to $2.1 million for the three months ended September 30, 2017. The decrease in operating and maintenance expenses was primarily attributable to lower maintenance expense, partially offset by expenses associated with the Chalmette Storage Tank.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.3 million, or 49.3%, to $0.9 million for the three months ended September 30, 2018 compared to $0.6 million for the three months ended September 30, 2017. The increase in depreciation and amortization expense was primarily attributable to the Chalmette Storage Tank commencing service in November 2017.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue. Revenue increased approximately $3.7 million, or 22.1%, to $20.6 million for the nine months ended September 30, 2018 compared to $16.9 million for the nine months ended September 30, 2017. The increase in revenue was primarily attributable to the Chalmette Storage Agreement commencing in November 2017, higher available storage capacity and the Inflation Rate Increase.

Operating and maintenance expenses. Operating and maintenance expenses increased approximately $0.5 million, or 9.5%, to $6.1 million for the nine months ended September 30, 2018 compared to $5.5 million for the nine months ended September 30, 2017. The increase in operating and maintenance expenses was primarily attributable to higher maintenance activity, as well as expenses associated with the Chalmette Storage Tank.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.9 million, or 50.8%, to $2.8 million for the nine months ended September 30, 2018 compared to $1.8 million for the nine months ended September 30, 2017. The increase in depreciation and amortization expense was primarily attributable to the Chalmette Storage Tank commencing service in November 2017.

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

We have paid, and intend to continue to pay, a quarterly distribution of at least $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which equates to approximately $13.8 million per quarter, or approximately $55.2 million per year, based on the number of common units and associated IDRs outstanding as of September 30, 2018. We do not have a legal obligation to pay this distribution.

During the nine months ended September 30, 2018, we made cash distribution payments as follows (in thousands except per unit data):

Related Earnings Period:	Q4 2017	Q1 2018	Q2 2018
Distribution date	March 14, 2018	May 30, 2018	August 30, 2018
Record date	February 28, 2018	May 15, 2018	August 15, 2018
Per unit	$0.4850	$0.4900	$0.4950
To public common unitholders	$11,369	$11,553	$12,568
To PBF LLC	11,689	12,000	13,292
Total distribution	$23,058	$23,553	$25,860

Credit Facilities

On July 30, 2018, we entered into the Revolving Credit Facility, which increased the maximum commitment available to us from $360.0 million to $500.0 million and extended the maturity date to July 2023. The Partnership has the ability to further increase the maximum availability by an additional $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. Obligations under the Revolving Credit Facility are guaranteed by its restricted subsidiaries and are secured by a first priority lien on the Partnership’s assets and those of the Partnership’s restricted subsidiaries other than excluded assets and a guaranty of collection from PBF LLC. See Note 6 “Debt” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for further information regarding the Revolving Credit Facility. We are in compliance with our covenants under the Revolving Credit Facility as of September 30, 2018.

During the nine months ended September 30, 2018, we utilized our Revolving Credit Facility to fund the Knoxville Terminals Purchase and other capital expenditures and working capital requirements. On October 1, 2018, the Partnership borrowed $75.0 million to fund the East Coast Storage Assets Acquisition.

Our 2023 Notes have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15, 2023. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of September 30, 2018, we are in compliance with all covenants under the 2023 Notes.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018*	2017*
	(In thousands)
Net cash provided by operating activities	$117,582	$117,676
Net cash used in investing activities	(86,627)	(32,076)
Net cash used in financing activities	(32,597)	(110,401)
Net change in cash and cash equivalents	$(1,642)	$(24,801)
* Current and prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased approximately $0.1 million to $117.6 million for the nine months ended September 30, 2018 compared to $117.7 million for the nine months ended September 30, 2017. The decrease in net cash provided by operating activities was primarily the result of lower net income and non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium and unit-based compensation of approximately $101.3 million for the nine months ended September 30, 2018, compared to approximately $106.9 million for the nine months ended September 30, 2017, offset in part by an increase in the net changes in operating assets and liabilities of approximately $5.4 million primarily driven by the timing of collection of accounts receivables and liability payments.

Cash Flows from Investing Activities

Net cash used in investing activities increased approximately $54.6 million to $86.6 million for the nine months ended September 30, 2018 compared to net cash used in investing activities of $32.1 million for the nine months ended September 30, 2017. The increase in net cash used in investing activities was primarily due to the Knoxville Terminals Purchase of $58.0 million and a decrease in net sales and maturities of marketable securities of $40.0 million, partially offset by the Toledo Products Terminal Acquisition for $10.1 million in April 2017 and a decrease in capital expenditures of approximately $33.4 million primarily related to the construction of the Paulsboro Natural Gas Pipeline and the Chalmette Storage Tank in 2017.

Cash Flows from Financing Activities

Net cash used in financing activities decreased approximately $77.8 million to $32.6 million for the nine months ended September 30, 2018 compared to $110.4 million for the nine months ended September 30, 2017. The cash outflows for the nine months ended September 30, 2018 were primarily driven by distributions to unitholders of $72.5 million, distributions to TVPC members of $16.3 million and deferred financing costs of $3.2 million, partially offset by net proceeds from issuance of common units of $34.8 million, net borrowings from our Revolving Credit Facility of $20.3 million and a contribution from PBF LLC of $4.2 million. Net cash used in financing activities for the nine months ended September 30, 2017 consisted of distributions to unitholders of $62.8 million, repayment of our Term Loan of $39.7 million and distributions to TVPC members of $17.3 million, partially offset by a contribution from PBF LLC of $9.4 million related to the pre-acquisition activities of PNGPC.

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

Capital expenditures for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018*	2017*
	(In thousands)
Expansion (1)	$82,908	$69,555
Regulatory	318	—
Maintenance	3,401	2,545
Total capital expenditures	$86,627	$72,100
* Current and prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.
(1) Expansion capital expenditures include our acquisitions for the periods presented.

We currently expect to spend an additional aggregate of between approximately $20.0 million and $24.0 million for the remainder of 2018 for capital expenditures (inclusive of those related to the Knoxville Terminals and the Development Assets), of which between approximately $8.0 million and $12.0 million relate to maintenance or regulatory capital expenditures. We currently expect to spend an additional aggregate of between approximately $1.0 million and $2.0 million in 2018 for projects associated with our recently closed East Coast Storage Assets Acquisition. We anticipate the forecasted capital expenditures will be funded primarily with cash from operations and borrowings under our Revolving Credit Facility as needed.

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

On July 16, 2018, we entered into an agreement with Crown Point International, LLC, formerly known as Axeon Specialty Products LLC, to purchase its wholly-owned subsidiary, CPI Operations LLC for total consideration of $107.0 million, which is comprised of an initial payment at closing of $75.0 million with the balance being payable one year after closing. The East Coast Storage Assets Acquisition closed on October 1, 2018. The initial payment made at closing for this acquisition was financed through a combination of cash on hand, including the proceeds from the Registered Direct Offering, and borrowings under our Revolving Credit Facility.

On July 16, 2018, we entered into the Development Assets Contribution Agreements pursuant to which PBF Energy agreed to contribute to us certain of its subsidiaries, whose assets consist of the Development Assets. The Development Assets Acquisition closed on July 31, 2018 for total consideration of $31.6 million consisting of 1,494,134 common units of PBFX issued to PBF LLC.

Contractual Obligations

With the exception of activity under the Revolving Credit Facility, including borrowings to fund the Knoxville Terminals Purchase, East Coast Storage Assets Acquisition and other capital expenditures and working capital requirements, there have been no significant changes in our contractual obligations since those reported in our 2017 Form 10-K. Refer to Note 6 “Debt” and Note 12 “Subsequent Events” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our debt obligations and subsequent events.

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

As of September 30, 2018, we have recorded a total liability related to environmental remediation costs of approximately $1.8 million related to existing environmental liabilities. Refer to Note 9 “Commitments and Contingencies” in our Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, within our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three and nine months ended September 30, 2018, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances, or settle through cash payments.

Debt that we incur under our Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At September 30, 2018, we had $50.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $3.5 million change in our interest expense, assuming we were to borrow all $500.0 million available under our Revolving Credit Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

On April 16, 2018, our wholly-owned subsidiary, PLPT, completed the Knoxville Terminals Purchase, which consisted of the Knoxville Terminals. We are in the process of integrating the Knoxville Terminals’ operations, including internal controls over financial reporting. There have been no other changes in our internal controls over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-Q and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Purchase and Sale Agreement dated July 16, 2018, among Crown Point International LLC, as Seller, PBF Logistics LP, as Purchaser and, CPI Operations LLC, for the limited purposes set forth therein (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (File No. 001-36446) filed on July 20, 2018).

4.1*
Sixth Supplemental Indenture dated as of September 11, 2018, among DCR Storage and Loading LLC, Chalmette Logistics Company LLC, Toledo Rail Logistics Company LLC, Paulsboro Terminaling Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee.

10.1	Amended and Restated Revolving Credit Agreement, dated July 30, 2018 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on August 2, 2018).
10.2*	Fifth Amended and Restated Omnibus Agreement dated as of July 31, 2018, among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP.
10.3*
Sixth Amended and Restated Operation and Management Services and Secondment Agreement dated as of July 31, 2018, among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Chalmette Refining L.L.C., Paulsboro Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP, DCR Storage and Loading LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Paulsboro Terminaling Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Rail Logistics Company LLC, Chalmette Logistics Company LLC and PBFX Operating Company LLC.

10.4*
Joinder Agreement dated as of September 7, 2018, among DCR Storage and Loading LLC, Chalmette Logistics Company LLC, Toledo Rail Logistics Company LLC, Paulsboro Terminaling Company LLC and Wells Fargo Bank, National Association, as Administrative Agent.

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

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	October 31, 2018		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)