Form 10-K
period 2018-12-31
PBF Logistics LP
filed 2019-02-21
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2018, the aggregate market value of common units held by non-affiliates of the registrant was approximately $487.0 million based upon the closing price of such units on the New York Stock Exchange on such date. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant had 45,348,821 common units outstanding at February 19, 2019.
DOCUMENTS INCORPORATED BY REFERENCE: None

PBF LOGISTICS LP

This Annual Report on Form 10-K (including documents incorporated by reference herein) (this “Form 10-K”) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless the context otherwise requires, references in this Form 10-K to “PBF Logistics LP,” “PBFX,” the “Partnership,” “we,” “us” or “our” may refer to PBF Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole.

Glossary of selected terms

Unless otherwise noted or indicated by context, the following terms used in this Form 10-K have the following meanings:

“Aframax” refers a medium-sized crude tanker with a dead weight tonnage between 80,000 and 120,000.
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
“CAA” refers to the Clean Air Act.
“CPI-U” refers to the U.S. Consumer Price Index for All Urban Consumers.
“CZA” refers to the Delaware Coastal Zone Act.
“Dated Brent” refers to Brent blend oil, a light, sweet North Sea crude oil, characterized by an API gravity of 38° and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.

“distillates” refers primarily to diesel, heating oil, kerosene and jet fuel.
“DNREC” refers to the Delaware Department of Natural Resources and Environmental Control.
“DOT” refers to the U.S. Department of Transportation.
“dth/d” refers to an abbreviation for dekatherms per day.
“EPA” refers to the U.S. Environmental Protection Agency.
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
“IPO” refers to PBF Logistics LP’s initial public offering completed on May 14, 2014.
“IOW” refers to the Independent Oil Workers union.
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
“U.S.” refers to the United States of America.
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

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy Inc. and its indirect subsidiary, PBF Logistics GP LLC (“PBF GP”), our general partner, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. is the sole managing member of PBF LLC and as of December 31, 2018 owned 99.0% of the total economic interest in PBF LLC. We refer you to “Organizational Structure” below for an illustration of our relationship with PBF Energy Inc. Unless the context otherwise requires, references in this report to “PBF Energy” refer collectively to PBF Energy Inc. and its subsidiaries, other than PBFX and its subsidiaries, and our general partner. PBFX’s common units trade on the NYSE under the symbol “PBFX,” and as of December 31, 2018, PBF LLC held a 44.0% limited partner interest in us, a non-economic general partner interest and owned all of the IDRs, with the remaining 56.0% limited partner interest held by public unitholders. On February 13, 2019, we entered into an Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which the IDRs held by PBF LLC will be canceled and converted into newly issued PBFX common units.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling and storage assets, which include assets previously operated and owned by subsidiaries of PBF Holding Company LLC (“PBF Holding”) and PBF Holding’s previously held subsidiaries.

Business Developments

Knoxville Terminals Purchase

On April 16, 2018, our wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks with a total shell capacity of approximately 0.5 million barrels, pipeline connections to the Colonial Pipeline Company and Plantation Pipe Line Company pipeline systems and two truck loading facilities with nine loading bays (the “Knoxville Terminals”) from Cummins Terminals, Inc. (“Cummins”) for total cash consideration of $58.0 million, excluding working capital adjustments (the “Knoxville Terminals Purchase”). The transaction was financed through a combination of cash on hand and borrowings under the Revolving Credit Facility, as defined below. This acquisition was accounted for as a business combination under GAAP. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the Knoxville Terminals Purchase.

East Coast Storage Assets Acquisition

On July 16, 2018, we entered into an agreement with Crown Point International, LLC (“Crown Point”) to purchase its wholly-owned subsidiary, CPI Operations LLC (“CPI”), whose assets include a storage facility with approximately four million barrels of multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets”), for total consideration of $127.0 million, including working capital and the Contingent Consideration, as defined below (the “East Coast Storage Assets Acquisition”), comprised of an initial payment at closing of $75.0 million with a remaining balance of $32.0 million being payable one year after closing. Additionally, the East Coast Storage Assets Acquisition includes an earn-out provision related to an existing commercial agreement with a third party, based on the future results of restarting certain of the acquired idled assets (the “Contingent Consideration”). The acquisition date estimated fair value of the Contingent Consideration payable was $21.1 million. The East Coast Storage Assets Acquisition closed on October 1, 2018. The transaction was financed through a combination of cash on hand and borrowings under the Revolving Credit Facility. This acquisition was accounted for as a business combination under GAAP. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the East Coast Storage Assets Acquisition and the Contingent Consideration.

Registered Direct Offering

On July 16, 2018, we entered into a common unit purchase agreement with certain funds managed by Tortoise Capital Advisors, L.L.C. providing for the issuance and sale in a registered direct offering (the “Registered Direct Offering”) of an aggregate of 1,775,750 common units representing limited partner interests in us for gross proceeds of $35.0 million. The Registered Direct Offering closed on July 30, 2018.

Development Assets Acquisition

On July 16, 2018, we entered into four contribution agreements with PBF LLC pursuant to which PBF Energy contributed to us certain of its subsidiaries (the “Development Assets Contribution Agreements”). Pursuant to the Development Assets Contribution Agreements, we acquired from PBF LLC all of the issued and outstanding limited liability company interests of Toledo Rail Logistics Company LLC (“TRLC”), whose assets consist of an unloading and loading rail facility located at PBF Holding’s Toledo Refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC (“CLC”), whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at PBF Holding’s Chalmette Refinery; Paulsboro Terminaling Company LLC (“PTC”), whose assets consist of a lube oil terminal facility located at PBF Holding’s Paulsboro Refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC (“DSLC”), whose assets consist of an ethanol storage facility located at PBF Holding’s Delaware City Refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard and the Paulsboro Lube Oil Terminal, the “Development Assets”). Total consideration for the acquisition of the Development Assets was $31.6 million, consisting of 1,494,134 common units representing limited partner interests in us issued to PBF LLC (the “Development Assets Acquisition”). The Development Assets Acquisition closed on July 31, 2018 and was accounted for as a transfer of assets between entities under common control under GAAP. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the Development Assets Acquisition.

Revolving Credit Facility

On July 30, 2018, we entered into a $500.0 million amended and restated revolving credit facility (as amended, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The Revolving Credit Facility amended and restated our five-year $360.0 million revolving credit facility entered into in connection with the closing of the IPO. Among other things, the Revolving Credit Facility increased the maximum commitment available to us from $360.0 million to $500.0 million and extended the maturity date to July 2023. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with our original five-year, $360.0 million revolving credit facility. The Revolving Credit Facility contains representations, warranties and covenants by us, as well as customary events of default and indemnification obligations that are consistent with, or more favorable to us, than those in the original facility. Refer to Note 7 “Debt” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the Revolving Credit Facility.

IDR Restructuring Agreement

On February 13, 2019, we entered into the IDR Restructuring Agreement with PBF LLC and PBF GP, pursuant to which the IDRs held by PBF LLC will be canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). The IDR Restructuring is expected to close on February 28, 2019. Subsequent to the close of the IDR Restructuring, no distributions will be made to PBF LLC with respect to the IDRs and the newly issued common units will be entitled to normal distributions.

Rail Agreement Amendments

On February 13, 2019, we amended the existing Amended and Restated Delaware City Rail Terminaling Services Agreement between Delaware City Terminaling Company LLC and PBF Holding (as amended, the “Amended and Restated Delaware City Rail Terminaling Services Agreement”) for the inclusion of services through certain rail infrastructure at the East Coast Storage Assets (the “East Coast Rail Assets”). We also entered into a new Terminaling Services Agreement, between Delaware City Terminaling Company and PBF Holding (the “Terminaling Services Agreement”), with a four-year term starting in 2022 subsequent to the expiration of the Amended and Restated Delaware City Rail Terminaling Services Agreement, related to the DCR Rail Facility (as defined in the table below) and the East Coast Rail Assets, which will reduce the MVC to 95,000 bpd and includes additional services to be provided by us as operator of facilities owned by PBF Holding’s subsidiaries.

Principles of Combination and Consolidation and Basis of Presentation

In connection with, and subsequent to, the IPO, we have acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). Such acquisitions completed subsequent to the IPO were made through a series of drop-down transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). The financial statements presented in “Item 6. Selected Financial Data” in this Form 10-K include the consolidated financial results of PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), for periods presented through May 13, 2014, and our consolidated financial results for the period beginning May 14, 2014, the date of the IPO. The balance sheet as of December 31, 2018 and 2017 presents solely our consolidated financial position. We recorded the Acquisitions from PBF at PBF Energy’s historical book value, as the Acquisitions from PBF were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of us and our Predecessor contained herein to include the historical results of the Acquisitions from PBF prior to the effective date of each transaction with the exception of the Delaware Ethanol Storage Facility, which is considered an asset purchase.

Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support, with the exception of the DCR Products Pipeline (as defined below) and the Paulsboro Lube Oil Terminal. In connection with the closing of the IPO and each of the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the U.S. and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries. In addition, we generate third-party revenue from certain of our assets, including the Knoxville Terminals and the East Coast Storage Assets subsequent to our acquisitions in 2018 and the Paulsboro Lube Oil Terminal, which also generated revenue for our Predecessor prior to our acquisition.

Since we do not own any of the crude oil, refined products or natural gas that we handle nor engage in the trading of crude oil, refined products or natural gas, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customer’s operations. A substantial majority of our revenue is derived from PBF Energy under various long-term, fee-based commercial agreements that generally include MVCs. Refer to Note 12 “Related Party Transactions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the commercial agreements with PBF Holding.

The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account his, her or its share of items of income, gain, loss and deduction in computing his, her or its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of PBFX’s assets, the acquisition price of such partner’s units and the taxable income allocation requirements under the Second Amended and Restated Agreement of Limited Partnership of PBF Logistics LP (as amended, our “partnership agreement”).

Organizational Structure

The following simplified diagram depicts our organizational and ownership structure as of December 31, 2018:

Current and Former Management
Public stockholders
1.0% voting interest
99.0% voting and economic interest
1.0% economic non-voting interest in PBF LLC
PBF Energy Inc.
("PBF Energy")
NYSE: PBF
100% management power in PBF LLC
(Sole Managing Member)
99.0% economic interest in PBF LLC
PBF Energy Company LLC
("PBF LLC")
Common Units
Incentive Distribution Rights
PBF Logistics GP LLC
(our general partner)
PBF Holding Company LLC
("PBF Holding")
Refining and Other Operating Subsidiaries
Non-economic general partner interest
44.0% limited partner interest
Public Unitholders Common Units
56.0% limited partner interest
PBF Logistics LP
(the "Partnership" or "PBFX")
NYSE: PBFX
PBFX Revolving Credit Facility
PBFX Senior Notes due 2023
PBF Logistics Finance Corporation
- Co-Issuer of PBFX Senior Notes due 2023
Operating Subsidiaries
- Guarantors of PBFX Revolving Credit Facility and PBFX Senior Notes due 2023

Assets and Operations

We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, our business consists of two operating segments: (i) our transportation and terminaling segment and (ii) our storage segment. Additional segment and financial information is contained in our segment results included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 “Segment Information” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The following map details the locations of PBF Holding’s refineries and the location of our assets (each as previously defined, or as defined in the table below):

The following table details our assets (as defined in the table below), including the available throughput or storage capacity per asset:

Asset	Capacity	Products Handled	Location Supported
Transportation and Terminaling
DCR Rail Facility (a)(b)(c)	various throughput capacity (a)	Crude	Delaware City and Paulsboro refineries
Toledo Truck Terminal (b)(c)	22,500 bpd unloading capacity	Crude	Toledo Refinery
Toledo Storage Facility - propane loading facility (c)	11,000 bpd throughput capacity	Propane	Toledo Refinery
DCR Products Pipeline (c)(d)	125,000 bpd pipeline capacity	Refined products	Delaware City Refinery
DCR Truck Rack (c)(d)	76,000 bpd throughput capacity	Gasoline, distillates and LPGs	Delaware City Refinery
East Coast Terminals	various throughput capacity and approximately 4.2 million barrel aggregate shell capacity	Refined products	Delaware City and Paulsboro refineries
Torrance Valley Pipeline (c)	110,000 bpd pipeline capacity	Crude	Torrance Refinery
Paulsboro Natural Gas Pipeline (c)	60,000 dth/d pipeline capacity	Natural gas	Paulsboro Refinery
Toledo Products Terminal	various throughput capacity and 110,000 barrel aggregate shell capacity	Refined products	Toledo Refinery
Knoxville Terminals	various throughput capacity and 520,000 barrel aggregate shell capacity	Gasoline, distillates and LPGs	Chalmette Refinery
Toledo Rail Products Facility (c)	16,000 bpd loading capacity	Crude, LPGs, gasoline and distillates	Toledo Refinery
Chalmette Truck Rack (c)	20,000 bpd loading capacity	Gasoline and distillates	Chalmette Refinery
Chalmette Rosin Yard (c)	17,000 bpd unloading capacity	LPGs	Chalmette Refinery
Paulsboro Lube Oil Terminal (c)	various throughput capacity and 229,000 barrel aggregate shell capacity	Lubes	Paulsboro Refinery
Delaware Ethanol Storage Facility (c)	various throughput capacity and 100,000 barrel aggregate shell capacity	Ethanol	Delaware Refinery

Storage
Toledo Storage Facility (c)	approximately 3.9 million barrel aggregate shell capacity (e)	Crude, refined products and intermediates	Toledo Refinery
Chalmette Storage Tank	625,000 barrel shell capacity	Crude	Chalmette Refinery
East Coast Storage Assets	approximately 4.0 million barrel aggregate shell capacity (f)	Crude, feedstock and asphalt	Delaware City and Paulsboro refineries
____________________

(a)
Included within the DCR Rail Facility are the “DCR Rail Terminal,” a rail unloading terminal with an unloading capacity of 130,000 bpd, and the “DCR West Rack,” an unloading facility with an unloading capacity of 40,000 bpd.

(b)	The Toledo Truck Terminal and the DCR Rail Terminal are collectively referred to as the “Contributed Assets,” or “IPO Assets.”

(c)	These assets are collectively referred to as the “Acquisitions from PBF.”

(d)	The DCR Products Pipeline and DCR Truck Rack are collectively referred to as the “DCR Products Pipeline and Truck Rack.”

(e)
Of the approximately 3.9 million barrel aggregate shell capacity, approximately 1.3 million barrels are dedicated to crude and approximately 2.6 million barrels are allocated to refined products and intermediates.

(f)
Of the approximately 4.0 million barrel aggregate shell capacity, approximately 3.0 million barrels are dedicated to crude and feedstocks and approximately 1.0 million barrels are allocated to asphalt.

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

Agreements with PBF Energy

Contribution Agreements

The contribution agreements (as defined in the table below and collectively referred to as the “Contribution Agreements”) entered into with PBF Holding include:

Contribution Agreement	Effective Date	Assets Contributed	Total Consideration
Contribution Agreement I	5/8/2014	IPO Assets	74,053 common units and 15,886,553 subordinated units (a)
Contribution Agreement II	9/16/2014	DCR West Rack	$135.0 million in cash and $15.0 million through the issuance of 589,536 common units
Contribution Agreement III	12/2/2014	Toledo Storage Facility	$135.0 million in cash and $15.0 million through the issuance of 620,935 common units
Contribution Agreement IV	5/5/2015	DCR Products Pipeline and Truck Rack	$112.5 million in cash and $30.5 million through the issuance of 1,288,420 common units
Contribution Agreement V	8/31/2016	Torrance Valley Pipeline	$175.0 million in cash
Contribution Agreement VI	2/15/2017	Paulsboro Natural Gas Pipeline	$11.6 million intercompany promissory note (b)
Contribution Agreements VII-X	7/16/2018	Development Assets	$31.6 million through the issuance of 1,494,134 common units
____________________

(a)
In exchange for contributing all of the interests in the IPO Assets, PBF Holding received all of our IDRs (which were subsequently distributed to PBF LLC and, in connection with the closing of the IDR Restructuring in February 2019, the IDRs will be canceled and converted into 10,000,000 newly issued PBFX common units), as well as the right to receive a distribution of $30.0 million from us as reimbursement for certain preformation capital expenditures attributable to the DCR Rail Terminal and Toledo Truck Terminal, and the right to receive a distribution of $298.7 million; and in connection with the foregoing, we redeemed PBF Holding’s initial partner interests in us for $1,000.

(b)	As a result of the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, we fully repaid the promissory note and related accrued interest.

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

Refer to Note 12 “Related Party Transactions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the commercial agreements with PBF Holding.

Omnibus Agreement

In addition to the commercial agreements described above, we have entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions, as well as (i) PBF LLC’s agreement not to compete with us under certain circumstances, subject to certain exceptions, (ii) our right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the IPO, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and (iii) a license to use our trademark and name.

On July 31, 2018, in connection with the Development Assets Acquisition, we entered into the Fifth Amended and Restated Omnibus Agreement (the “Omnibus Agreement”), with PBF GP, PBF LLC and PBF Holding, to update the provision of these executive management services and support for the Development Assets, which we expect to result in an increase of the estimated annual fee to $7.0 million.

Services Agreement

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

On July 31, 2018, in connection with the Development Assets Acquisition, we entered into the Sixth Amended and Restated Operation and Management Services and Secondment Agreement with PBF Holdings and certain of its subsidiaries (the “Services Agreement”) to update the provision of these operation and management services for the Development Assets, resulting in an increase of the annual fee to $8.6 million. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service on 30-days’ notice.

Properties

Our principal properties are described above in “Assets and Operations.” We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. Our corporate office is located in the same office as PBF Energy. PBF Energy leases approximately 58,000 square feet for its principal corporate offices in Parsippany, New Jersey. The lease for PBF Energy’s principal corporate offices expires in 2022. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental  management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.

Additionally, we lease approximately 5,000 square feet for our regional corporate office in The Woodlands, Texas. The lease for The Woodlands office expires in 2022. Functions performed in The Woodlands include pipeline control center operations and logistics operations, engineering and regulatory support functions.

Under the Contribution Agreements, PBF Energy, through certain of its subsidiaries, indemnifies us for certain environmental liabilities associated with the ownership and operation of the Contributed Assets arising at or before the closing of the IPO and the Acquisitions from PBF. See “Environmental Regulations, Environmental Liabilities” below for a more detailed discussion of PBF Energy’s indemnification obligations.

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

The East Coast Terminals, the Knoxville Terminals and the East Coast Storage Assets compete with other terminal and storage facilities, in terms of fees, and other qualitative factors, including those affiliated with integrated petroleum companies. Competition related to the East Coast Terminals, the Knoxville Terminals and the East Coast Storage Assets is affected significantly by the volume of products produced, transported and available in the geographic area and the cost to transport products from distant locations.

Safety and Maintenance

We perform preventive and normal maintenance on all of our facilities and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets in accordance with good industry practices and as required by regulation.

Our terminal, pipeline and storage facilities have response plans, spill prevention and control plans, fire response plans, and other programs designed to effectively respond to emergencies. We continually strive to maintain compliance with applicable air, solid waste, and wastewater regulations.

Our pipelines are subject to strict safety laws and regulations for the transportation of crude oil, natural gas and petroleum products. Transportation involves a risk that hazardous liquids or gases may be released into the environment, which could cause harm to the public or the environment. The DOT has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of pipeline assets, which affect our pipelines. These regulations contain requirements for pipeline integrity management programs, which include the inspection, testing and maintenance or repairs of the pipelines. The DOT regulations also require pipeline operation and maintenance personnel to meet certain qualifications and that pipeline operators develop comprehensive spill response plans. We believe that we are in compliance with all of the DOT’s Pipeline and Hazardous Materials Safety Administration regulations on pipeline safety.

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

Terminal and Pipeline Control Operations

Our terminals, facilities and pipelines are generally automated, but are continuously supervised by either our employees (including our employees located at The Woodlands office), or PBF Energy employees. At the terminals, our customers’ truck drivers are provided with security badges or other credentials to access and use these facilities. In addition, individual trucks are required to be registered in either our, or PBF Energy’s system to ensure that required regulatory inspections are maintained by either our customers, PBF Energy’s customers, or their common carriers.

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

Pursuant to the Contribution Agreements entered into in connection with the IPO and the Acquisitions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor’s properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of the IPO and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for (i) certain events and conditions associated with the ownership or operation of our assets that occur, as applicable, after the closing of the each Acquisition from PBF (including the IPO), and (ii) environmental liabilities related to our assets if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of us or our employees, including those seconded to us. As a result, we may incur environmental expenses in the future, which may be substantial.

In connection with the acquisition of the East Coast Terminals (the “Plains Asset Purchase”), we are responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $0.3 million per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period.

In connection with the acquisition of the Toledo Products Terminal (the “Toledo Products Terminal Acquisition”), we did not assume, and are currently not aware of, any pre-existing environmental obligations. If pre-acquisition environmental obligations are identified, Sunoco Logistics Partners L.P. (“Sunoco”) is responsible for any liabilities up to $2.0 million identified to have occurred since 2002. For liabilities arising prior to 2002, Sunoco is indemnified by the prior owner under an agreement between Sunoco and the prior owner, and we are entitled to be reimbursed for all amounts paid related to such liabilities on a full pass-through basis.

In connection with the Knoxville Terminals Purchase, we did not assume, and are currently not aware of, any pre-existing environmental obligations. Additionally, we and Cummins purchased a ten-year, $30.0 million environmental insurance policy against unknown environmental liabilities. For items not covered by the insurance policy, Cummins remains responsible for pre-acquisition environmental obligations up to $5.8 million.

In connection with the East Coast Storage Assets Acquisition, we assumed the pre-existing environmental obligations associated with the East Coast Storage Assets. Additionally, we and Crown Point purchased a ten-year, $30.0 million environmental insurance policy with a retention of not less than $0.5 million against unknown environmental liabilities.

As of December 31, 2018, we have recorded a total liability related to environmental remediation costs of $2.6 million related to the acquisitions of the East Coast Terminals, the Torrance Valley Pipeline and the East Coast Storage Assets. Refer to Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Seasonality

The crude oil, refined products and natural gas throughput and stored at our facilities are affected by the level of supply and demand for crude oil, refined products and natural gas in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenues will be substantially mitigated due to our commercial agreements with PBF Energy that include MVCs, and are constant each calendar quarter or year.

Employees

As of December 31, 2018, we and certain of our wholly-owned subsidiaries employ 82 employees at our East Coast Terminals, at our Toledo Products Terminal, in The Woodlands office, at our Knoxville Terminals and at our East Coast Storage Assets. Through our wholly-owned subsidiary, PLPT, we employ 30 employees located at the East Coast Terminals, 6 employees located at the Toledo Products Terminal and 11 employees located at the Knoxville Terminals. Through our wholly-owned subsidiary, PBFX Op Co, we employ 9 employees in The

Woodlands office. Through our wholly-owned subsidiary, CPI, we employ 26 employees located at the East Coast Storage Assets.

Of the 30 employees at our East Coast Terminals, 10 are covered by a collective bargaining agreement through the USW. The agreement with the USW covering the East Coast Terminals is scheduled to expire in April 2021. Of the 26 employees at our East Coast Storage Assets, 19 are covered by a collective bargaining agreement through the USW. The agreement with the USW covering the East Coast Storage Assets is scheduled to expire in February 2022. We consider our relations with the represented employees to be satisfactory.

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

In addition, PBF Energy and its affiliates have entered into a rail operations services agreement with Savage, an unaffiliated third party, to provide crude oil unloading and other operations services for the Delaware City and Toledo refineries. Under the rail operations services agreement, Savage is responsible for providing the personnel necessary for the performance of our operations services. Savage is at all times considered an independent contractor and none of Savage’s employees or contractors are considered an employee, representative or agent of us or PBF Energy or its subsidiaries. The costs of Savage’s services provided to us are passed through to us by PBF Holding and its subsidiaries. From time to time, certain other third parties may provide operating services to us in a capacity as independent contractors.

ITEM 1A. RISK FACTORS

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject to are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks were actually to occur, our business, financial condition, results of operations and our cash flows could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, or the trading price of our common units could decline.

Risks Related to Our Business

PBF Energy accounts for the substantial majority of our revenues, and we are substantially dependent on PBF Energy’s refineries particularly at its Delaware City, Toledo and Torrance refineries. Therefore, we are subject to its business risks. If PBF Energy changes its business strategy, fails to satisfy its obligations under our commercial agreements for any reason or significantly reduces the volumes throughput at our facilities, our revenues could decline, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

PBF Energy is our largest customer and accounted for the majority of our revenue for the year ended December 31, 2018. We are substantially dependent on PBF Energy’s refineries particularly at its Delaware City, Toledo and Torrance refineries. We expect PBF Energy will continue to provide a substantial majority of our revenues for the foreseeable future, and as a result, we are subject to the risk of nonpayment or nonperformance under our commercial agreements. If PBF Energy were to significantly decrease its use of our logistics assets, because of business or operational difficulties, including labor difficulties, strategic decisions by management or due to catastrophic events, weather and regulatory actions, it is unlikely that we would be able to utilize any additional capacity as a result of this decreased use to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects PBF Energy’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are subject to the operational and business risks of PBF Energy, including:

•	supply, demand, prices and other market conditions for PBF Energy’s products, including volatility in commodity prices;

•	the effects of competition in PBF Energy’s markets;

•	changes in currency exchange rates, interest rates and capital costs;

•	adverse developments in PBF Energy’s relationship with both its key employees and unionized employees;

•	PBF Energy’s ability to operate its business efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;

•	PBF Energy’s level of indebtedness;

•	PBF Energy’s expectations and timing with respect to its acquisition activity and whether such acquisitions are accretive or dilutive to shareholders;

•	PBF Energy’s expectations with respect to its capital improvement and turnaround projects;

•	PBF Energy’s supply and inventory intermediation arrangements expose it to counterparty credit and performance risk;

•
termination of PBF Energy’s inventory intermediation agreements, which could have a material adverse effect on their liquidity, as PBF Energy would be required to finance its intermediate and refined products inventory covered by the agreements. Additionally, PBF Energy is obligated to repurchase from the counterparty certain intermediates and finished products located at its Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;

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

•	the possibility that PBF Energy might reduce or not make further dividend payments;

•	the inability of PBF Energy’s subsidiaries to freely pay dividends or make distributions to PBF Energy;

•	the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail;

•	the effectiveness of PBF Energy’s crude oil sourcing strategies, including PBF Energy’s crude by rail strategy and related commitments;

•	adverse impact related to regulation by the federal government lifting the restrictions on exporting U.S. crude oil;

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

Such risks may impact us as we significantly rely on revenues generated from our transportation, terminaling and storage operations that are located in PBF Energy’s facilities, particularly such operations related to its Toledo, Torrance and Delaware City refineries. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of one or more commercial agreements in the impacted geographic area.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to holders of our common units.

In order to pay the minimum quarterly distribution of $0.30 per unit, or $1.20 per unit on an annualized basis, we will require available cash of approximately $13.8 million per quarter, or approximately $55.2 million per year, based on the number of common units outstanding at December 31, 2018. Immediately following the closing of the IDR Restructuring, we will require available cash of approximately $16.8 million per quarter, or approximately $67.2 million on an annualized basis, to pay the minimum quarterly distributions. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in the 2023 Notes (as defined below) and the Revolving Credit Facility and other debt service requirements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.

For purposes of this Form 10-K, we refer to the $350.0 million in aggregate principal amount of 6.875% senior notes due 2023 issued by us and our wholly-owned subsidiary PBF Logistics Finance Corporation (“PBF Finance”) in 2015 as the “initial 2023 Notes,” we refer to the $175.0 million in aggregate principal amount of 6.875% senior notes due 2023 issued by us and PBF Finance in 2017 as the “additional 2023 Notes,” and we refer to the initial 2023 Notes and the additional 2023 Notes collectively as the “2023 Notes.”

Certain of our commercial agreements with PBF Energy and the Services Agreement contain provisions that allow our counterparty to such agreement to suspend, reduce or terminate its obligations under such agreement in certain circumstances, including events of force majeure, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Certain of our commercial agreements with PBF Energy and the Services Agreement contain provisions that allow our counterparty to such agreement to suspend, reduce or terminate its obligations to us under such agreement, including the requirement to pay the fees associated with the applicable MVCs, if certain events occur, including (i) a material breach of the agreement by us, (ii) PBF Energy deciding to permanently or indefinitely suspend crude oil refining operations at certain of its refineries for which we provide services or (iii) the occurrence of certain force majeure events that would prevent us or PBF Energy from performing our or its obligations under the applicable agreement (in the case of PBF Energy, or with respect to the Services Agreement, us). In such circumstances, PBF Energy has the discretion to decide to suspend, reduce or terminate its obligations notwithstanding the fact that its decision may significantly and adversely affect us. For instance, under certain of our commercial agreements with PBF Energy, if PBF Energy decides to permanently or indefinitely suspend refining operations at the refinery served under the applicable agreement for a period that will continue for at least twelve consecutive months, then it may terminate the agreement on no less than twelve months’ prior written notice to us. Furthermore, under such agreements, PBF Energy has the right to suspend or reduce its obligations at the refinery served under the applicable agreement for the duration of a force majeure event affecting its assets with respect to any affected services, and may terminate the agreements with respect to such services if the force majeure event lasts in excess of twelve months. In addition, if the force majeure event occurs on our assets at any time, PBF Energy has the right to suspend or reduce its obligations for the duration of the force majeure event with respect to any affected services. As defined in our commercial agreements with PBF Energy, force majeure events include any acts or occurrences that prevent services from being performed either by us or PBF Energy under the applicable agreement, such as:

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

The term of PBF Energy’s obligations under each of our commercial agreements ranges from one to fifteen years. If we are unable to renew or extend such commercial agreements or if we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders may be reduced. Additionally, even if we were to renew or extend our commercial agreements, PBF Energy is under no obligation to renew or extend such agreements on the same terms. The renewal or extension of such agreements with reduced MVCs or rates could also have an impact on our ability to make cash distributions to unitholders. For example, throughput volumes at certain of our assets have been below MVCs in recent periods. PBF Energy may seek to renew or extend its commercial agreements with us for these assets with reduced MVCs or rates, or may not seek to renew or extend these commercial agreements upon expiration. Any such change in these or our other commercial agreements that would reduce the MVCs or include other less favorable terms could have a material adverse effect on our financial condition, results of operations, cash flows and our ability to make distributions to unitholders.

A material decrease in the supply of attractively priced crude oil or a material decrease in the refining margins at PBF Energy could significantly reduce the volumes of crude oil that are throughput, which could materially adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

The volumes of crude oil that are throughput depend substantially on PBF Energy’s refining margins and the differentials for crude oils that are throughput at our facilities. This volume of crude oil purchased depends, in part, on the availability of attractively priced crude oil that can be transported to PBF Energy’s refineries by pipelines, rail or truck.

Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products. These prices are affected by numerous factors beyond our or PBF Energy’s control, including the global supply and demand for crude oil and gasoline and other refined products. Global economic weakness and high unemployment in the U.S. and/or globally could depress demand for refined products. The impact of low demand may be further compounded by excess global refining capacity and high inventory levels. Several refineries in North America and Europe have been temporarily or permanently shut down in response to falling demand and excess refining capacity in the recent past.

In addition to such market conditions, there are long-term factors that may impact the supply and demand of refined products in the U.S., including:

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

If, as a result of any of these or other factors, the demand for refined products decreases significantly, if crude oil differentials for the crude run by PBF Energy narrow, or if there is a material increase in the price of crude oil supplied to PBF Energy’s refineries without an increase in the value of the refined products produced by those refineries, either temporary or permanent, which causes PBF Energy to reduce production of refined products at its refineries, there would likely be a reduction in the volumes of crude oil we handle for PBF Energy. Any such reduction could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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

Any political instability, military strikes, sustained military campaigns, terrorist activity, or changes in foreign policy in areas or regions of the world where we operate or where PBF Energy acquires crude oil and other raw materials or sells its refined petroleum products may affect our business in unpredictable ways, including forcing us to increase security measures and causing disruptions of supplies and distribution markets. We may also be subject to U.S. trade and economic sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to PBF Energy’s crude oil acquisition activities. Further, like other industrial companies, our facilities or PBF Energy’s facilities may be the target of terrorist activity. Any act of war or terrorism that results in damage to any of our logistics assets or PBF Energy’s refineries or third-party facilities upon which we or PBF Energy are dependent for our business operations could have a material adverse effect on our business, results of operations and financial condition.

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

In order to expand our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions. We will be required to use cash from our operations, incur borrowings or sell additional common units or other limited partner interests in order to fund our expansion capital expenditures. Using cash from operations will reduce cash available for distribution to our common unitholders. Our ability to obtain financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering as well as the covenants in our debt agreements, general economic conditions and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining funds for expansion capital expenditures through equity or debt financing, the terms thereof could limit our ability to pay distributions to our common unitholders. Incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

PBF Energy’s level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit ratings and profile. Our ability to obtain credit in the future and our future credit rating may also be affected by PBF Energy’s level of indebtedness.

PBF Energy has a significant amount of debt. As of December 31, 2018, PBF Energy had total debt of $1,974.7 million, excluding debt issuance costs of $41.0 million. In addition to its outstanding debt, as of December 31, 2018, PBF Energy could have incurred an additional $1,420.1 million of indebtedness based on the available capacity under existing debt agreements. PBF Energy’s significant level of debt could increase its and our vulnerability to general adverse economic and industry conditions and require PBF Energy to dedicate a substantial portion of its cash flow from operations to service its debt and lease obligations, thereby reducing the availability of its cash flow to fund its growth strategy, including capital expenditures, acquisitions and other business opportunities. Furthermore, a higher level of indebtedness at PBF Energy increases the risk that it may default on its obligations, including under its commercial agreements with us. The covenants contained in the agreements governing PBF Energy’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, PBF Energy’s indebtedness requires that any transactions PBF Energy enters into with us must be on terms no less favorable to PBF Energy than those that could have been obtained with an unrelated person.

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

PBF LLC has obligations to make tax distributions to the members of PBF LLC and these amounts could be material and adversely impact their ability to meet their obligations to us. PBF Energy has obligations to make certain payments under its tax receivable agreement to the current and former members of PBF LLC other than PBF Energy, and the amounts PBF Energy has to pay could be significant and, in certain cases, may be accelerated and/or significantly exceed the actual benefits realized by PBF Energy.

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

Our insurance program may include a number of insurance carriers. Significant disruptions in financial markets could lead to a deterioration in the financial condition of many financial institutions, including insurance companies; therefore, we may not be able to obtain the full amount of our insurance coverage for insured events.

Our right of first offer to acquire the right of first offer assets and certain assets that PBF Energy may acquire or construct in the future is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.

The Omnibus Agreement provides us with a right of first offer for a period of 10 years after the closing of the IPO on certain of PBF Energy’s existing logistics assets and certain assets that it may acquire or construct in the future, subject to certain exceptions. The consummation and timing of any future acquisitions pursuant to this right will depend upon, among other things, PBF Energy’s willingness to offer subject assets for sale and obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and PBF Energy is under no obligation to accept any offer that we may choose to make. In addition, certain of the right of first offer assets may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, the Omnibus Agreement and our right of first offer may be terminated by PBF Energy at any time in the event that PBF LLC or its affiliates no longer controls our general partner. Please read “Item 1. Business—Agreements with PBF Energy—Omnibus Agreement.”

Our purchase option under certain circumstances to acquire and our right to use certain of PBF Energy’s existing assets is subject to risks and uncertainty, and ultimately we may not acquire or have a right to use any of those assets.

Our commercial agreements provide us with options to purchase and use certain assets at PBF Energy’s refineries related to our business in the event PBF Energy were to shut them down. In the event PBF Energy shuts down any of the refineries and our option becomes exercisable, the consummation and timing of any future acquisitions pursuant to our purchase option will depend upon, among other things, our ability to obtain any necessary consents, to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to this purchase option. In addition, certain of the assets covered by this purchase option and our right of use may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise this purchase option if PBF Energy permanently shuts down any of its refineries, or to exercise our right of use if and when we have capacity in excess of PBF Energy’s throughput volumes, as applicable, and our decision to exercise any purchase options or right of use will not be subject to unitholder approval. Refer to Note 12 “Related Party Transactions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the commercial agreements with PBF Holding.

We may not be able to fully execute our growth plan if we are unable to access the capital markets on economically acceptable terms or experience increased competition for investment opportunities.

Our growth plan includes growing through strategic acquisitions, whether through acquisitions from PBF Energy or third parties, and through strategic organic projects. In order to fund our growth plan, we may, from time to time, have to acquire substantial new capital to finance our acquisitions or organic growth projects. If we are unable to access the capital markets on economically acceptable terms, we may not be able to fully execute our growth plan.

Additionally, we may not be able to execute our growth plan if we experience increased competition for third-party investment opportunities, or if our organic growth projects are no longer economical due to market influences.

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

Our expansion of existing assets and construction of new assets, including execution of organic growth projects, may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets, including execution of organic growth projects. Other than certain existing capital projects underway, which are expected to be material to us, we have no additional material commitments for expansion or construction projects as of December 31, 2018. Organic growth projects such as the construction of a pipeline or terminal or the expansion of our existing terminals or pipelines involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these types of projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. Even if we receive such commitments, we may not realize an increase in revenue for an extended period of time. For instance, if we build a pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in production in a region or gain access to crude oil supplies at lower costs and such growth or access may not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

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

Investigations into past rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. Regulation governing shipments of petroleum crude oil by rail requires shippers to properly test and classify petroleum crude oil and further requires shippers to treat Class 3 petroleum crude oil transported by rail in tank cars as a Packing Group I or II hazardous material only, which creates further classification and testing requirements, along with more severe penalties for violations. The DOT issued additional rules and regulations that require rail carriers to provide certain notifications to state agencies along routes utilized by trains over a certain length carrying crude oil, enhance safety training standards under the Rail Safety Improvement Act of 2008, require each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews and establish enhanced tank car standards and operational controls for high-hazard flammable trains. These rules and any further changes in law, regulations or industry standards that require us to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars we use, change the routing or scheduling of trains carrying crude oil or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to PBF Energy’s or subsequently to third-party refineries, could increase our costs, which could have a material adverse effect on our financial condition, results of operations, cash flows and our ability to service our indebtedness.

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

Furthermore, the DCR Rail Facility is collocated with PBF Energy’s Delaware City Refinery and is located in Delaware’s coastal zone where certain activities are regulated under the CZA. Therefore, determinations regarding the CZA that impact the Delaware City Refinery may potentially adversely impact our assets even if we are not directly involved.

In 2013, the Delaware City Refinery obtained a permit to allow loading of crude oil onto barges (the “2013 Secretary’s Order”). The issuance of the permit was appealed by environmental interest groups and the DNREC’s issuance was ultimately upheld. The Delaware City Refinery appealed a Notice of Penalty Assessment and Secretary’s Order issued in March 2017 (the “2017 Secretary’s Order”), including a $0.2 million fine, alleging violations of the 2013 Secretary’s Order. DNREC determined that the Delaware City Refinery had violated the 2013 Secretary’s Order by failing to make timely and full disclosure to DNREC about the nature and extent of certain shipments and had misrepresented the number of shipments that went to other facilities. The penalty assessment and 2017 Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Paulsboro Refinery by shipping crude oil from the Delaware City Terminal to three locations other than the Paulsboro Refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35,700,000 gallons of crude oil in total. On April 28, 2017, the Delaware City Refinery appealed the Notice of Penalty Assessment and 2017 Secretary’s Order. On March 5, 2018, the Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City Refinery for $0.1 million. The Delaware City Refinery made no admission with respect to the alleged violations and agreed to request a CZA status decision prior to making crude oil shipments to destination other than to the Paulsboro Refinery. The CZA status decision was requested and the outstanding appeal was withdrawn as required under the settlement agreement.

On December 28, 2016, DNREC issued an Ethanol Permit to the Delaware City Refinery allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The Judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing, ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The Delaware City Refinery is currently evaluating its appeal options.

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

At the East Coast Terminals and the East Coast Storage Assets and at PBF Energy’s Delaware City, Toledo, Chalmette and Torrance refineries, most hourly employees are covered by collective bargaining agreements through the USW. The agreements with the USW covering the East Coast Terminals are scheduled to expire in April 2021, the agreement with the USW covering the Delaware City and Chalmette refineries are scheduled to expire in January 2022 and the agreement with the USW covering the East Coast Storage Assets is scheduled to expire in February 2022. The agreements with the USW covering the represented employees at the Torrance Refinery and

Torrance Logistics facilities expired in January 2019, with a tentative agreement in place that would extend the respective collective bargaining agreement expiration dates through January 2022, subject to an affirmative ratification vote and execution. Similarly, at the Paulsboro Refinery, hourly employees are represented by the IOW under a contract scheduled to expire in March 2022. Future negotiations as our collective agreements expire may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.

Our operations could be disrupted if our or PBF Energy’s information systems are hacked or fail, causing increased expenses and loss of sales.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data systems unusable, threats to the security of our and PBF Energy’s facilities and infrastructure or third-party facilities and infrastructure, such as pipelines. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business.

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

Additionally, we and PBF Energy rely on information systems across our and its operations, respectively, including the management of supply chain and various other processes and transactions. As a result, a disruption on any information systems at our operating locations, or at PBF Energy’s refineries, pipelines or terminals, may cause disruptions to our collective operations.

These systems could be damaged or interrupted by a security breach, cyber-attack, fire, flood, power loss, telecommunications failure or similar event. We have a formal disaster recovery plan in place, but this plan may not prevent delays or other complications that could arise from an information systems failure. Further, our business interruption insurance may not compensate us adequately for losses that may occur. Additionally, federal legislation relating to cyber-security threats could impose additional requirements on our operations. Finally, our implementation of additional procedures and controls in response to such legislation or to otherwise monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs.

Risks Related to Our Indebtedness

The 2023 Notes and the Revolving Credit Facility contain restrictions which could adversely affect our business, financial condition, results of operations and our ability to service our indebtedness.

We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations. The Revolving Credit Facility and the indenture governing the 2023 Notes each contain, and any future financing agreements may contain, operating and financial restrictions and covenants that could restrict our ability to finance future operations or capital needs, or to expand or pursue our business activities, which may, in turn, limit our ability to service our indebtedness. For example, the Revolving Credit Facility and the indenture that governs the 2023 Notes restrict our ability to, among other things:

•	make investments;

•	incur or guarantee additional indebtedness or issue preferred units;

•	pay dividends or make distributions on units or redeem or repurchase our subordinated debt;

•	create liens;

•	incur dividend or other payment restrictions affecting subsidiaries;

•	sell assets;

•	merge or consolidate with other entities; and

•	enter into transactions with affiliates.

Furthermore, the Revolving Credit Facility contains covenants requiring us to maintain certain financial ratios.

The provisions of the Revolving Credit Facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our existing debt could result in an event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full and the holders of our units could experience a partial or total loss of their investment. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Credit Facilities.”

Our current and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.

At December 31, 2018, we had $156.0 million of borrowings, $4.0 million of letters of credit outstanding and an additional $340.0 million of total unused borrowing capacity under the Revolving Credit Facility and $525.0 million in aggregate principal amount of outstanding 2023 Notes. Our level of indebtedness could have important consequences to us, including the following:

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

We have sold our U.S. Treasury securities (“marketable securities”) over time to fund our capital expenditures. In March 2017, we fully repaid our three-year, $300.0 million term loan facility (the “Term Loan”) and, as a result, such securities were no longer used to secure our obligation. During the year-ended December 31, 2017, we liquidated the remaining marketable securities. We may also rely on external sources including other borrowings under the Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion.

Any borrowings and letters of credit issued under the Revolving Credit Facility will be secured, and as a result, effectively senior to the 2023 Notes and the guarantees of the 2023 Notes by the guarantors, to the extent of the value of the collateral securing that indebtedness. In addition, the holders of any future debt we may incur that ranks equally with the 2023 Notes will be entitled to share ratably with the holders of the 2023 Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us. This may have the effect of reducing the amount of proceeds paid to holders of the 2023 Notes in such events.

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

Subject to the limitations on restricted payments contained in the Revolving Credit Facility, in the indenture governing the 2023 Notes and any other indebtedness, we distribute all of our “available cash” each quarter to our unitholders of record on the applicable record date.

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

As a result, we do not accumulate significant amounts of cash and thus do not have the same flexibility as corporations or other entities that do not pay dividends, or distributions, or have complete flexibility regarding the amounts they will distribute to their equity holders. The timing and amount of our distributions could significantly reduce the cash available to pay the principal, premium (if any) and interest on the 2023 Notes. The board of directors of our general partner will determine the amount and timing of such distributions and has broad discretion to establish and make additions to our reserves or the reserves of our operating subsidiaries as it determines are necessary or appropriate.

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

The 2023 Notes are our senior unsecured debt and rank equally in right of payment with all of our other existing and future unsubordinated debt. The 2023 Notes are effectively junior to all our existing and future secured debt, including the Revolving Credit Facility, to the extent of the value of the assets securing the debt, and to the existing and future secured debt of any subsidiaries that guarantee the 2023 Notes to the extent of the value of the assets securing the debt and structurally subordinated to any debt of our subsidiaries that do not guarantee the 2023 Notes. Holders of our secured obligations, including obligations under the Revolving Credit Facility, will have claims that are prior to claims of holders of the 2023 Notes with respect to the assets securing those obligations. In the event of liquidation, dissolution, reorganization, bankruptcy or any similar proceeding, our assets and those of our subsidiaries will be available to pay obligations on the 2023 Notes and the guarantees only after holders of our senior secured debt have been paid the value of the assets securing such debt.

In addition, although all of our existing subsidiaries, other than PBF Finance, initially guarantee the 2023 Notes, in the future, under certain circumstances, the guarantees are subject to release and we may have subsidiaries that are not guarantors. In that case, the 2023 Notes would be structurally junior to the claims of all creditors, including trade creditors and tort claimants, of our subsidiaries that are not guarantors. In the event of the liquidation, dissolution, reorganization, bankruptcy or similar proceeding of the business of a subsidiary that is not a guarantor, creditors of that subsidiary would generally have the right to be paid in full before any distribution is made to us or the holders of the 2023 Notes. Accordingly, there may not be sufficient funds remaining to pay amounts due on all or any of the 2023 Notes.

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

We may not be able to repurchase the 2023 Notes upon a change of control triggering event, and a change of control triggering event could result in us facing substantial repayment obligations under the Revolving Credit Facility and the 2023 Notes.

Upon occurrence of a change of control triggering event, the indenture governing the 2023 Notes provides that holders will have the right to require us to repurchase all or any part of their 2023 Notes with a cash payment equal to 101% of the aggregate principal amount of 2023 Notes repurchased, plus accrued and unpaid interest. Additionally, our ability to repurchase the 2023 Notes upon such a change of control triggering event would be limited by our access to funds at the time of the repurchase and the terms of our other debt agreements. In addition, the Revolving Credit Facility contains provisions relating to change of control of our general partner, our partnership and our operating subsidiaries. Upon a change of control triggering event, we may be required immediately to repay the outstanding principal, any accrued and unpaid interest on and any other amounts owed by us under the Revolving Credit Facility, the 2023 Notes and any other outstanding indebtedness. The source of funds for these repayments would be our available cash or cash generated from other sources. However, we cannot assure holders that we will have sufficient funds available or that we will be permitted by our other debt instruments to fulfill these obligations upon a change of control in the future, in which case the lenders under the Revolving Credit Facility would have the right to foreclose on our assets, which would have a material adverse effect on us. Furthermore, certain change of control events would constitute an event of default under the agreement governing the Revolving Credit Facility and we might not be able to obtain a waiver of such defaults. There is no restriction in our partnership agreement on the ability of our general partner to enter into a transaction which would trigger the change of control provisions of the Revolving Credit Facility or the indenture governing the 2023 Notes.

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

•
Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion, investment or regulatory capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders.

•	Our general partner determines which costs incurred by it are reimbursable by us.

•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions.

•
Our partnership agreement permits us to classify up to $20.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to PBF LLC.

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

PBF Energy may compete with us.

PBF Energy may compete with us. Under the Omnibus Agreement, PBF Energy and its affiliates agree not to engage in, whether by acquisition or otherwise, the business of owning or operating any crude oil, refined products or natural gas pipelines, terminals or storage facilities in the U.S. that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by PBF Energy. This restriction, however, does not apply to:

•	any assets owned by PBF Energy at the closing of the IPO (including replacements or expansions of those assets);

•	any assets acquired or constructed by PBF Energy that are within, substantially dedicated to, or an integral part of any refinery owned, acquired or constructed by PBF Energy;

•	any asset or business that PBF Energy acquires or constructs that has a fair market value of less than $25 million;

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

Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including PBF Energy, for costs and expenses they incur and payments they make on our behalf. Prior to making distributions, we will pay our general partner and its affiliates an annual fee for the provision of centralized administrative services and employees and reimburse our general partner and its affiliates for direct or allocated costs and expenses incurred on our behalf pursuant to the Omnibus Agreement, which we currently estimate will total $7.0 million annually. In addition, prior to making distributions, we will pay an annual fee of $8.6 million to PBF Energy for the provision of certain utilities and other infrastructure-related services with respect to our business pursuant to the Services Agreement. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.

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

Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates, including PBF Energy, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units voting together as a single class is required to remove our general partner. PBF Energy currently indirectly owns 44.0% of our outstanding common units.

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

As of December 31, 2018, PBF Energy holds 19,953,631 common units. In addition, we have agreed to provide PBF Energy with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time PBF Energy and its controlled affiliates own more than 80% of our common units, PBF Energy will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. PBF Energy owns 44.0% of our outstanding common units as of December 31, 2018.

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

As a public traded partnership, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and requirements of the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. These compliance requirements and costs will further increase once we are no longer an “emerging growth company,” as defined in the JOBS Act (as defined below), which will occur December 31, 2019 at the latest, as we will need to comply with additional disclosure and reporting requirements, including an attestation report on internal control over financing reporting as of December 31, 2019 issued by our independent registered public accounting firm, and providing additional information regarding executive compensation in our Form 10-K for the year ended December 31, 2019. In addition, sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and other public company expenses. Before we are able to make distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a publicly-traded partnership. As a result, the amount of cash we have available for distribution to our unitholders is affected by the costs associated with being a public company.

Pursuant to the Jumpstart Our Business Startups Act of 2012, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an emerging growth company.

In general, public companies are required to disclose changes made in their internal control over financial reporting on a quarterly basis and to assess the effectiveness of their system of internal control over financial reporting on an annual basis. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and reduced disclosure obligations regarding executive compensation in our periodic reports. We may remain an emerging growth company for up to five years. Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We prepare our Consolidated Financial Statements in accordance with GAAP, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404. For example, Section 404 will require us, among other things, to annually review and report on the effectiveness of our internal control over financial reporting. Since the fiscal year ended December 31, 2014, we have complied with Section 404 (except for the requirement for an auditor’s attestation report). Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Even if we conclude that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to the operating effectiveness of our internal controls or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

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

We may take advantage of these exemptions until we are no longer an “emerging growth company,” which will occur December 31, 2019 at the latest. We cannot predict if investors will find our units less attractive because we will rely on these exemptions. If some investors find our units less attractive as a result, there may be a less active trading market for our units and our trading price may be more volatile.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time members of the U.S. Congress have proposed and considered substantive changes to the existing federal income tax laws, including the most recent tax law change in December 2017, which would affect publicly traded partnerships, including elimination of partnership tax treatment of publicly traded partnerships.

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

Further, Treasury Regulations under Section 7704(d)(1)(E) of the Code interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance. We believe the income that we treat as qualifying satisfies the requirements under these regulations. However, there are no assurances that the regulations will not be revised to take a position that is contrary to our interpretation of current law.

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

Pursuant to legislation applicable for partnership tax years beginning after 2017, if the IRS makes audit adjustments to our partnership tax returns, it may assess and collect any taxes (including applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under these new rules our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS in the year in which the audit is completed or, if we are eligible, issue a revised information statement to each current and former unitholder with respect to an audited and adjusted partnership tax return. Although our general partner may elect to have our current and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if the unitholders did not own units in us during the tax year under audit.

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

Our ability to deduct business interest expense is limited for U.S. federal income tax purposes to an amount equal to our business interest income and 30% of our “adjusted taxable income” during the taxable year computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.

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

Non-U.S. persons are generally taxed and subject to federal income tax filing requirements on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our common units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that common unit.

Recently enacted legislation also imposes a federal income tax withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, application of this withholding rule to dispositions of publicly traded partnership interests has been temporarily suspended by the IRS until regulations or other guidance have been issued. It is not clear when or if such regulations or guidance will be issued. Non-U.S. persons should consult a tax advisor before investing in our common units.

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

A successful IRS challenge to these methods or allocations could adversely affect the timing, character or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UNIT PRICE AND CASH DISTRIBUTIONS

Our common units trade on the NYSE under the symbol “PBFX.” As of February 19, 2019, there were eight holders of record of our 25,395,190 outstanding common units held by the public, including common units held in street name. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 19, 2019, PBF Energy owned 19,953,631 of our common units, which constitute a 44.0% ownership interest in us.

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

Incentive Distribution Rights

Prior to the IDR Restructuring, PBF LLC held IDRs that entitled it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distributed from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50.0% included distributions paid to PBF LLC on its partner interest. The maximum distribution of 50.0% did not include any distributions that PBF LLC previously received on common units that it owns. For each of the quarters in the year ended December 31, 2018, PBF LLC was entitled to receive distributions at the 50.0% level. PBF LLC received IDR payments of $12.7 million and $7.6 million from PBFX for the years ended December 31, 2018 and 2017, respectively. As a result of the closing of the IDR Restructuring, the IDRs will be canceled and no subsequent distributions will be made to PBF LLC with respect to the IDRs.

Subordinated Units

In connection with the IPO, we issued 15,886,553 subordinated units to PBF LLC. These units were deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units were not entitled to receive any distributions from operating surplus until the common units had received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages were paid on the subordinated units. The practical effect of the subordinated units was to increase the likelihood that during the subordination period there was sufficient cash from operating surplus to pay the minimum quarterly distribution on the common units.

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

UNREGISTERED SALE OF EQUITY SECURITIES

As described elsewhere in this Form 10-K and in our Current Report on Form 8-K filed with the SEC on August 2, 2018, we issued 1,494,134 common units representing limited partner interests in us to PBF LLC, as the consideration for the Development Assets Acquisition on July 31, 2018. The issuance of common units was completed in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2), as a transaction by an issuer not involving a public offering. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the Development Assets Acquisition.

During the three months ended December 31, 2018, the Partnership did not repurchase any of its equity securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information relating to compensation plans under which the Partnership’s securities are authorized for issuance.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data as of and for each of the five years in the period ended December 31, 2018, which is derived from the combined financial results of our Predecessor for periods presented through May 13, 2014, and our consolidated financial results for the period beginning May 14, 2014, the date we commenced operations. Our Predecessor includes the financial results of the IPO Assets acquired from PBF Energy and its subsidiaries in connection with the IPO through May 14, 2014. In addition, all financial information has been retrospectively adjusted for the Acquisitions from PBF as noted below.

We acquired from PBF LLC the DCR West Rack and the Toledo Storage Facility in 2014, the DCR Products Pipeline and Truck Rack in 2015, the Torrance Valley Pipeline in 2016, the Paulsboro Natural Gas Pipeline in 2017 and the Development Assets in 2018. All of the Acquisitions from PBF were transfers between entities under common control. Accordingly, our financial information, and that of our Predecessor, contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from PBF prior to the effective date of each acquisition for all periods presented, with the exception of the Delaware Ethanol Storage Facility, which is considered an asset purchase. Net income (loss) attributable to the Acquisitions from PBF prior to their respective acquisition effective dates was allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss); therefore, there is no retrospective adjustment to net income per unit.

With the exception of revenue generated by the DCR Products Pipeline and the Paulsboro Lube Oil Terminal, our Predecessor generally recognized only the costs and did not record revenue for transactions with PBF Energy prior to the IPO and the Acquisitions from PBF. Affiliate revenues have been recorded for all of the assets subsequent to the commencement of the commercial agreements with PBF Energy upon completion of the IPO and the Acquisitions from PBF. As a result, the information included in the following tables is not necessarily comparable on a year-over-year basis. Refer to “Factors Affecting the Comparability of Our Financial Results” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for further information and our Consolidated Financial Statements and the related notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014 (a)
	(In thousands, except unit and per unit amounts)
Statement of operations data:
Total revenues (b)	$283,440	$257,588	$189,006	$142,696	$59,990
Net income	100,837	110,016	74,807	69,008	10,597
Loss attributable to Predecessor	(2,443)	(4,986)	(11,832)	(4,840)	(19,367)
Income attributable to noncontrolling interest	17,819	14,565	5,679	—	—
Net income attributable to the partners	85,461	100,437	80,960	73,848	29,964
Income attributable to the IDR holder (c)	10,011	9,055	4,031	—	—
Net income attributable to PBF Logistics LP unitholders	$75,450	$91,382	$76,929	$73,848	$29,964

Net income per limited partner unit (d):
Common units - basic	$1.73	$2.17	$2.01	$2.18	$0.94
Common units - diluted	$1.73	$2.17	$2.01	$2.18	$0.94
Subordinated units - basic and diluted	$—	$2.15	$2.01	$2.18	$0.93

Weighted-average limited partner units outstanding (d):
Common units - basic	43,646,997	35,505,446	22,288,118	17,956,152	16,167,802
Common units - diluted	43,731,299	35,568,760	22,338,784	17,956,152	16,169,827
Subordinated units - basic and diluted	—	6,572,245	15,886,553	15,886,553	15,886,553
Cash distribution per unit	$1.9900	$1.8950	$1.7400	$1.5200	$0.7900

Balance sheet data (at period end):
Total assets	$956,353	$748,215	$767,380	$434,136	$412,488
Debt	673,324	548,793	571,675	599,635	507,848

Cash flows provided by (used in):
Operating activities	$133,141	$138,182	$94,053	$73,656	$5,996
Investing activities	(175,696)	(50,234)	70,298	(9,308)	(282,740)
Financing activities	42,799	(132,505)	(118,808)	(59,835)	290,834
Net change in cash and cash equivalents	$244	$(44,557)	$45,543	$4,513	$14,090

Capital expenditures (e):
Expansion	$169,023	$85,662	$121,026	$8,179	$43,526
Maintenance	6,168	4,596	2,920	1,826	4,285
Regulatory	505	—	—	—	—
Total capital expenditures	$175,696	$90,258	$123,946	$10,005	$47,811
____________________

(a)
The information presented includes the results of operations of our Predecessor for periods presented through May 13, 2014 and of our operations for the period beginning May 14, 2014, the date we commenced operations.

(b)	We, and our Predecessor, did not record revenue for the Contributed Assets (with the exception of the Paulsboro Lube Oil Terminal) prior to the IPO or the effective date of the Acquisitions from PBF.

(c)
Subsequent to the closing of the IDR Restructuring, the IDRs will be canceled and, as a result, no income was allocated to the IDR holder, as the holder will not be entitled to an IDR distribution, related to the fourth quarter of 2018.

(d)	Information is applicable for the periods subsequent to the IPO.

(e)
Expansion capital expenditures include acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term. Maintenance capital expenditures include expenditures required to maintain equipment, ensure the reliability, integrity and safety of our terminals, tanks and pipelines. Regulatory capital expenditures include expenditures incurred to address environmental laws or regulations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Acquisitions from PBF were transfers between entities under common control. Accordingly, our financial information, and that of our Predecessor, contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from PBF prior to the effective date of each acquisition for all periods presented with the exception of the Delaware Ethanol Storage Facility, which is considered an asset purchase.

With the exception of revenue generated by the DCR Products Pipeline and the Paulsboro Lube Oil Terminal, our Predecessor generally recognized only the costs and did not record revenue for transactions with PBF Energy prior to the IPO and the Acquisitions from PBF. Affiliate revenues have been recorded for all of our assets in the Transportation and Terminaling and Storage segments subsequent to the commencement of the commercial agreements with PBF Energy upon completion of the IPO and the Acquisitions from PBF. See “Item 6. Selected Financial Data” and “Factors Affecting the Comparability of Our Financial Results” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information. See “Overview” in “Item 1. Business” for further information regarding the Acquisitions from PBF.

The following information concerning our results of operations and financial condition should be read in conjunction with “Item 1. Business,” “Item 1A. Risk Factors,” “Item 2. Properties,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data,” respectively, included in this Form 10-K.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, which involve risk and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time, make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time; therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.

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

•
a substantial majority of our revenue is generated at PBF Energy’s facilities, particularly at PBF Energy’s Delaware City, Toledo and Torrance refineries, and any adverse development at any of these facilities could have a material adverse effect on us;

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

Our forward-looking statements speak only as of the date of this Form 10-K or as of the date which they are made. Except as required by applicable law, including the securities laws of the U.S., we undertake no obligation to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of December 31, 2018, owned 99% of the total economic interest in PBF LLC. As of December 31, 2018, PBF LLC held a 44% limited partner interest in us and owned all of the IDRs, with the remaining 56% limited partner interest owned by public unitholders. Immediately following the closing of the IDR Restructuring, our IDRs will be canceled and PBF LLC will hold a 54.1% limited partner interest in us.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, and storage assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries.  See “Item 1. Business” in this Form 10-K for more detailed information on our business and assets.

Business Developments

Knoxville Terminals Purchase

On April 16, 2018, our wholly-owned subsidiary, PLPT, completed the purchase of the Knoxville Terminals from Cummins for total cash consideration of $58.0 million, excluding working capital adjustments. The transaction was financed through a combination of cash on hand and borrowings under the Revolving Credit Facility. This acquisition was accounted for as a business combination under GAAP. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the Knoxville Terminals Purchase.

East Coast Storage Assets Acquisition

On July 16, 2018, we entered into an agreement with Crown Point to purchase its wholly-owned subsidiary, CPI, whose assets consist of the East Coast Storage Assets, for total consideration of $127.0 million, including working capital and the Contingent Consideration, comprised of an initial payment at closing of $75.0 million with a remaining balance of $32.0 million being payable one year after closing. The Contingent Consideration included in the East Coast Storage Assets Acquisition pertains to an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of restarting certain of the acquired idled assets. The acquisition date estimated fair value of the Contingent Consideration payable was $21.1 million. The East Coast Storage Assets Acquisition closed on October 1, 2018. The transaction was financed through a combination of cash on hand and borrowings under the Revolving Credit Facility. This acquisition was accounted for as a business combination under GAAP. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the East Coast Storage Assets Acquisition and the Contingent Consideration.

Registered Direct Offering

On July 16, 2018, we completed the Registered Direct Offering, through which we issued and sold to certain funds managed by Tortoise Capital Advisors, L.L.C. an aggregate of 1,775,750 common units representing limited partner interests in us for gross proceeds of $35.0 million. The Registered Direct Offering closed on July 30, 2018.

Development Assets Acquisition

On July 16, 2018, we entered into the Development Assets Contribution Agreements. Pursuant to the Development Assets Contribution Agreements, we acquired from PBF LLC all of the issued and outstanding limited liability company interests of TRLC, whose assets consist of the Toledo Rail Products Facility; CLC, whose assets consist of the Chalmette Truck Rack and the Chalmette Rosin Yard; PTC, whose assets consist of the Paulsboro Lube Oil Terminal; and DSLC, whose assets consist of the Delaware Ethanol Storage Facility. Total consideration for the Development Assets Acquisition was $31.6 million, consisting of 1,494,134 common units representing limited partner interests in us issued to PBF LLC. The Development Assets Acquisition closed on July 31, 2018 and was accounted for as a transfer of assets between entities under common control under GAAP. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the Development Assets Acquisition.

Revolving Credit Facility

On July 30, 2018, we entered into the Revolving Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The Revolving Credit Facility amended and restated our five-year $360.0 million revolving credit facility entered into in connection with the closing of the IPO. Among other things, the Revolving Credit Facility increased the maximum commitment available to us from $360.0 million to $500.0 million and extended the maturity date to July 2023. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with our original five-year, $360.0 million revolving credit facility. The Revolving Credit Facility contains representations, warranties and covenants by us, as well as customary events of default and indemnification obligations that are consistent with, or more favorable to us, than those in the original facility. Refer to Note 7 “Debt” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the Revolving Credit Facility.

IDR Restructuring Agreement

On February 13, 2019, we entered into the IDR Restructuring Agreement with PBF LLC and PBF GP, pursuant to which the IDRs held by PBF LLC will be canceled and converted into 10,000,000 newly issued PBFX common units. The IDR Restructuring is expected to close on February 28, 2019. Subsequent to the close of the IDR Restructuring, no distributions will be made to PBF LLC with respect to the IDRs and the newly issued PBFX common units will be entitled to normal distributions.

Rail Agreement Amendments

On February 13, 2019, we amended the existing Amended and Restated Delaware City Rail Terminaling Services Agreement for the inclusion of services through the East Coast Rail Assets. We also entered into a new Terminaling Services Agreement with a four year term starting in 2022 subsequent to the expiration of the Amended and Restated Delaware City Rail Terminaling Services Agreement, related to the DCR Rail Facility and the East Coast Rail Assets, which will reduce the MVC to 95,000 bpd and includes additional services to be provided by us as operator of facilities owned by PBF Holding’s subsidiaries.

Principles of Combination and Consolidation and Basis of Presentation

Our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support, with the exception of the DCR Products Pipeline and the Paulsboro Lube Oil Terminal. In connection with the closing of the IPO and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the U.S. and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Paulsboro, New Jersey, Delaware City, Delaware, Toledo, Ohio, Chalmette, Louisiana and Torrance, California. We acquired various terminal, pipeline and storage assets from PBF Energy, which are integral components of the crude oil, refined products and natural gas delivery and storage operations at PBF Energy’s refineries. In addition, we generate third-party revenue from certain of our assets, including the Knoxville Terminals and the East Coast Storage Assets subsequent to our acquisitions in 2018.

The consolidated financial statements presented in this Form 10-K include our consolidated financial results as of and for the period ending December 31, 2018. We have retrospectively adjusted our financial information contained herein to include the historical results of the Acquisitions from PBF prior to the effective date of each transaction including the Development Assets, with the exception of the Delaware Ethanol Storage Facility as it is considered an asset purchase, prior to the Development Assets Acquisition.

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

•
Generate Stable, Fee-Based Cash Flow. We believe our long-term, fee-based logistics contracts provide us with stable, predictable cash flows. We generate a substantial majority of our revenue from PBF Energy under various commercial agreements which include minimum quarterly volume commitments, minimum storage commitments and inflation escalators with initial terms of one to fifteen years. In addition, we generate third-party revenue from certain of our assets, which include fee-based commercial agreements. Over time, we will continue to seek to enter into similar contracts with PBF Energy and/or third parties that generate stable and predictable cash flows.

•
Grow Through Acquisitions and Organic Projects. We were formed by PBF Energy to be the primary vehicle to expand the logistics assets supporting its business. We expect to pursue strategic acquisitions independently and jointly with PBF Energy that complement and grow our asset base. PBF Energy has also granted us a right of first offer to acquire certain of its logistics assets. PBF Energy may, under certain circumstances, offer us the opportunity to purchase additional logistics assets that it may acquire or construct in the future. Furthermore, we believe that our current asset base and our knowledge of the refining logistics sector will allow us to identify third-party acquisitions that will provide compelling returns to our unitholders. We believe certain of our acquisitions, including the Knoxville Terminals Purchase and the East Coast Storage Assets Acquisition, are examples of such strategic acquisitions. In addition, we pursue strategic organic projects that enhance our existing assets and increase our revenues. The Chalmette Storage Tank and the recently announced Development Assets projects are examples of recently completed organic growth projects.

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

Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil, refined products and natural gas that we throughput at our terminaling and pipeline operations and our available storage capacity. These volumes are primarily affected by the supply of and demand for crude oil, refined products and natural gas in the markets served directly or indirectly by our assets. Although PBF Energy has committed to minimum volumes under the commercial agreements, our results of operations will be impacted by:

•	PBF Energy’s utilization of our assets in excess of the MVCs;

•	our ability to identify and execute accretive acquisitions and organic expansion projects, and capture incremental PBF Energy or third-party volumes; and

•	our ability to increase throughput volumes at our facilities and provide additional ancillary services at those terminals and pipelines.

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

EBITDA, EBITDA attributable to PBFX and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation and amortization expense. We define EBITDA attributable to PBFX as net income (loss) attributable to PBFX before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation and amortization expense attributable to PBFX, which excludes the results of Acquisitions from PBF prior to the effective dates of such transactions. We define distributable cash flow as EBITDA attributable to PBFX plus non-cash unit-based compensation expense, less cash interest, maintenance capital expenditures attributable to PBFX and income taxes. Distributable cash flow will not reflect changes in working capital balances. EBITDA, EBITDA attributable to PBFX and distributable cash flow are not presentations made in accordance with GAAP.

EBITDA, EBITDA attributable to PBFX and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of EBITDA, financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the economic returns on various investment opportunities.

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations for the reasons described below:

Revenues. There are differences in the way our Predecessor historically reported revenues for services provided to PBF Energy and the way we record revenues subsequent to the closing of the IPO and effective dates of the Acquisitions from PBF, and our third-party acquisitions. The majority of our assets have historically been a part of the integrated operations of PBF Energy, and the operation of such assets, prior to our ownership, did not generate third-party or inter-entity revenue with the exception of the DCR Products Pipeline and the Paulsboro Lube Oil Terminal. Revenues are also affected by the completion of organic growth projects, such as the Chalmette Storage Tank.

Following the closing of the IPO, the effective dates of the Acquisitions from PBF and our third-party acquisitions, revenues are primarily generated from the commercial agreements that we entered into with PBF Holding, and others, under which we receive fees for logistics services. Our reported logistics assets revenues are fee-based, and a majority are subject to contractual MVCs. These fees are indexed for inflation in accordance with either the FERC indexing methodology, the PPI or the CPI-U.

General and Administrative Expenses. Historically, our general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by PBF Energy for general corporate services, such as treasury, accounting and legal services. These expenses were allocated to us based on the nature of the expenses and our proportionate share of employee time and headcount. Pursuant to the terms of the Omnibus Agreement, PBF Energy charges us an administrative fee for providing such services. This fee is updated annually and has also been increased in connection with certain of the Acquisitions from PBF as the services have expanded to cover additional assets and personnel. Additionally, we generally reimburse our general partner and its affiliates, including subsidiaries of PBF Energy, for the full salaries and benefits costs of employees who devote more than 50% of their time to us, which is currently estimated to be approximately $2.0 million annually. Refer to “Item 1. Business—Agreements with PBF Energy—Omnibus Agreement” in this Form 10-K for further information regarding these fees and services.

Financing. Historically, we have financed our operations and capital expenditure requirements through internally generated cash flows, proceeds generated by equity and debt offerings and borrowings under the Revolving Credit Facility. In 2016, in connection with the Plains Asset Purchase, we borrowed an additional $98.5 million under the Revolving Credit Facility, which was used to repay $98.3 million of our Term Loan in order to release $98.3 million in marketable securities that had collateralized the Term Loan, and in connection with the acquisition of the Torrance Valley Pipeline, we borrowed an additional $76.2 million under the Revolving Credit Facility, which was used to repay $76.2 million of our Term Loan in order to release $76.2 million in marketable securities that had collateralized the Term Loan. In connection with the acquisition of the Paulsboro Natural Gas Pipeline in 2017, through our newly acquired subsidiary, Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”), we entered into an $11.6 million intercompany promissory note (the “Affiliate Note Payable”) with Paulsboro Refining Company LLC, a wholly-owned subsidiary of PBF Holding. During March and December 2017, we fully repaid the remaining outstanding balances of the Term Loan and the Affiliate Note Payable, respectively. In October 2017, we issued the additional 2023 Notes for an aggregate principal amount of $175.0 million and used the net proceeds from the additional 2023 Notes to repay a portion of the outstanding borrowings under our existing Revolving Credit Facility. During 2018, we have incurred net borrowings of $126.3 million under the Revolving Credit Facility (or the predecessor arrangement) including borrowings for the Knoxville Terminals Purchase and the East Coast Storage Assets Acquisition. On July 30, 2018, we entered into the amended and restated Revolving Credit Facility, which, among other things, increased the maximum commitment available to us from $360.0 million to $500.0 million.

IDR Restructuring. On February 13, 2019, we entered into the IDR Restructuring Agreement with PBF LLC and PBF GP, pursuant to which the IDRs held by PBF LLC will be canceled and converted into 10,000,000 newly issued PBFX common units. The IDR Restructuring is expected to close on February 28, 2019. Subsequent to the IDR Restructuring, the IDRs will be canceled and no distributions will be made to PBF LLC with respect to the IDRs and the newly issued PBFX common units will be entitled to normal distributions. As such, no income was allocated to the IDR holder for the three months ended December 31, 2018.

Third-party Transactions. On April 29, 2016, we completed the Plains Asset Purchase, which has subsequently generated third-party revenues. On April 17, 2017, our wholly-owned subsidiary, PLPT, acquired the Toledo Products Terminal from Sunoco. On April 16, 2018, we, through our wholly-owned subsidiary, PLPT, acquired the Knoxville Terminals from Cummins. On October 1, 2018, we completed the acquisition of the East Coast Storage Assets from Crown Point.

As a result, our results may not be comparable due to additional revenue (including incremental third-party revenue), operating and maintenance expenses and general and administrative expenses associated with the third-party transactions listed above.

Other Factors That Will Significantly Affect Our Results

Supply and Demand for Crude Oil and Refined Products. We generate revenue by charging fees for receiving, handling, transferring, storing and throughputting crude oil, refined products and natural gas. The majority of our revenues are derived from MVC, fee-based commercial agreements with subsidiaries of PBF Energy with initial terms ranging from one to fifteen years, which enhance the stability of our cash flows. The volume of crude oil, refined products and natural gas that is throughput depends substantially on PBF Energy’s refining margins. Refining margins are greatly dependent upon the price of crude oil or other refinery feedstocks, refined products and natural gas.

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

Acquisition and Organic Growth Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under our Omnibus Agreement, subject to certain exceptions, we have a right of first offer on certain logistics assets owned by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Holding’s refineries related to our business in the event PBF Energy permanently shuts down PBF Holding’s refineries. In addition, our commercial agreements provide us with the right to use certain assets at PBF Holding’s refineries in the event of a temporary shutdown. Furthermore, we may pursue strategic asset acquisitions from third parties or organic growth projects to the extent such acquisitions or projects complement our or PBF Energy’s existing asset base or provide attractive potential returns. We believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise, and identifying and executing acquisitions and organic growth projects is a key part of our strategy. However, if we do not complete acquisitions or organic growth projects on economically acceptable terms, our future growth will be limited, and the acquisitions or projects we do complete may reduce, rather than increase, our cash available for distribution. These acquisitions and organic growth projects could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under the Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

Third-Party Business. As of December 31, 2018, PBF Energy accounts for the substantial majority of our revenues and we continue to expect the majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Energy, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput volumes, future growth may be limited.

Noncontrolling Interest. As a result of the acquisition of the Torrance Valley Pipeline, PBFX Op Co became the managing member of Torrance Valley Pipeline Company LLC (“TVPC”) and fully consolidates TVPC. With respect to the consolidation of TVPC, we record a noncontrolling interest for the remaining 50% economic interest in TVPC held by TVP Holding Company LLC (“TVP Holding”). Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

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

Combined Overview. The following tables summarize our results of operations and financial data for the years ended December 31, 2018, 2017 and 2016. The following data should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Revenue:
Affiliate	$259,426	$240,654	$175,448
Third-Party	24,014	16,934	13,558
Total revenue	283,440	257,588	189,006

Costs and expenses:
Operating and maintenance expenses	88,390	73,521	51,393
General and administrative expenses	21,371	16,284	16,967
Depreciation and amortization	29,809	24,404	15,406
Total costs and expenses	139,570	114,209	83,766

Income from operations	143,870	143,379	105,240

Other expense:
Interest expense, net	(40,541)	(31,875)	(28,755)
Amortization of loan fees and debt premium	(1,717)	(1,488)	(1,678)
Accretion on discounted liabilities	(775)	—	—
Net income	100,837	110,016	74,807
Less: Net loss attributable to Predecessor	(2,443)	(4,986)	(11,832)
Less: Net income attributable to noncontrolling interest	17,819	14,565	5,679
Net income attributable to the partners	85,461	100,437	80,960
Less: Net income attributable to the IDR holder	10,011	9,055	4,031
Net income attributable to PBF Logistics LP unitholders	$75,450	$91,382	$76,929

Other Data:
EBITDA attributable to PBFX	$152,428	$152,084	$121,911
Distributable cash flow	111,586	120,038	94,547
Capital expenditures, including acquisitions	175,696	90,258	123,946

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

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$100,837	$110,016	$74,807
Interest expense, net	40,541	31,875	28,755
Amortization of loan fees and debt premium	1,717	1,488	1,678
Accretion of discounted liabilities	775	—	—
Depreciation and amortization	29,809	24,404	15,406
EBITDA	173,679	167,783	120,646
Less: Predecessor EBITDA	(2,051)	(4,303)	(8,763)
Less: Noncontrolling interest EBITDA	23,302	20,002	7,498
EBITDA attributable to PBFX	152,428	152,084	121,911
Non-cash unit-based compensation expense	5,757	5,345	4,360
Cash interest	(40,685)	(33,050)	(28,844)
Maintenance capital expenditures attributable to PBFX	(5,914)	(4,341)	(2,880)
Distributable cash flow	$111,586	$120,038	$94,547

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$133,141	$138,182	$94,053
Change in operating assets and liabilities	5,754	3,071	2,198
Interest expense, net	40,541	31,875	28,755
Non-cash unit-based compensation expense	(5,757)	(5,345)	(4,360)
EBITDA	173,679	167,783	120,646
Less: Predecessor EBITDA	(2,051)	(4,303)	(8,763)
Less: Noncontrolling interest EBITDA	23,302	20,002	7,498
EBITDA attributable to PBFX	152,428	152,084	121,911
Non-cash unit-based compensation expense	5,757	5,345	4,360
Cash interest	(40,685)	(33,050)	(28,844)
Maintenance capital expenditures attributable to PBFX	(5,914)	(4,341)	(2,880)
Distributable cash flow	$111,586	$120,038	$94,547

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA for informational purposes.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income attributable to noncontrolling interest	$17,819	$14,565	$5,679
Depreciation and amortization related to noncontrolling interest (a)	5,483	5,437	1,819
Noncontrolling interest EBITDA	$23,302	$20,002	$7,498
____________

(a)	Represents 50% of depreciation and amortization for TVPC for the years ended December 31, 2018 and 2017.

The following tables present a summary of our results of operations for the years ended December 31, 2018, 2017 and 2016, disaggregated to present the results of our operations and the pre-acquisition results of the Development Assets, PNGPC and TVPC, respectively. For purpose of the tables, PBF Logistics LP includes the post-close results of such assets.

	Year Ended December 31, 2018
	PBF Logistics LP	Development Assets	Consolidated Results
	(In thousands)
Revenue:
Affiliate	$259,426	$—	$259,426
Third-party	22,085	1,929	24,014
Total revenue	281,511	1,929	283,440

Costs and expenses:
Operating and maintenance expenses	84,410	3,980	88,390
General and administrative expenses	21,371	—	21,371
Depreciation and amortization	29,417	392	29,809
Total costs and expenses	135,198	4,372	139,570

Income (loss) from operations	146,313	(2,443)	143,870

Other expense:
Interest expense, net	(40,541)	—	(40,541)
Amortization of loan fees and debt premium	(1,717)	—	(1,717)
Accretion on discounted liabilities	(775)	—	(775)
Net income (loss)	$103,280	$(2,443)	$100,837

	Year Ended December 31, 2017
	PBF Logistics LP	PNGPC	Development Assets	Consolidated Results
	(In thousands)
Revenue:
Affiliate	$240,654	$—	$—	$240,654
Third-party	14,159	—	2,775	16,934
Total revenue	254,813	—	2,775	257,588

Costs and expenses:
Operating and maintenance expenses	66,443	40	7,038	73,521
General and administrative expenses	16,284	—	—	16,284
Depreciation and amortization	23,721	110	573	24,404
Total costs and expenses	106,448	150	7,611	114,209

Income (loss) from operations	148,365	(150)	(4,836)	143,379

Other expense:
Interest expense, net	(31,875)	—	—	(31,875)
Amortization of loan fees and debt premium	(1,488)	—	—	(1,488)
Net income (loss)	$115,002	$(150)	$(4,836)	$110,016

	Year Ended December 31, 2016
	PBF Logistics LP	TVPC	PNGPC	Development Assets	Consolidated Results
	(In thousands)
Revenue:
Affiliate	$175,448	$—	$—	$—	$175,448
Third-party	11,887	—	—	1,671	13,558
Total revenue	187,335	—	—	1,671	189,006

Costs and expenses:
Operating and maintenance expenses	41,317	2,845	401	6,830	51,393
General and administrative expenses	16,609	353	5	—	16,967
Depreciation and amortization	12,337	1,819	827	423	15,406
Total costs and expenses	70,263	5,017	1,233	7,253	83,766

Income (loss) from operations	117,072	(5,017)	(1,233)	(5,582)	105,240

Other expense:
Interest expense, net	(28,755)	—	—	—	(28,755)
Amortization of loan fees	(1,678)	—	—	—	(1,678)
Net income (loss)	$86,639	$(5,017)	$(1,233)	$(5,582)	$74,807

Summary. Our net income for the year ended December 31, 2018 decreased by approximately $9.2 million, or 8.3%, to $100.8 million from $110.0 million for the year ended December 31, 2017. The decrease in net income was primarily due to the following:

•
an increase in operating and maintenance expenses of approximately $14.9 million, or 20.2%, as a result of increased utilities expenses within our Transportation and Terminaling segment, higher maintenance and materials expenses and expenses related to the operations of recently acquired or constructed assets, partially offset by a decrease in outside services expenses within our Transportation and Terminaling segment;

•
an increase in general and administrative expenses of approximately $5.1 million, or 31.2%, as a result of higher acquisition related costs, higher audit and tax-related fees and higher outside services expenses;

•	an increase in depreciation and amortization expenses of approximately $5.4 million, or 22.1%, related to the timing of acquisitions and new assets being placed in service;

•
an increase in interest expense, net of approximately $8.7 million, or 27.2%, attributable to the interest costs associated with the additional 2023 Notes, partially offset by lower borrowings under the Revolving Credit Facility for a majority of the year;

•
an increase in amortization of loan fees and debt premium of approximately $0.2 million, or 15.4%, attributable to the increase in loans fees and debt premium associated with the additional 2023 Notes and the Revolving Credit Facility;

•
an increase in accretion of discounted liabilities of approximately $0.8 million, or 100.0%, attributable to the accretion of the discounted liabilities recorded in connection with the East Coast Storage Assets Acquisition;

partially offset by the following:

•
an increase in total revenue of approximately $25.9 million, or 10.0%, primarily attributable to operations of recently acquired or constructed assets and the inflation rate adjustments implemented in accordance with certain of our commercial agreements (“Inflation Rate Increase”), partially offset by decreases in throughput fees resulting from the amendments to the Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement, each between Delaware City Terminaling Company LLC and PBF Holding, effective January 1, 2018 (together, the “Amended and Restated Rail Agreements”).

Our net income for the year ended December 31, 2017 increased by approximately $35.2 million, or 47.1%, to $110.0 million from $74.8 million for the year ended December 31, 2016. The increase in net income was primarily due to the following:

•
an increase in total revenue of approximately $68.6 million, or 36.3%, primarily attributable to the full year operations of the Torrance Valley Pipeline and the East Coast Terminals, in addition to operations of assets that were acquired or constructed in 2017;

•
a decrease in general and administrative expenses of approximately $0.7 million, or 4.0%, as a result of lower acquisition related costs, partially offset by higher unit-based compensation expense and higher fees associated with the Omnibus Agreement;

•
a decrease in amortization of loan fees and debt premium of approximately $0.2 million, or 11.3%, attributable to the repayment of the Term Loan, offset by the increase in loans fees and debt premium associated with the additional 2023 Notes;

partially offset by the following:

•
an increase in operating and maintenance expenses of approximately $22.1 million, or 43.1%, primarily attributable to full year operations of the Torrance Valley Pipeline and the East Coast Terminals, in addition to operations of assets that were acquired or constructed in 2017, partially offset by a decrease in outside services due to lower throughput at certain of our assets;

•	an increase in depreciation and amortization expenses of approximately $9.0 million, or 58.4%, related to the timing of acquisitions and new assets being placed in service; and

•
an increase in interest expense, net of approximately $3.1 million, or 10.9%, attributable to the interest costs associated with the additional 2023 Notes, higher borrowings under the Revolving Credit Facility for a majority of the year and the Affiliate Note Payable.

Segment Information

Our operations are comprised of operating segments, which are strategic business units that offer different services in various geographical locations. We review operations in two reportable segments: (i) Transportation and Terminaling; and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net revenue less operating expenses and depreciation and amortization. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is further discussed in Note 13 “Segment Information” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Transportation and Terminaling Segment

The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except as noted)
Revenue:
Affiliate	$232,316	$217,404	$153,637
Third-party	18,096	16,934	13,558
Total revenue	250,412	234,338	167,195

Costs and expenses:
Operating and maintenance expenses	76,176	65,885	42,705
Depreciation and amortization	24,899	21,650	12,978
Total costs and expenses	101,075	87,535	55,683
Transportation and Terminaling Segment Operating Income	$149,337	$146,803	$111,512

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd)*	291,655	204,833	164,210
Lease tank capacity (average lease capacity barrels per month)**	2,067,660	2,089,529	2,023,304
Pipelines
Total throughput (bpd)*	164,787	140,900	149,831
Lease tank capacity (average lease capacity barrels per month)**	1,583,294	1,250,930	1,439,846
____________
(*) Calculated as the sum of the average throughput per day for each asset group for the period presented.

(**)	Lease capacity is based on tanks in service and average lease capacity available during the period.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue. Revenue increased by approximately $16.1 million, or 6.9%, to $250.4 million for the year ended December 31, 2018 compared to $234.3 million for the year ended December 31, 2017. The increase in revenue was primarily attributable to operations of recently acquired or constructed assets, increased throughput in excess of MVC levels at certain of our assets and the Inflation Rate Increase, partially offset by decreases in throughput fees resulting from the Amended and Restated Rail Agreements.

Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately $10.3 million, or 15.6%, to $76.2 million for the year ended December 31, 2018 compared to $65.9 million for the year ended December 31, 2017. The increase in operating and maintenance expenses was primarily attributable to operations of recently acquired or constructed assets, higher utilities expenses related to increased throughput volumes on our pipeline assets and higher maintenance and materials expenses, partially offset by a decrease in outside services expenses.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $3.2 million, or 15.0%, to $24.9 million for the year ended December 31, 2018 compared to $21.7 million for the year ended December 31, 2017. The increase in depreciation and amortization expense was primarily attributable to the timing of acquisitions and new assets being placed in service.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue. Revenue increased by approximately $67.1 million, or 40.2%, to $234.3 million for the year ended December 31, 2017 compared to $167.2 million for the year ended December 31, 2016. The increase in revenue was primarily attributable to the full year operations of the Torrance Valley Pipeline and the East Coast Terminals, in addition to operations of assets that were acquired or constructed in 2017.

Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately $23.2 million, or 54.3%, to $65.9 million for the year ended December 31, 2017 compared to $42.7 million for the year ended December 31, 2016. The increase in operating and maintenance expenses was primarily attributable to the full year operations of the Torrance Valley Pipeline and the East Coast Terminals, in addition to operations of assets that were acquired or constructed in 2017, partially offset by a decrease in outside services due to lower throughput at certain of our assets.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $8.7 million, or 66.8%, to $21.7 million for the year ended December 31, 2017 compared to $13.0 million for the year ended December 31, 2016. The increase in depreciation and amortization expense was primarily attributable to the timing of acquisitions and new assets being placed in service.

Storage Segment

The following table and discussion is an explanation of our results of operations of the Storage segment for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except as noted)
Revenue:
Affiliate	$27,110	$23,250	$21,811
Third-party	5,918	—	—
Total revenue	33,028	23,250	21,811

Costs and expenses:
Operating and maintenance expenses	12,214	7,636	8,688
Depreciation and amortization	4,910	2,754	2,428
Total costs and expenses	17,124	10,390	11,116
Storage Segment Operating Income	$15,904	$12,860	$10,695

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)*	7,550,292	4,363,630	3,635,236
____________

(*)	Storage capacity is based on tanks in service and average shell capacity available during the period.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue. Revenue increased by approximately $9.8 million, or 42.1%, to $33.0 million for the year ended December 31, 2018 compared to $23.3 million for the year ended December 31, 2017. The increase in revenue was primarily attributable to operations of the East Coast Storage Assets, the full year operations of the Chalmette Storage Agreement commencing in November 2017, higher available storage capacity and the Inflation Rate Increase.

Operating and Maintenance Expenses. Operating and maintenance expenses increased by approximately $4.6 million, or 60.0%, to $12.2 million for the year ended December 31, 2018 compared to $7.6 million for the year ended December 31, 2017. The increase in operating and maintenance expenses was primarily attributable to higher maintenance activity, as well as expenses associated with the East Coast Storage Assets and the full year operations of the Chalmette Storage Tank.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $2.2 million, or 78.3%, to $4.9 million for the year ended December 31, 2018 compared to $2.8 million for the year ended December 31, 2017. The increase in depreciation and amortization expense was primarily attributable to the East Coast Storage Assets and a full year of depreciation for the Chalmette Storage Tank.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue. Revenue increased by approximately $1.4 million, or 6.6%, to $23.3 million for the year ended December 31, 2017 compared to $21.8 million for the year ended December 31, 2016. The increase in revenue was primarily attributable to higher storage capacity at the Toledo Storage Facility, as well as the Chalmette Storage Tank commencing service in November 2017.

Operating and Maintenance Expenses. Operating and maintenance expenses decreased by approximately $1.1 million, or 12.1%, to $7.6 million for the year ended December 31, 2017 compared to $8.7 million for the year ended December 31, 2016. The decrease in operating and maintenance expenses was primarily attributable to lower maintenance activity.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $0.3 million, or 13.4%, to $2.8 million for the year ended December 31, 2017 compared to $2.4 million for the year ended December 31, 2016. The increase in depreciation and amortization expense was primarily attributable to the Chalmette Storage Tank being placed in service in 2017.

Liquidity and Capital Resources

During 2018, we incurred net borrowings of $126.3 million including borrowings for the Knoxville Terminals Purchase and the East Coast Storage Assets Acquisition. On July 30, 2018, we entered into the amended and restated Revolving Credit Facility, which increased the maximum commitment available to us from $360.0 million to $500.0 million.

Refer to Notes 4 “Acquisitions” and 7 “Debt” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

At December 31, 2018, we had $156.0 million of borrowings and $4.0 million of letters of credit outstanding under the Revolving Credit Facility and $525.0 million in aggregate principal amount of outstanding 2023 Notes.

We expect our ongoing sources of liquidity to include cash generated from operations (including proceeds from our commercial agreements with PBF Holding), borrowings under the Revolving Credit Facility and the issuance of additional debt and equity securities as appropriate given market conditions. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. We have sold our marketable securities over time to fund our capital expenditures. As a result, our marketable securities, coupled with the availability under the Revolving Credit Facility, initially provided us with the ability to fund capital expenditures without increasing the net amount of our outstanding borrowings. All of our marketable securities have been liquidated as of December 31, 2017. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and distributions on our units, as well as make future acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness.

We have paid, and intend to continue to pay, at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $13.8 million per quarter and approximately $55.2 million per year based on the number of common units outstanding as of December 31, 2018. Immediately following the closing of the IDR Restructuring, we will require available cash of approximately $16.8 million on an annualized basis, or approximately $67.2 million per year, to pay the minimum quarterly distribution.

The tables below summarize our 2018 and 2017 quarterly distributions related to our quarterly financial results:

Quarter Ended	Declaration Date	Quarterly Distribution per Common and Subordinated Unit	Quarterly Distribution per Common and Subordinated Unit, Annualized	Total Cash Distribution (in thousands) (a)
December 31, 2018	February 14, 2019	$0.5050	$2.0200	$27,951
September 30, 2018	October 31, 2018	0.5000	2.0000	26,315
June 30, 2018	August 2, 2018	0.4950	1.9800	25,860
March 31, 2018	May 3, 2018	0.4900	1.9600	23,553
December 31, 2017	February 15, 2018	0.4850	1.9400	23,058
September 30, 2017	November 2, 2017	0.4800	1.9200	22,636
June 30, 2017	August 3, 2017	0.4700	1.8800	21,797
March 31, 2017	May 4, 2017	0.4600	1.8400	20,938
____________

(a)
Cash distributions are paid in the quarter subsequent to the period in which the distributions are earned. For the quarter ended December 31, 2018, total cash distribution was estimated based on vested shares anticipated to be outstanding as of the record date. We do not expect the actual distribution to be materially different.

Expiration of Subordination Period

On June 1, 2017, the requirements under our partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, each of our 15,886,553 outstanding subordinated units converted on a one-for-one basis into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of our outstanding units representing limited partner interests. Refer to Notes 8 “Equity” and 10 “Net Income per Unit” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Credit Facilities

Revolving Credit Facility

The maximum amount of the Revolving Credit Facility was increased to $500.0 million in July 2018. We have the ability to further increase the maximum amount of the Revolving Credit Facility by an additional $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from its lenders or other financial institutions and satisfaction of certain conditions. Refer to Note 7 “Debt” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information regarding the Revolving Credit Facility, as well as information pertaining to corresponding financial and other covenants. We are in compliance with our financial and other covenants as of December 31, 2018.

Senior Notes

On May 12, 2015, we and our wholly-owned subsidiary, PBF Finance (and together with us, the “Issuers”), issued $350.0 million aggregate principal amount of the initial 2023 Notes. On October 6, 2017, we issued $175.0 million in aggregate principal amount of the additional 2023 Notes. The additional 2023 Notes were issued under the indenture governing the initial 2023 Notes.

The 2023 Notes are guaranteed on a senior unsecured basis by all of our subsidiaries. In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the indenture governing the 2023 Notes. We have the option to repurchase all or a portion of the 2023 Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the 2023 Notes have the option to require that we repurchase the principal amounts of the 2023 Notes together with any accrued and unpaid interest to the date of redemption only upon a change in control, certain asset sale transactions, or in the event of a default as defined in the indenture governing the 2023 Notes. In addition, the 2023 Notes contain covenants limiting our and our restricted subsidiaries’ ability to make certain types of investments, incur additional debt, issue preferred equity, create liens, make certain payments, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. We are in compliance with the covenants as of December 31, 2018.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$133,141	$138,182	$94,053
Net cash (used in) provided by investing activities	(175,696)	(50,234)	70,298
Net cash provided by (used in) financing activities	42,799	(132,505)	(118,808)
Net change in cash and cash equivalents	$244	$(44,557)	$45,543

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by approximately $5.0 million to $133.1 million for the year ended December 31, 2018 compared to $138.2 million for the year ended December 31, 2017. The decrease in net cash provided by operating activities was primarily the result of a decrease in net income of approximately $9.2 million and a net decrease in the net changes in operating assets and liabilities of approximately $2.7 million primarily driven by the timing of collection of accounts receivables and liability payments, partially offset by a net increase in non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium, accretion on discounted liabilities and unit-based compensation of approximately $6.8 million.

Net cash provided by operating activities increased by approximately $44.1 million to $138.2 million for the year ended December 31, 2017 compared to $94.1 million for the year ended December 31, 2016. The increase in net cash provided by operating activities was primarily the result of an increase in net income of approximately $35.2 million and a net increase non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium and unit-based compensation of approximately $9.8 million, partially offset by a net decrease in the net changes in operating assets and liabilities of approximately $0.9 million primarily driven by the timing of collection of accounts receivables and liability payments.

Cash Flows from Investing Activities

Net cash used in investing activities increased by approximately $125.5 million to $175.7 million for the year ended December 31, 2018 compared to $50.2 million for the year ended December 31, 2017. The increase in net cash used in investing activities was primarily the result of capital expenditures related to the East Coast Terminals Acquisition of $75.0 million and the Knoxville Terminals Purchase of $58.4 million and a decrease in net sales and maturities of marketable securities of approximately $40.0 million, partially offset by a decrease in capital expenditures of approximately $37.8 million primarily related to the construction of assets in 2017 and the Toledo Products Terminal Acquisition of $10.1 million in April 2017.

Net cash used in investing activities changed by approximately $120.5 million to $50.2 million for the year ended December 31, 2017 compared to net cash provided by investing activities of $70.3 million for the year ended

December 31, 2016. The change in net cash used in investing activities was primarily the result of a decrease in net sales and maturities of marketable securities of approximately $154.2 million, an increase in capital expenditures of approximately $54.6 million primarily related to the construction of assets in 2017 and the Toledo Products Terminal Acquisition of $10.1 million in April 2017, partially offset by the Plains Asset Purchase of $98.4 million in April 2016.

Cash Flows from Financing Activities

Net cash provided by financing activities changed by approximately $175.3 million to $42.8 million for the year ended December 31, 2018 compared to net cash used in financing activities of $132.5 million for the year ended December 31, 2017. Net cash provided by financing activities for the year ended December 31, 2018 consisted of net borrowings under the Revolving Credit Facility of $126.3 million, net proceeds from the issuance of common units of $34.8 million and a contribution from PBF LLC of $4.2 million related to the 2018 pre-acquisition activities of the Development Assets, partially offset by distributions to unitholders of $98.8 million, distributions to TVPC members of $20.3 million and deferred financing costs of $3.5 million. Net cash used in financing activities for the year ended December 31, 2017 consisted of net repayments on the Revolving Credit Facility of $159.5 million, distributions to unitholders of $85.4 million, repayment of our Term Loan of $39.7 million, distributions to TVPC members of $21.5 million, repayment of our Affiliate Note Payable of $11.6 million and deferred financing costs of $3.7 million, partially offset by the proceeds from the issuance of the additional 2023 Notes of $178.5 million and a contribution from PBF LLC of $10.4 million related to the 2017 pre-acquisition activities of PNGPC and the Development Assets.

Net cash used in financing activities increased by approximately $13.7 million to $132.5 million for the year ended December 31, 2017 compared to $118.8 million for the year ended December 31, 2016. Net cash used in financing activities for the year ended December 31, 2017 consisted of net repayments on the Revolving Credit Facility of $159.5 million, distributions to unitholders of $85.4 million, repayment of our Term Loan of $39.7 million, distributions to TVPC members of $21.5 million, repayment of our Affiliate Note Payable of $11.6 million and deferred financing costs of $3.7 million, partially offset by the proceeds from the issuance of the additional 2023 Notes of $178.5 million and a contribution from PBF LLC of $10.4 million related to the 2017 pre-acquisition activities of PNGPC and the Development Assets. Net cash used in financing activities for the year ended December 31, 2016 consisted of repayment of our Term Loan of $194.5 million, distributions to PBF LLC related to Acquisitions from PBF of $175.0 million and distributions to unitholders of $67.5 million, partially offset by net borrowings on the Revolving Credit Facility of $164.7 million, net proceeds from PBFX’s public offerings of common units in April 2016 and August 2016 of $138.4 million and contributions from PBF LLC of $15.2 million related to the 2016 pre-acquisition activities of TVPC, PNGPC and the Development Assets.

Capital Expenditures

Our capital requirements have consisted of, and are expected to continue to consist of, maintenance capital expenditures, regulatory capital expenditures and expansion capital expenditures. Maintenance capital expenditures are expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the refurbishment and replacement of terminals, to maintain equipment reliability, integrity and safety. Regulatory capital expenditures are expenditures made to attain or maintain compliance with regulatory standards. Examples of regulatory capital expenditures are expenditures incurred to address environmental laws or regulations. Expansion capital expenditures are expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term. Examples of expansion capital expenditures include the acquisition of equipment and the construction, development or acquisition of unloading equipment or other equipment at our facilities or additional throughput capacity to the extent such capital expenditures are expected to expand our operating capacity or our operating income.

Capital expenditures for the past three years were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Expansion*	$169,023	$85,662	$121,026
Maintenance	6,168	4,596	2,920
Regulatory	505	—	—
Total capital expenditures	$175,696	$90,258	$123,946
____________

(*)	Expansion capital expenditures include our acquisitions for the periods presented.

For the year ended December 31, 2018, our capital expenditures were primarily incurred for the East Coast Storage Assets Acquisition, the Knoxville Terminals Purchase, organic growth projects associated with the Development Assets and the maintenance of the Toledo Storage Facility, the East Coast Terminals and the Torrance Valley Pipeline. For the year ended December 31, 2017, our capital expenditures were primarily incurred for the construction of the Paulsboro Natural Gas Pipeline and the Chalmette Storage Tank, the acquisition of the Paulsboro Natural Gas Pipeline, the Toledo Products Terminal Acquisition and the maintenance of the Toledo Storage Facility, the East Coast Terminals and the Torrance Valley Pipeline. For the year ended December 31, 2016, our capital expenditures were primarily incurred for the expansion of the DCR Products Pipeline, the Plains Asset Purchase and the maintenance of the Toledo Storage Facility and the DCR Products Pipeline.

We currently expect to spend an aggregate of between approximately $27.5 million and $32.5 million during 2019 for capital expenditures, of which between approximately $14.0 million and $18.0 million relate to maintenance or regulatory capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2019. We may rely on external sources including other borrowings under the Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion.

Under the Omnibus Agreement, PBF Energy has agreed to reimburse us for any costs up to $20.0 million per event (net of any insurance recoveries) that we incur for repairs required due to the failure of any Contributed Asset to operate in substantially the same manner and condition as such asset was operating prior to the closing of the IPO and the Acquisitions from PBF during the first five years after the closing of the IPO and the Acquisitions from PBF, and any matters related thereto.

Contractual Obligations

Information regarding our contractual obligations of the types described below as of December 31, 2018, is set forth in the following table:

	Payments Due by Period
	Totals	2019	2020 and 2021	2022 and 2023	2024 and Beyond
	(In thousands)

Long-term debt obligations (1)	$681,000	$—	$—	$681,000	$—
Interest (2)	206,052	45,613	91,226	69,213	—
Affiliate - services agreements (3)	211,723	15,587	31,174	31,174	133,788
Environmental obligations (4)	2,587	517	800	800	470
Construction obligations	4,632	4,632	—	—	—
Deferred payment for East Coast Storage Assets Acquisition	32,000	32,000	—	—	—
Contingent Consideration (5)	27,978	—	18,340	9,638	—
Operating leases and other (6)	9,879	1,250	1,460	1,140	6,029
Total obligations	$1,175,851	$99,599	$143,000	$792,965	$140,287
____________________

(1)	No principal amounts are due under our 2023 Notes and Revolving Credit Facility until May 2023 and July 2023, respectively.

(2)
Includes interest on our 2023 Notes and Revolving Credit Facility based on outstanding indebtedness as of December 31, 2018. Includes commitment fees on the Revolving Credit Facility through July 2023 using rates in effect at December 31, 2018.

(3)
Includes annual fixed payments under the Omnibus Agreement and the Services Agreement, as well as an estimate of approximately $2.0 million annually of obligations under the Omnibus Agreement to reimburse PBF LLC for full salaries and benefit costs of employees who devote more than 50% of their time to us. Obligations under these agreements are expected to continue through the terms of our existing commercial agreements.

(4)
Includes environmental liabilities associated with the East Coast Terminals, the Torrance Valley Pipeline and the East Coast Storage Assets. In accordance with the Contribution Agreement for TVPC, PBF Holding has indemnified us for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events.

(5)	Includes the estimated undiscounted Contingent Consideration payable to Crown Point related to the East Coast Storage Assets Acquisition to be paid annually starting in 2020.

(6)	Includes operating leases and rental and franchise payments to secure right of way access across certain East Coast Terminals and Torrance Valley Pipeline assets with various terms and tenures.

Effects of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2018, 2017 and 2016, respectively, except as noted above for the 2018 Inflation Rate Increase.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities, other than outstanding letters of credit in the amount of $4.0 million and operating leases.

Environmental and Other Matters

Environmental Regulation

Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance and regulatory capital expenditures and net income, we believe they do not necessarily affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the development of additional facilities or equipment. Furthermore, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.

Environmental Liabilities

Contaminations resulting from spills of crude oil or petroleum products are not unusual within the petroleum terminaling or transportation industries. Historic spills at truck and rail racks and terminals, as a result of past operations, have resulted in contamination of the environment, including soils and groundwater.

Pursuant to the Contribution Agreements entered into in connection with the IPO and the Acquisitions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor’s properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of the IPO and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for (i) certain events and conditions associated with the ownership or operation of our assets that occur, as applicable, after the closing of the each Acquisition from PBF (including the IPO), and (ii) environmental liabilities related to our assets if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of us or our employees, including those seconded to us. As a result, we may incur environmental expenses in the future, which may be substantial.

In connection with the Plains Asset Purchase, the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $0.3 million per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period.

In connection with the Toledo Products Terminal Acquisition, we did not assume, and are currently not aware of, any pre-existing environmental obligations. If pre-acquisition environmental obligations are identified, Sunoco is responsible for any liabilities up to $2.0 million identified to have occurred since 2002. For liabilities arising prior to 2002, Sunoco is indemnified by the prior owner under an agreement between Sunoco and the prior owner, and we are entitled to be reimbursed for all amounts paid related to such liabilities on a full pass-through basis.

In connection with the Knoxville Terminals Purchase, we did not assume, and are currently not aware of, any pre-existing environmental obligations. Additionally, we and Cummins purchased a ten-year, $30.0 million environmental insurance policy against unknown environmental liabilities. For items not covered by the insurance policy, Cummins remains responsible for pre-acquisition environmental obligations up to $5.8 million.

In connection with the East Coast Storage Assets Acquisition, we assumed the pre-existing environmental obligations associated with the East Coast Storage Assets. Additionally, we and Crown Point purchased a ten-year, $30.0 million environmental insurance policy with a retention of not less than $0.5 million against unknown environmental liabilities.

As of December 31, 2018, we have recorded a total liability related to environmental remediation costs of $2.6 million related to the acquisitions of the East Coast Terminals, the Torrance Valley Pipeline and the East Coast Storage Assets. Refer to Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. We prepare our Consolidated Financial Statements in conformity with GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader’s understanding, management has identified our critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring, at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Unless otherwise noted, estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates is not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments (collectively, we refer to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”). The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements for both lessee and lessor relationships, including identification of owned assets subject to operating leases as a lessor. We adopted the Updated Lease Guidance effective January 1, 2019, using a modified retrospective approach whereby a cumulative effect adjustment will be recognized upon adoption and the Updated Lease Guidance will be applied prospectively.

We completed our evaluation of the provisions of the Updated Lease Guidance, including the adoption of certain practical expedients allowed. The significant practical expedients adopted include the following:

•	We elected the practical expedient to apply the transition approach as of the beginning of the period of adoption and not restate comparative periods;

•
We elected to utilize the “package of three” expedients, as defined in the Updated Lease Guidance, whereby we did not reassess whether contracts existing prior to the effective date contain leases, nor did we reassess lease classification determinations nor whether initial direct costs qualify for capitalization;

•	We elected the practical expedient to not capitalize any leases with initial terms of less than twelve months on our balance sheet;

•	We elected the practical expedient to not separate lease and non-lease components for both lessee and lessor relationships; and

•
We elected the practical expedient to continue to account for land easements (rights of way) that were not previously accounted for as leases consistent with prior accounting until such contracts are modified or replaced, at which time they would be assessed for lease determination under the Updated Lease Guidance.

We successfully completed the implementation of a lease software system and refined business processes and controls to address the new standard. We are currently developing our lease disclosures and enhancing our accounting systems to enable the preparation of such disclosures beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. As of the date of implementation on January 1, 2019, the impact of the adoption of the Updated Lease Guidance is estimated to result in the recognition of a right of use asset and lease payable obligation on our balance sheet not expected to exceed $1.0 million. In addition, Lessor accounting for us will remain relatively unchanged from current GAAP reporting, but will include some enhanced disclosure requirements. Subsequent to adoption, we do not anticipate the impact on our net income and cash flows to be material.

Refer to Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional Recently Issued Accounting Pronouncements.

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

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At December 31, 2018, we had $156.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $3.9 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PBF Logistics GP LLC and
Unitholders of PBF Logistics LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PBF Logistics LP and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, partners’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 21, 2019

We have served as the Partnership’s auditor since 2013.

PBF LOGISTICS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$19,908	$19,664
Accounts receivable - affiliates	37,052	40,817
Accounts receivable	7,511	1,423
Prepaids and other current assets	4,598	1,793
Total current assets	69,069	63,697
Property, plant and equipment, net	862,117	684,488
Goodwill	6,332	—
Other non-current assets	18,835	30
Total assets	$956,353	$748,215
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$12,047	$8,352
Accounts payable and accrued liabilities	50,972	19,794
Deferred revenue	2,960	1,438
Total current liabilities	65,979	29,584
Long-term debt	673,324	548,793
Other long-term liabilities	23,860	2,078
Total liabilities	763,163	580,455

Commitments and contingencies (Note 11)

Equity:
Net investment - Predecessor	—	10,665
Common unitholders (45,348,663 and 41,900,708 units issued and outstanding, as of December 31, 2018 and 2017, respectively)	23,718	(17,544)
IDR holder - PBF LLC	—	2,736
Total PBF Logistics LP equity	23,718	(4,143)
Noncontrolling interest	169,472	171,903
Total equity	193,190	167,760
Total liabilities and equity	$956,353	$748,215

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2018	2017	2016

Revenue:
Affiliate	$259,426	$240,654	$175,448
Third-party	24,014	16,934	13,558
Total revenue	283,440	257,588	189,006

Costs and expenses:
Operating and maintenance expenses	88,390	73,521	51,393
General and administrative expenses	21,371	16,284	16,967
Depreciation and amortization	29,809	24,404	15,406
Total costs and expenses	139,570	114,209	83,766

Income from operations	143,870	143,379	105,240

Other expense:
Interest expense, net	(40,541)	(31,875)	(28,755)
Amortization of loan fees and debt premium	(1,717)	(1,488)	(1,678)
Accretion on discounted liabilities	(775)	—	—
Net income	100,837	110,016	74,807
Less: Net loss attributable to Predecessor	(2,443)	(4,986)	(11,832)
Less: Net income attributable to noncontrolling interest	17,819	14,565	5,679
Net income attributable to the partners	85,461	100,437	80,960
Less: Net income attributable to the IDR holder	10,011	9,055	4,031
Net income attributable to PBF Logistics LP unitholders	$75,450	$91,382	$76,929

Net income per limited partner unit:
Common units - basic	$1.73	$2.17	$2.01
Common units - diluted	1.73	2.17	2.01
Subordinated units - basic and diluted	—	2.15	2.01

Weighted-average limited partner units outstanding:
Common units - basic	43,646,997	35,505,446	22,288,118
Common units - diluted	43,731,299	35,568,760	22,338,784
Subordinated units - basic and diluted	—	6,572,245	15,886,553

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in thousands)

	Net Investment	Common Units	Subordinated Units - PBF LLC	IDR	Noncontrolling Interest	Total
Balance at January 1, 2016	$8,734	$91,954	$(277,094)	$(535)	$—	$(176,941)
Net loss attributable to Development Assets	(5,582)	—	—	—	—	(5,582)
Net loss attributable to PNGPC	(1,233)	—	—	—	—	(1,233)
Net loss attributable to TVPC	(5,017)	—	—	—	—	(5,017)
Sponsor contributions	366,306	—	—	—	—	366,306
Allocation of TVPC assets acquired to unitholders	(346,458)	174,650	(2,158)	—	173,966	—
Distributions to PBF LLC related to the TVPC Acquisition	—	(175,000)	—	—	—	(175,000)
Quarterly distributions to unitholders (including IDRs)	—	(38,088)	(27,006)	(3,348)	—	(68,442)
Net proceeds from public offering	—	138,378	—	—	—	138,378
Net income attributable to the partners	—	45,010	31,919	4,031	5,679	86,639
Contributions from PBF LLC	—	15	—	—	—	15
Unit-based compensation expense	—	4,360	—	—	—	4,360
Other	—	(4)	(1,744)	1,118	237	(393)
Balance at December 31, 2016	$16,750	$241,275	$(276,083)	$1,266	$179,882	$163,090

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (Continued)
(in thousands)

	Net Investment	Common Units	Subordinated Units - PBF LLC	IDR	Noncontrolling Interest	Total
Balance at January 1, 2017	$16,750	$241,275	$(276,083)	$1,266	$179,882	$163,090
Net loss attributable to Development Assets	(4,836)	—	—	—	—	(4,836)
Net loss attributable to PNGPC	(150)	—	—	—	—	(150)
Sponsor contributions	10,439	—	—	—	—	10,439
Allocation of PNGPC assets acquired to unitholders	(11,538)	11,592	(54)	—	—	—
Distributions to PBF LLC related to the PNGPC Acquisition	—	(11,600)	—	—	—	(11,600)
Quarterly distributions to unitholders (including IDRs)	—	(64,515)	(14,457)	(7,584)	—	(86,556)
Distributions to TVPC members	—	—	—	—	(21,544)	(21,544)
Net income attributable to the partners	—	77,219	14,163	9,055	14,565	115,002
Unit-based compensation expense	—	5,345	—	—	—	5,345
Contributions from PBF LLC	—	527	—	—	—	527
Subordinated units conversion to common units	—	(276,433)	276,433	—	—	—
Other	—	(954)	(2)	(1)	(1,000)	(1,957)
Balance at December 31, 2017	$10,665	$(17,544)	$—	$2,736	$171,903	$167,760

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (Continued)
(in thousands)

	Net Investment	Common Units	Subordinated Units - PBF LLC	IDR	Noncontrolling Interest	Total
Balance at January 1, 2018	$10,665	$(17,544)	$—	$2,736	$171,903	$167,760
Net loss attributable to Development Assets	(2,443)	—	—	—	—	(2,443)
Sponsor contributions	4,455	—	—	—	—	4,455
Allocation of Development Assets acquired to unitholders	(12,677)	12,677	—	—	—	—
Quarterly distributions to unitholders (including IDRs)	—	(87,384)	—	(12,747)	—	(100,131)
Distributions to TVPC members	—	—	—	—	(20,250)	(20,250)
Net income attributable to the partners	—	75,450	—	10,011	17,819	103,280
Unit-based compensation expense	—	5,757	—	—	—	5,757
Contributions from PBF LLC	—	1,056	—	—	—	1,056
Issuance of common units, net of expense	—	34,820	—	—	—	34,820
Other	—	(1,114)	—	—	—	(1,114)
Balance at December 31, 2018	$—	$23,718	$—	$—	$169,472	$193,190

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$100,837	$110,016	$74,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,809	24,404	15,406
Amortization of loan fees and debt premium	1,717	1,488	1,678
Accretion on discounted liabilities	775	—	—
Unit-based compensation expense	5,757	5,345	4,360
Changes in operating assets and liabilities:
Accounts receivable - affiliates	3,765	(3,954)	(12,439)
Accounts receivable	(6,088)	2,871	(4,294)
Prepaids and other current assets	(679)	(39)	3,152
Accounts payable - affiliates	(253)	721	3,513
Accounts payable and accrued liabilities	(2,336)	(2,086)	7,920
Deferred revenue	1,522	486	952
Other assets and liabilities	(1,685)	(1,070)	(1,002)
Net cash provided by operating activities	133,141	138,182	94,053

Cash flows from investing activities:
Plains Asset Purchase	—	—	(98,373)
Toledo Products Terminal Acquisition	—	(10,097)	—
Knoxville Terminals Purchase	(58,356)	—	—
East Coast Storage Assets Acquisition	(74,989)	—	—
Expenditures for property, plant and equipment	(42,351)	(80,161)	(25,573)
Purchases of marketable securities	—	(75,036)	(1,909,965)
Maturities of marketable securities	—	115,060	2,104,209
Net cash (used in) provided by investing activities	$(175,696)	$(50,234)	$70,298

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Net proceeds from issuance of common units	$34,820	$—	$138,378
Distribution to PBF LLC related to Acquisitions from PBF	—	—	(175,000)
Distributions to unitholders	(98,786)	(85,430)	(67,534)
Distributions to TVPC members	(20,250)	(21,544)	—
Contribution from parent	4,201	10,439	15,184
Proceeds from issuance of senior notes	—	178,500	—
Repayment of term loan	—	(39,664)	(194,536)
Proceeds from revolving credit facility	170,000	20,000	194,700
Repayment of revolving credit facility	(43,700)	(179,500)	(30,000)
Repayment of Affiliate Note Payable	—	(11,600)	—
Deferred financing costs	(3,486)	(3,706)	—
Net cash provided by (used in) financing activities	42,799	(132,505)	(118,808)

Net change in cash and cash equivalents	244	(44,557)	45,543
Cash and cash equivalents at beginning of year	19,664	64,221	18,678
Cash and cash equivalents at end of period	$19,908	$19,664	$64,221

Supplemental cash flow disclosures:
Non-cash activities:
Contribution of net assets from PBF LLC	$1,056	$527	$15
Accrued capital expenditures	4,632	1,423	1,540
Issuance of Affiliate Note Payable	—	11,600	—
Deferred payment for East Coast Storage Assets Acquisition	30,900	—	—
East Coast Storage Assets contingent consideration	21,100	—	—
Units issued as consideration for acquisitions	31,586	—	—
Cash paid during year for:
Interest, net of capitalized interest of $143, $1,219, and $118 in 2018, 2017 and 2016, respectively	$39,716	$29,231	$28,550

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of December 31, 2018, owned 99% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (“IPO”). As of December 31, 2018, PBF LLC held a 44% limited partner interest in PBFX and owned all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 56% limited partner interest owned by public unit holders. On February 13, 2019, the Partnership entered into an Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which the IDRs held by PBF LLC will be canceled and converted into newly issued PBFX common units.

PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates. The Partnership does not take ownership of or receive any payments based on the value of the crude oil, products, natural gas or intermediates that it handles and does not engage in the trading of any commodities. PBFX’s assets are integral to the operations of PBF Holding’s refineries, and, as a result, the Partnership continues to generate a substantial majority of its revenue from transactions with PBF Holding. Additionally, certain of PBFX’s assets also generate revenue from third-party transactions.

Acquisitions in 2018

On April 16, 2018, the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial Pipeline Company and Plantation Pipe Line Company pipeline systems and truck loading facilities (the “Knoxville Terminals”) from Cummins Terminals, Inc. (“Cummins”) for total cash consideration of $58,000, excluding working capital adjustments (the “Knoxville Terminals Purchase”). This acquisition was accounted for as a business combination under United States of America (“U.S.”) generally accepted accounting principles (“GAAP”). Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion regarding the Knoxville Terminals Purchase.

On July 16, 2018, PBFX entered into an agreement with Crown Point International, LLC (“Crown Point”) to purchase its wholly-owned subsidiary, CPI Operations LLC (“CPI”), whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets”) for total consideration of $126,989, including working capital and contingent consideration (the “East Coast Storage Assets Acquisition”), which was comprised of an initial payment at closing of $75,000 with a remaining balance of $32,000 being payable one year after closing. Additionally, the East Coast Storage Assets Acquisition includes an earn-out provision related to an existing commercial agreement with a third-party, based on the future results of restarting certain of the acquired idled assets (the “Contingent Consideration”). The East Coast Storage Assets Acquisition closed on October 1, 2018. This acquisition was accounted for as a business combination under GAAP. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion regarding the East Coast Storage Assets Acquisition and the Contingent Consideration.

On July 16, 2018, the Partnership entered into four contribution agreements with PBF LLC pursuant to which PBF Energy contributed to PBFX certain of its subsidiaries (the “Development Assets Contribution Agreements”). Pursuant to the Development Assets Contribution Agreements, the Partnership acquired from PBF LLC all of the issued and outstanding limited liability company interests of: Toledo Rail Logistics Company LLC (“TRLC”), whose assets consist of a loading and unloading rail facility located at PBF Holding’s Toledo Refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC (“CLC”), whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

are located at PBF Holding’s Chalmette Refinery; Paulsboro Terminaling Company LLC (“PTC”), whose assets consist of a lube oil terminal facility located at PBF Holding’s Paulsboro Refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC (“DSLC”), whose assets consist of an ethanol storage facility located at PBF Holding’s Delaware City Refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”). The acquisition of the Development Assets closed on July 31, 2018 for total consideration of $31,586, consisting of 1,494,134 common units issued to PBF LLC (the “Development Assets Acquisition”). This acquisition was accounted for as a transfer of assets between entities under common control under GAAP. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion regarding the Development Assets Acquisition.

Principles of Combination and Consolidation and Basis of Presentation

In connection with the IPO, PBF LLC contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to the Partnership. The assets were owned and operated by PBF Holding’s subsidiaries, Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC (“TRC”), and were contributed to PBF LLC in connection with the IPO. PBF Holding, together with its subsidiaries, owns and operates five oil refineries and related facilities in North America. PBF Energy, through its ownership in PBF LLC, controls all of the business affairs of PBFX and PBF Holding.

PBFX’s initial assets consisted of a double loop track with ancillary pumping and unloading equipment (the “DCR Rail Terminal”) and a crude truck unloading terminal consisting of lease automatic custody transfer units (the “Toledo Truck Terminal”), which together with the DCR Rail Terminal, are referred to as the “IPO Assets.” Subsequent to the IPO, the Partnership acquired from PBF LLC a heavy crude oil rail unloading facility at the Delaware City Refinery (the “DCR West Rack,” together with the DCR Rail Terminal, the “DCR Rail Facility”), a tank farm and related facilities, which included a propane storage and loading facility (the “Toledo Storage Facility”), an interstate petroleum products pipeline (the “DCR Products Pipeline”) and truck loading rack (the “DCR Truck Rack”), which are collectively referred to as the “DCR Products Pipeline and Truck Rack,” the San Joaquin Valley pipeline system, which consists of the M55, M1 and M70 crude pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), the Paulsboro Natural Gas Pipeline (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements) and the Development Assets.

The transactions entered into with PBF LLC after the IPO are collectively referred to as “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, Toledo Truck Terminal, DCR West Rack, Toledo Storage Facility, the DCR Products Pipeline and Truck Rack, the Torrance Valley Pipeline, the Paulsboro Natural Gas Pipeline and the Development Assets are collectively referred to as the “Contributed Assets.”

The financial statements presented in this Annual Report on Form 10-K include the consolidated financial results of PBFX. The balance sheet as of December 31, 2018 and 2017, presents solely the consolidated financial position of PBFX. PBFX recorded the TVPC Acquisition (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements), the PNGPC Acquisition (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements) and the Development Assets Acquisition at PBF Energy’s historical book value, as the acquisitions were treated as a reorganization of entities under common control. We have retrospectively adjusted the financial information of PBFX contained herein to include the historical results of the Contributed Assets prior to the effective date of each transaction with the exception of the Delaware Ethanol Storage Facility, which is considered an asset purchase. The financial statements of the Contributed Assets have been prepared from the separate records maintained by subsidiaries of PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if they were operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate expenses applicable to PBF Energy as a whole. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less, but exclude debt or equity securities classified as U.S. Treasury Securities (“marketable securities”).

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

Intangibles

The Partnership’s intangibles are comprised of customer relationships and customer contracts, which were acquired in connection with certain acquisitions, all of which were recorded at their estimated fair value at the date of acquisition.

Intangibles with definite lives are amortized using the straight-line method over their relative estimated useful life, or the period of which they provide an economic benefit. The customer relationships estimated useful life was determined to be 10 years and the customer contracts estimated useful lives were determined to be 3-13 years, based on the specific contract intangible. Intangible assets are included in “Other non-current assets” within the Partnership’s consolidated balance sheets.

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

Product Imbalances

The Partnership incurs product imbalances as a result of tank storage volume fluctuations at certain of its terminals. Fluctuations are due to differences in the measurements of actual product stored as compared to total consigned volumes per the customer. The Partnership uses a year-to-date weighted average market price to value our assets and liabilities related to product imbalances. Product imbalance liabilities are included in “Accounts payable and accrued liabilities” and product imbalance assets are included in “Prepaids and other current assets” in the Partnership’s consolidated balance sheets. As of and for the periods ended December 31, 2018 and 2017, the imbalance amounts were immaterial.

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

Revenue Recognition

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, storing and pipeline services based on the greater of contractual minimum volume commitments (“MVCs”), as applicable, or the delivery of actual volumes transferred based on contractual rates applied to throughput volumes. Prior to the IPO and effective date of the Acquisitions from PBF, the majority of PBFX’s assets were part of the integrated operations of PBF Energy. With the exception of the DCR Products Pipeline and Paulsboro Lube Oil Terminal, PBF Energy generally recognized only the costs associated with these assets. Following the closing of the IPO and Acquisitions from PBF, PBFX’s revenues were generated by commercial agreements with subsidiaries of PBF Energy. In addition, PBFX generates third-party revenue from certain of its assets. Billings to PBFX’s third-party customers for throughput services are billed monthly for actual totals shipped through the terminals. A portion of the fee-based agreements provide for fixed demand charges, which are recognized as revenue pursuant to the contract terms. Billings to third-party customers for tank lease obligations occur in the prior month and are recorded as deferred revenue which is recognized in the period in which the customer receives such storage services.

Unit-Based Compensation

PBF GP provides unit-based compensation to certain officers, non-employee directors and seconded employees of our general partner or its affiliates, consisting of phantom units. The fair value of PBFX’s phantom units are measured based on the fair market value of the underlying common units on the date of the grant based on the common unit closing price on the grant date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period using the straight-line method. Awards typically vest over a four year service period, subject to acceleration if certain conditions are met. The phantom unit awards may be settled in common units, cash or a combination of both. Expenses related to unit-based compensation are included in “General and administrative expenses” within the Partnership’s consolidated statements of operations.

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

On February 13, 2019, the Partnership entered into the IDR Restructuring Agreement with PBF LLC and PBF GP, pursuant to which the IDRs held by PBF LLC will be canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). The IDR Restructuring is expected to close on February 28, 2019. Subsequent to the close of the IDR Restructuring, no distributions will be made to PBF LLC with respect

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

to the IDRs, including with respect to the fourth quarter of 2018, and the newly issued PBFX common units will be entitled to normal distributions.

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

Income Taxes

PBFX is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account his, her or its share of items of income, gain, loss and deduction in computing his, her or its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of PBFX’s assets, the acquisition price of such partner’s units and the taxable income allocation requirements under the Second Amended and Restated Agreement of Limited Partnership of the Partnership (as amended, the “partnership agreement”). We are unable to readily determine the net difference in the bases of our assets and liabilities for financial and tax reporting purposes because individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units.

As PBFX is a limited partnership treated as a “flow-through” entity for income tax purposes, there is no benefit or provision for U.S. federal or state income tax in the accompanying financial statements.

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification 605 “Revenue Recognition” (“ASC 605”), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

those goods or services. The Partnership adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. Refer to Note 3 “Revenue” of the Notes to Consolidated Financial Statements for further details.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments (collectively, the Partnership refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”). The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements for both lessee and lessor relationships, including identification of owned assets subject to operating leases as a lessor. The Partnership adopted the Updated Lease Guidance effective January 1, 2019, using a modified retrospective approach whereby a cumulative effect adjustment will be recognized upon adoption and the Updated Lease Guidance will be applied prospectively.

The Partnership completed its evaluation of the provisions of the Updated Lease Guidance, including the adoption of certain practical expedients allowed. The significant practical expedients adopted include the following:

•	The Partnership elected the practical expedient to apply the transition approach as of the beginning of the period of adoption and not restate comparative periods;

•
The Partnership elected to utilize the “package of three” expedients, as defined in the Updated Lease Guidance, whereby it did not reassess whether contracts existing prior to the effective date contain leases, nor did it reassess lease classification determinations nor whether initial direct costs qualify for capitalization;

•	The Partnership elected the practical expedient to not capitalize any leases with initial terms of less than twelve months on its balance sheet;

•	The Partnership elected the practical expedient to not separate lease and non-lease components for both lessee and lessor relationships; and

•
The Partnership elected the practical expedient to continue to account for land easements (rights of way) that were not previously accounted for as leases consistent with prior accounting until such contracts are modified or replaced, at which time they would be assessed for lease determination under the Updated Lease Guidance.

The Partnership successfully completed the implementation of a lease software system and refined business processes and controls to address the new standard. The Partnership is currently developing its lease disclosures and enhancing its accounting systems to enable the preparation of such disclosures beginning with its Quarterly Report on Form 10-Q for the quarter ending March 31, 2019. As of the date of implementation on January 1, 2019, the impact of the adoption of the Updated Lease Guidance is estimated to result in the recognition of a right of use asset and lease payable obligation on our balance sheet not expected to exceed $1,000. In addition, Lessor accounting for the Partnership will remain relatively unchanged from current GAAP reporting, but will include some enhanced disclosure requirements. Subsequent to adoption, the Partnership does not anticipate the impact on its net income and cash flows to be material.

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

The Partnership adopted ASC 606 using the modified retrospective method, which has been applied for the year ended December 31, 2018. The Partnership has applied ASC 606 only to those contracts that were not complete as of January 1, 2018. As such, the financial information for prior periods has not been adjusted and continues to be reported under ASC 605. The Partnership did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are discussed below.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Partnership expects to be entitled to in exchange for those goods or services.

As noted in Note 13 “Segment Information” of the Notes to Consolidated Financial Statements, the Partnership’s business consists of two reportable segments: (i) Transportation and Terminaling and (ii) Storage.

The following table provides information relating to the Partnership’s revenues for each service category by segment for the periods presented:

	Year Ended December 31,
	2018	2017*	2016*
Transportation and Terminaling Segment
Terminaling	$120,342	$127,547	$121,441
Pipeline	78,073	67,273	28,851
Other	51,997	39,518	16,903
Total	250,412	234,338	167,195
Storage Segment
Storage	33,028	23,250	21,811
Total	33,028	23,250	21,811
Total Revenue	$283,440	$257,588	$189,006
* Prior-period financial information has been retrospectively adjusted for the Development Assets Acquisition.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, storing and pipeline services based on the greater of contractual MVCs, as applicable, or the delivery of actual volumes transferred or stored based on contractual rates applied to throughput or storage volumes.

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

As of December 31, 2018, future fees for MVCs to be received related to noncancelable commercial terminaling, pipeline and storage agreements were as follows:

2019	$107,167
2020	107,032
2021	106,933
2022	25,938
2023	24,039
Thereafter	46,575
Total MVC payments to be received(1)(2)	$417,684
(1) All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated as it reflects our efforts to perform is excluded.
(2) Arrangements deemed implicit leases are excluded from this table.

Leases

Certain of the Partnership’s commercial agreements are considered operating leases. Under these leasing agreements, the Partnership provides access to storage tanks and/or use of throughput assets that convey the right to control the use of an identified asset to the customer. Through December 31, 2018, the Partnership accounts for

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

these transactions under ASC 840 “Leases.” These lease arrangements accounted for $139,216 of the Partnership’s revenue for the year ended December 31, 2018.

Deferred Revenue

The Partnership records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $2,960 and $1,438 as of December 31, 2018 and 2017, respectively. The increase in the deferred revenue balance as of December 31, 2018 is primarily driven by deferred revenue associated with the operations of the newly acquired East Coast Storage Assets, as well as the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

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

4. ACQUISITIONS

Third-Party Acquisitions

Knoxville Terminals Purchase

On April 16, 2018, the Partnership’s wholly-owned subsidiary, PLPT, completed the third-party Knoxville Terminals Purchase. The Knoxville Terminals consist of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial Pipeline Company and Plantation Pipe Line Company pipeline systems and truck loading facilities.

The aggregate purchase price for the Knoxville Terminals Purchase was $58,000, excluding working capital. The consideration was financed through a combination of cash on hand and borrowings under the Partnership’s Revolving Credit Facility (as defined in Note 7 “Debt” of the Notes to Consolidated Financial Statements). The final purchase price and fair value allocation were completed as of December 31, 2018.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price	$58,000
Working capital	356
Total consideration	$58,356

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Prepaids and other current assets	$356
Property, plant and equipment	45,768
Intangibles*	5,900
Goodwill	6,332
Estimated fair value of net assets acquired	$58,356
* Intangibles are included in “Other non-current assets” within the Partnership’s consolidated balance sheets.

The Partnership’s consolidated financial statements for the year ended December 31, 2018 include the results of operations of the Knoxville Terminals since April 16, 2018, during which period the Knoxville Terminals contributed affiliate revenue of $652, third-party revenue of $5,382, and net income of $2,054. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the periods indicated, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the Knoxville Terminals Purchase occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Knoxville Terminals Purchase financing.

	Year Ended December 31, 2018	Year Ended December 31, 2017
(Unaudited)
Pro forma revenues	$286,970	$272,267
Pro forma net income attributable to PBF Logistics LP unitholders:	75,862	91,182
Pro forma net income available per limited partner unit:
Common units - basic	$1.74	$2.17
Common units - diluted	1.74	2.17
Subordinated units - basic and diluted	—	2.15

East Coast Storage Assets Acquisition

On October 1, 2018, the Partnership closed the East Coast Storage Assets Acquisition, which had been contemplated by an agreement dated as of July 16, 2018 between the Partnership and Crown Point. The East Coast Storage Assets consist of a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets located on the Delaware River near Paulsboro, New Jersey. The Partnership is currently in the process of restarting certain of the acquired idled assets in connection with a third-party commercial agreement.

The aggregate purchase price for the East Coast Storage Assets Acquisition was $126,989, including working capital and the Contingent Consideration, which was comprised of an initial payment at closing of $75,000 with a remaining balance of $32,000 being payable one year after closing. The consideration was financed through a

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

combination of cash on hand and borrowings under the Partnership’s Revolving Credit Facility. The fair value allocation is subject to adjustment pending completion of the final purchase valuation, which was in process as of December 31, 2018.

PBFX accounted for the East Coast Storage Assets Acquisition as a business combination under GAAP whereby the Partnership recognizes assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition.

The total purchase consideration and the estimated fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price*	$105,900
Estimated working capital adjustments	(11)
Contingent Consideration **	21,100
Total consideration	$126,989
* Includes $30,900 net present value payable of $32,000 due to Crown Point one year after closing, which is included in “Accounts payable and accrued liabilities” within the Partnership’s consolidated balance sheets.
** Contingent Consideration is included in “Other long-term liabilities” within the Partnership’s consolidated balance sheets.

The following table summarizes the estimated amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Accounts receivable	$436
Prepaids and other current assets	1,770
Property, plant and equipment	114,406
Intangibles*	13,300
Accounts payable and accrued liabilities	(2,173)
Other long-term liabilities	(750)
Estimated fair value of net assets acquired	$126,989
* Intangibles are included in “Other non-current assets” within the Partnership’s consolidated balance sheets.

The East Coast Storage Assets Acquisition includes an earn-out provision related to an existing commercial agreement with a third party, based on the future results of restarting certain of the acquired idled assets. Pursuant to the agreement, the Partnership and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the agreement, over a contractual term of up to three years starting in 2020. The Partnership recorded the earn-out provision as Contingent Consideration based on its estimated fair value at the acquisition date. This amount of $21,100 was recorded within “Other long-term liabilities,” based on anticipated payments of $27,978, which are discounted over the contractual period starting in 2020.

The Partnership’s consolidated financial statements for the year ended December 31, 2018 include the results of operations of the East Coast Storage Assets since October 1, 2018, during which period the East Coast Storage Assets contributed third-party revenue of $5,918, and net income of $787. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the periods indicated, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the East Coast Storage Assets Acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the East Coast Storage Assets Acquisition financing.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Year Ended December 31, 2018	Year Ended December 31, 2017
(Unaudited)
Pro forma revenues	$300,863	$271,667
Pro forma net income attributable to PBF Logistics LP unitholders:	67,847	42,931
Pro forma net income available per limited partner unit:
Common units - basic	$1.55	$1.02
Common units - diluted	1.55	1.02
Subordinated units - basic and diluted	—	1.01

Toledo Products Terminal Acquisition

On April 17, 2017, the Partnership’s wholly-owned subsidiary, PLPT, completed the acquisition of the Toledo, Ohio refined products terminal assets (the “Toledo Products Terminal”) from Sunoco Logistics Partners L.P. (“Sunoco”) (the “Toledo Products Terminal Acquisition”). The Toledo Products Terminal is directly connected to, and currently supplied by, PBF Holding’s Toledo Refinery.

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

Plains Asset Purchase

On April 29, 2016, the Partnership’s wholly-owned subsidiary, PLPT, completed the acquisition (the “Plains Asset Purchase”) of four refined product terminals located in and around Philadelphia, Pennsylvania (the “East Coast Terminals”). The East Coast Terminals include product tanks, pipeline connections to the Colonial Pipeline Company, Buckeye Partners, L.P., Sunoco and other proprietary pipeline systems, truck loading lanes and marine facilities capable of handling barges and ships. The aggregate purchase price for the Plains Asset Purchase was $100,000, less working capital adjustments.

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

The results of operations of the East Coast Terminals are included in the Partnership’s Consolidated Financial Statements for the full years ended December 31, 2018 and 2017. The Partnership’s Consolidated Financial Statements for the year ended December 31, 2016 include the results of operations of the East Coast Terminals since April 29, 2016 during which period the East Coast Terminals contributed affiliate revenue of $3,303, third-party revenue of $11,871 and net income of $5,133. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the Plains Asset Purchase occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Plains Asset Purchase financing.

Year Ended December 31, 2016
(Unaudited)
Pro forma revenues	$195,800
Pro forma net income attributable to the partners:	86,059
Pro forma net income per limited partner unit:
Common units - basic	$2.11
Common units - diluted	2.11
Subordinated units - basic and diluted	2.11

Acquisitions from PBF

The following Acquisitions from PBF are transactions between affiliate companies. As a result, these acquisitions were accounted for as a transfer of assets between entities under common control under GAAP. The assets and liabilities of the Acquisitions from PBF were transferred at their historical carrying value.

Development Assets Acquisition

On July 31, 2018, the Partnership closed the Development Assets Acquisition. Pursuant to the Development Assets Contribution Agreements, the Partnership acquired from PBF LLC all of the issued and outstanding limited liability company interests of TRLC, whose assets consist of the Toledo Rail Products Facility; CLC, whose assets consist of the Chalmette Truck Rack and the Chalmette Rosin Yard; PTC, whose assets consist of the Paulsboro Lube Oil Terminal; and DSLC, whose assets consist of the Delaware Ethanol Storage Facility. In connection with the Development Asset Acquisition, the Partnership entered into various commercial agreements with PBF Holding and assumed a commercial agreement with a third party. The Development Assets Acquisition closed on July 31, 2018 for total consideration of $31,586, consisting of 1,494,134 common units issued to PBF LLC.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

PNGPC Acquisition

On February 28, 2017, the Partnership closed the acquisition of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”), which had been contemplated by a contribution agreement dated as of February 15, 2017 between the Partnership and PBF LLC (the “PNGPC Contribution Agreement”). Pursuant to the PNGPC Contribution Agreement, the Partnership, through its wholly-owned subsidiary, PBFX Operating Company LLC (“PBFX Op Co”), acquired from PBF LLC all of the issued and outstanding limited liability company interests of PNGPC (the “PNGPC Acquisition”), which owned and operated an existing interstate natural gas pipeline subject to regulation by the Federal Energy Regulation Commission. In connection with the PNGPC Acquisition, the Partnership constructed a new pipeline to replace the existing pipeline, which commenced services in August 2017 (the “Paulsboro Natural Gas Pipeline”). The Paulsboro Natural Gas Pipeline serves PBF Holding’s Paulsboro Refinery.

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

TVPC Acquisition

On August 31, 2016, the Partnership entered into a contribution agreement with PBF LLC (the “TVPC Contribution Agreement”). Pursuant to the TVPC Contribution Agreement, the Partnership, through its wholly-owned subsidiary, PBFX Op Co, acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of TVPC, whose assets consist of the Torrance Valley Pipeline, which supports PBF Holding’s Torrance Refinery (the “TVPC Acquisition”). The Torrance Valley Pipeline consists of the M55, M1 and M70 pipeline systems, including pipeline stations with storage capacity and truck unloading capability. Total consideration paid to PBF LLC was $175,000.

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Property, plant and equipment	$350,475
Other long-term liabilities	(475)
Fair value of net assets acquired	$350,000

The results of operations of TVPC are included in the Partnership’s Consolidated Financial Statements for the full years ended December 31, 2018 and 2017. The Partnership’s Consolidated Financial Statements for the year-ended December 31, 2016 include the results of operations of TVPC since July 1, 2016, including the historical results prior to its acquisition on August 31, 2016, during which period TVPC contributed affiliate revenue of $24,717 and net income of $6,341. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the TVPC Acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the TVPC Acquisition financing.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Year Ended December 31, 2016
(Unaudited)
Pro forma revenues	$236,723
Pro forma net income attributable to the partners:	90,967
Pro forma net income per limited partner unit:
Common units - basic	$2.18
Common units - diluted	2.18
Subordinated units - basic and diluted	2.18

As the Acquisitions from PBF were considered transfers of businesses between entities under common control, the TRLC, CLC, PTC and DSLC assets and liabilities were transferred at their historical carrying value of $12,677 as of July 31, 2018. The PNGPC assets and liabilities were transferred at their historical carrying value of $11,538 as of February 28, 2017. The TVPC assets and liabilities were transferred at their historical carrying value of $344,989 as of August 31, 2016, of which 50% was allocated to noncontrolling interest in equity (“NCI”). The historical financial statements have been retrospectively adjusted to reflect the financial position, results of operations and cash flows of TRLC, CLC, PTC, PNGPC, and TVPC. No retrospective adjustments were made regarding DSLC as the Delaware Ethanol Storage Facility was considered an asset purchase. Net income (loss) attributable to TRLC, CLC, PTC, PNGPC and TVPC prior to their respective effective dates were allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss); therefore, there is no retrospective adjustment to net income per unit.

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

Acquisition Expenses

PBFX incurred acquisition related costs of $2,896 for the year ended December 31, 2018, consisting primarily of consulting and legal expenses related to the Knoxville Terminals Purchase, the East Coast Storage Assets Acquisition, the Development Assets Acquisition and other pending and non-consummated acquisitions. Acquisition related costs were $533 for the year ended December 31, 2017, consisting primarily of consulting and legal expenses related to the PNGPC Acquisition, the Toledo Products Terminal Acquisition and other pending and non-consummated acquisitions. Acquisition related costs were $3,522 for the year ended December 31, 2016, consisting primarily of consulting and legal expenses related to the Plains Asset Purchase, the TVPC Acquisition and other pending and non-consummated acquisitions. These costs are included in “General and administrative expenses” within the Partnership’s consolidated statements of operations.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2018	December 31, 2017

Land	$115,957	$99,707
Terminals and equipment	259,441	211,797
Pipelines	337,474	333,609
Storage facilities	213,937	90,373
Construction in progress	20,439	4,810
	947,248	740,296
Accumulated depreciation	(85,131)	(55,808)
Property, plant and equipment, net	$862,117	$684,488

Capitalized interest in connection with construction during 2018 and 2017 was $143 and $1,219, respectively. Depreciation expense was $29,414, $24,404 and $15,406 for the years ended December 31, 2018, 2017 and 2016, respectively.

6. GOODWILL AND INTANGIBLES

Goodwill

On April 16, 2018, the Partnership’s wholly-owned subsidiary, PLPT, completed the Knoxville Terminals Purchase. As a result of the preliminary purchase price allocation, goodwill was recorded. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion regarding the Knoxville Terminals Purchase and the preliminary purchase price allocation.

As of December 31, 2018, the carrying amount of goodwill was $6,332, all of which was recorded within the Transportation and Terminaling segment. The Partnership performed its annual goodwill impairment assessment as of July 1, 2018 and determined that the carrying value of goodwill was not impaired.

Intangibles

As a result of the preliminary purchase price allocation of the Knoxville Terminals Purchase and the East Coast Storage Assets Acquisition, customer related intangibles were recorded. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion regarding the Knoxville Terminals Purchase and the East Coast Storage Assets Acquisition and the respective preliminary purchase price allocations.

As of December 31, 2018, the Partnership’s net intangible balance consisted of the following:

December 31, 2018
Customer contracts	$13,300
Customer relationships	5,900
Accumulated amortization	(395)
Total intangibles	$18,805

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Amortization expense was $395 for the year ended December 31, 2018. The Partnership estimates amortization expense for the next five years as follows:

Year Ending December 31,
2019	$901
2020	5,332
2021	5,332
2022	4,931
2023	499

7. DEBT

On May 14, 2014, in connection with the closing of PBFX’s IPO, the Partnership entered into a five-year, $360,000 senior secured revolving credit facility (the “Original Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. On July 30, 2018, the Partnership amended the Original Revolving Credit Facility and entered into an amended and restated revolving credit facility (as amended, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders for an increased capacity of $500,000.

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The Partnership has the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250,000, to a total facility size of $750,000, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $75,000 sublimit for standby letters of credit and a $25,000 sublimit for swingline loans. Obligations under the Revolving Credit Facility are guaranteed by the Partnership’s restricted subsidiaries and secured by a first priority lien on the Partnership’s assets and those of the Partnership’s restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility will bear interest either at the Base Rate (as defined in the Revolving Credit Agreement, which is defined below) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Partnership’s Consolidated Total Leverage Ratio (as defined in the Revolving Credit Agreement).

The agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”) contains affirmative and negative covenants customary for revolving credit facilities of this nature which, among other things, limit or restrict the Partnership’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material contracts, engage in certain business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements or enter into transactions with affiliates on terms which are not at arm’s length. Additionally, the Partnership is required to maintain the following financial ratios, each as defined in the Revolving Credit Agreement: (a) Consolidated Interest Coverage of at least 2.50 to 1.00, (b) Consolidated Total Leverage of not greater than 4.50 to 1.00 and (c) Consolidated Senior Secured Leverage of not greater than 3.50 to 1.00.

The Revolving Credit Agreement contains events of default customary for transactions of its nature, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the Revolving Credit Agreement or related documentation, any representation or warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in the Partnership’s ownership or the ownership or board composition of PBF GP and material judgments or orders. Upon the occurrence and during the continuation

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

of an event of default under the Revolving Credit Agreement, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against the Partnership and the collateral as may be available to the lenders under the Revolving Credit Agreement and related documentation or applicable law.

At December 31, 2018, PBFX had $156,000 of borrowings and $4,010 of letters of credit outstanding under the Revolving Credit Facility.

Senior Notes

On May 12, 2015, the Partnership entered into an indenture (as supplemented by the supplemental indenture for the additional 2023 Notes, the “Indenture”) among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership (“PBF Logistics Finance,” and together with the Partnership, the “Issuers”), the Guarantors (as defined below) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350,000 in aggregate principal amount of 6.875% Senior Notes due 2023 ( the “initial 2023 Notes”).

On October 6, 2017, the Partnership entered into a supplemental indenture for the purpose of issuing $175,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the “additional 2023 Notes,” and together with the initial 2023 Notes, the “2023 Notes”). The additional 2023 Notes were issued at 102% of face value with an effective interest rate of 6.442%. The additional 2023 Notes are treated as a single series with the initial 2023 Notes and have the same terms as those of the initial 2023 Notes, except that (a) the additional 2023 Notes are subject to a separate registration rights agreement, which was filed and deemed effective on April 2, 2018, and the exchange was finalized in May 2018, and (b) the additional 2023 Notes were issued initially under CUSIP numbers different from the initial 2023 Notes.

At December 31, 2018, PBFX had $525,000 of borrowings outstanding under the 2023 Notes.

The 2023 Notes are guaranteed on a senior unsecured basis by Delaware City Logistics Company LLC (“DCLC”), Delaware Pipeline Company LLC (“DPC”), Delaware City Terminaling Company LLC (“Delaware City Terminaling”), Toledo Terminaling Company LLC (“Toledo Terminaling”), PLPT, PBFX Op Co, TVPC, PNGPC, TRLC, CLC, PTC and DSLC (collectively, the “Guarantors” and each a “Guarantor”). In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. The 2023 Notes are general senior unsecured obligations of the Issuers and are equal in right of payment with all of the Issuers’ existing and future senior indebtedness, including amounts outstanding under the Revolving Credit Facility. The 2023 Notes are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured debt, including the Revolving Credit Facility, to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of the Partnership’s subsidiaries that do not guarantee the 2023 Notes. The 2023 Notes will mature on May 15, 2023. The 2023 Notes will be senior to any future subordinated indebtedness the Issuers may incur. The Partnership pays interest on the 2023 Notes semi-annually in cash in arrears on May 15 and November 15 of each year.

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

Fair Value Measurement

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based upon short-term floating market interest rates. The estimated fair value of the 2023 Notes, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $515,336 at December 31, 2018. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the additional 2023 Notes, was $681,000 and $671,336 as of December 31, 2018 and $554,700 and $573,818 as of December 31, 2017, respectively.

Debt Maturities

Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2019	$—
2020	—
2021	—
2022	—
2023	681,000
Thereafter	—
Total debt outstanding	681,000
Unamortized debt issuance costs	(10,496)
Unamortized 2023 Notes premium	2,820
Net carrying value of debt	$673,324

8. EQUITY

PBFX had 25,395,032 common units held by the public outstanding as of December 31, 2018. PBF LLC owns 19,953,631 of PBFX’s common units constituting an aggregate of 44.0% of PBFX’s limited partner interest as of December 31, 2018. On June 1, 2017, the requirements under PBFX’s partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, each of the Partnership’s 15,886,553 outstanding subordinated units converted on a one-for-one basis into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Share Activity

The partnership agreement authorizes PBFX to issue an unlimited number of additional partnership interests for the consideration and on the terms and conditions determined by PBFX’s general partner without the approval of the unitholders. It is possible that PBFX will fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests.

The following table presents changes in PBFX common and subordinated units outstanding:

	December 31,
	2018	2017
	Common Units	Common Units	Subordinated Units - PBF LLC
Balance at beginning of period	41,900,708	25,844,118	15,886,553
Vesting of phantom units, net of forfeitures	178,071	170,037	—
New units issued	3,269,884	—	—
Conversion of subordinated units	—	15,886,553	(15,886,553)
Balance at end of period	45,348,663	41,900,708	—

On July 16, 2018, the Partnership entered into a common unit purchase agreement with certain funds managed by Tortoise Capital Advisors, L.L.C. providing for the issuance and sale in a registered direct offering (the “Registered Direct Offering”) of an aggregate of 1,775,750 common units representing limited partner interests for gross proceeds of $35,000. The Registered Direct Offering closed on July 30, 2018. On July 31, 2018, the Partnership issued 1,494,134 common units representing limited partner interests, having an aggregate value of $31,586, to PBF LLC in connection with the Development Assets Acquisition. On April 5, 2016, PBFX completed a public offering of an aggregate of 2,875,000 common units, including 375,000 common units that were sold pursuant to the full exercise by the underwriter of its option to purchase additional common units, for net proceeds of $51,625, after deducting underwriting discounts and commissions and other offering expenses (the “April 2016 Offering”). On August 17, 2016, PBFX completed a public offering of an aggregate of 4,000,000 common units, with an underwriter’s option to purchase an additional 600,000 common units, of which 375,000 units were subsequently purchased on September 14, 2016, for a total of 4,375,000 units and total net proceeds of $86,753, after deducting underwriting discounts and commissions and other offering expenses (the “August 2016 Offering”).

Additionally, 233,993, 217,171 and 116,349 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (“LTIP”) vested and were converted into common units held by certain directors, officers and current and former employees of PBFX’s general partner or its affiliates during the years ended December 31, 2018, 2017 and 2016, respectively.

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash. Refer to Note 9 “Unit-Based Compensation” of the Notes to Consolidated Financial Statements for further information.

Noncontrolling Interest

PBFX’s wholly-owned subsidiary, PBFX Op Co, holds a 50% controlling interest in TVPC, with the other 50% interest in TVPC held by TVP Holding Company LLC (“TVP Holding”), a subsidiary of PBF Holding. PBFX Op Co is the sole managing member of TVPC. PBFX, through its ownership of PBFX Op Co, consolidates the financial results of TVPC and records a noncontrolling interest for the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Allocations of Net Income

PBFX’s partnership agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, PBFX’s partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to PBF LLC. Subsequent to the closing of the IDR Restructuring, the IDRs will be canceled and, as a result, no income was allocated to the IDR holder as the holder will not be entitled to an IDR distribution related to the fourth quarter of 2018.

The tables below summarize PBFX’s 2018 and 2017 quarterly distribution cash declarations, payments and scheduled payments through March 14, 2019:

	2018
	Declaration Date	Record Date	Payment Date	Quarterly Distribution per Common Unit
First quarter	May 3	May 15	May 30	$0.4900
Second quarter	August 2	August 15	August 30	0.4950
Third quarter	October 31	November 15	November 30	0.5000
Fourth quarter	February 14, 2019	March 1, 2019	March 14, 2019	0.5050
Total				$1.9900

	2017
	Declaration Date	Record Date	Payment Date	Quarterly Distribution per Common and Subordinated Unit
First quarter	May 4	May 16	May 31	$0.4600
Second quarter	August 3	August 15	August 31	0.4700
Third quarter	November 2	November 13	November 29	0.4800
Fourth quarter	February 15, 2018	February 28, 2018	March 14, 2018	0.4850
Total				$1.8950

PBFX’s distributions are declared subsequent to quarter end. The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Year Ended December 31, 2018	Year Ended December 31, 2017
IDR - PBF LLC (1)	$10,011	$9,055
Limited partners’ distributions:
Common units	95,120	73,322
Subordinated units – PBF LLC	—	7,308
Total distributions	105,131	89,685
Total cash distributions (2)	$103,679	$88,428
(1) Subsequent to the closing of the IDR Restructuring, the IDRs will be canceled and no distributions will be made to PBF LLC with respect to the IDRs and the newly issued PBFX common units will be entitled to normal distributions. As a result, the IDR holder will not be entitled to an IDR distribution related to the fourth quarter of 2018.
(2) Excludes phantom unit distributions, which are accrued and paid upon vesting.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

9. UNIT-BASED COMPENSATION

PBF GP’s board of directors adopted the LTIP in connection with the completion of the IPO. The LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.

Under the LTIP, PBFX issues phantom unit awards to certain directors, officers and seconded employees of our general partner or its affiliates and its employees as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common units on that date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period of four years, using the straight-line method. Total unrecognized compensation cost related to PBFX’s nonvested phantom units totaled $7,032 as of December 31, 2018, which is expected to be recognized over a weighted-average period of four years. The fair value of nonvested service phantom units outstanding as of December 31, 2018, totaled $14,714.

Unit-based compensation expense related to the Partnership was $5,757, $5,345 and $4,360 for the years ended December 31, 2018, 2017 and 2016, respectively. These expenses are included in “General and administrative expenses” within the Partnership’s consolidated statements of operations.

In the year ended December 31, 2016, unit-based compensation expense included $1,123 of expense associated with the accelerated vesting of phantom units in accordance with grant agreements related to the retirement of certain of PBF GP’s officers. There were no accelerated vesting of phantom units for the years ended December 31, 2018 and 2017.

A summary of PBFX’s unit award activity for the years ended December 31, 2018, 2017 and 2016, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	403,375	$25.06
Granted	284,854	19.95
Vested	(116,349)	25.24
Forfeited	(7,000)	23.20
Nonvested at December 31, 2016	564,880	22.47
Granted	319,940	20.97
Vested	(217,171)	23.15
Forfeited	(24,875)	21.23
Nonvested at December 31, 2017	642,774	21.54
Granted	328,052	19.95
Vested	(233,993)	22.71
Forfeited	(20,125)	18.81
Nonvested at December 31, 2018	716,708	$20.53

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

Diluted net income per unit includes the effects of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. Diluted net income per unit excludes the effects of 20,750, 92,166 and 324,729 phantom units because they were anti-dilutive for the years ended December 31, 2018, 2017 and 2016, respectively. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

In addition to the common and subordinated units (prior to the conversion to common units), PBFX has also identified the IDRs as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period. In 2018, the Partnership issued 1,775,750 common units representing limited partner interests in connection with the Registered Direct Offering and 1,494,134 common units representing limited partner interests to PBF LLC in connection with the Development Assets Acquisition. In 2016, the Partnership issued 2,875,000 common units in connection with the April 2016 Offering and 4,000,000 common units in August 2016 and 375,000 common units in September 2016, upon exercise of the underwriter’s purchase option, in connection with the August 2016 Offering.

On February 13, 2019, the Partnership entered into the IDR Restructuring Agreement with PBF LLC and PBF GP, pursuant to which the IDRs held by PBF LLC will be canceled and converted into 10,000,000 newly issued PBFX common units. The IDR Restructuring is expected to close on February 28, 2019. Subsequent to the closing of the IDR Restructuring, no distributions will be made to PBF LLC with respect to the IDRs and the newly issued PBFX common units will be entitled to normal distributions.

On June 1, 2017, following the May 31, 2017 payment of the cash distribution attributable to the second quarter of 2017, the requirements under PBFX’s partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period for such subordinated units ended. As a result, in the second quarter of 2017, each of the Partnership’s 15,886,553 outstanding subordinated units converted on a one-for-one basis into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests. The Partnership’s net income was allocated to the general partner, the limited partners, including the holder of the subordinated units through May 31, 2017 and IDR holder, in accordance with the partnership agreement.

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the limited partners and IDR holder for that reporting period. Subsequent to the closing of the IDR Restructuring on February 28, 2019, the IDRs will be canceled and, as a result, no income was allocated to the IDR holder with respect to the fourth quarter of 2018 as the holder will not be entitled to an IDR distribution for the fourth quarter of 2018. Net loss attributable to the Development Assets Acquisition prior to the effective date was allocated entirely to PBF GP as if only PBF GP had rights to that net loss; therefore, there is no retrospective adjustment to net income per unit.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

The following table shows the calculation of earnings less distributions:

	Year Ended December 31, 2018
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared(1)	$95,120	$10,011	$105,131
Earnings less distributions	(19,670)	—	(19,670)
Net income attributable to the partners(1)	$75,450	$10,011	$85,461

Weighted-average units outstanding - basic	43,646,997
Weighted-average units outstanding - diluted	43,731,299

Net income per limited partner unit - basic	$1.73
Net income per limited partner unit - diluted	$1.73
(1) Subsequent to the closing of the IDR Restructuring, the IDRs will be canceled and no distributions will be made to PBF LLC with respect to the IDRs and the newly issued PBFX common units will be entitled to normal distributions. As a result, no income was allocated to the IDR holder as the holder will not be entitled to an IDR distribution related to the fourth quarter of 2018.

	Year Ended December 31, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$73,322	$7,308	$9,055	$89,685
Earnings less distributions	3,897	6,855	—	10,752
Net income attributable to the partners	$77,219	$14,163	$9,055	$100,437

Weighted-average units outstanding - basic	35,505,446	6,572,245
Weighted-average units outstanding - diluted	35,568,760	6,572,245

Net income per limited partner unit - basic	$2.17	$2.15
Net income per limited partner unit - diluted	$2.17	$2.15

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

11. COMMITMENTS AND CONTINGENCIES

The DCR Rail Terminal and the DCR West Rack are collocated with PBF Holding’s Delaware City Refinery and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act (the “CZA”). Therefore, determinations regarding the CZA that impact the Delaware City Refinery may potentially adversely impact the Partnership’s assets even if the Partnership is not directly involved.

The Delaware City Refinery appealed a Notice of Penalty Assessment and Secretary’s Order issued in March 2017 (the “2017 Secretary’s Order”), including a $150 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge (the “2013 Secretary’s Order”). The Delaware Department of Natural Resources and Environmental Control’s (“DNREC”) determined that the Delaware City Refinery had violated the 2013 Secretary’s Order by failing to make timely and full disclosure to DNREC about the nature and extent of certain shipments and had misrepresented the number of shipments that went to other facilities. The Notice of Penalty Assessment and 2017 Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Delaware City Refinery by shipping crude oil from the Partnership’s Delaware City assets to three locations other than PBF Holding’s Paulsboro Refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35,700,000 gallons of crude oil in total. On April 28, 2017, the Delaware City Refinery appealed the Notice of Penalty Assessment and 2017 Secretary’s Order. On March 5, 2018, the Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and the Delaware City Refinery for $100. The Delaware City Refinery made no admissions with respect to the alleged violations and agreed to request a CZA status decision prior to making crude oil shipments to destinations other than the Paulsboro Refinery. The Delaware City Refinery has paid the penalty. The CZA status decision was submitted to the DNREC and the outstanding appeal was withdrawn as required under the settlement agreement.

On December 28, 2016, DNREC issued a CZA permit (the “Ethanol Permit”) to the Delaware City Refinery allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The Judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing, ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The Delaware City Refinery is currently evaluating its appeal options.

On October 19, 2017, the Delaware City Refinery received approval from DNREC for the construction and operation of the ethanol marketing project to allow for a combined total loading of up to 10,000 barrels per day (“bpd”), on an annual average basis, of ethanol on to marine vessels at the marine piers and the terminal truck loading rack, subject to certain operational and emissions limitations as well as other conditions. On the same date, DCLC received DNREC approval for the construction of (i) four additional loading arms for each of lanes 4, 10 and 11 for purposes of loading ethanol at its truck loading rack and (ii) a vapor vacuum control system for loading lanes connected to the existing vapor recovery unit located at its terminal in Delaware City. This approval is also subject to certain operational and emission limitations as well as other conditions.

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

In connection with its purchase of the East Coast Terminals, the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains All American Pipeline, L.P. remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $1,570 recorded as of December 31, 2018 ($1,923 as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 1.83%. At December 31, 2018, the undiscounted liability is $1,698 and the Partnership expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in “Accounts payable and accrued liabilities” and the non-current portion is recorded in “Other long-term liabilities” within the Partnership’s consolidated balance sheets.

In connection with PBF Holding’s acquisition of the Torrance Refinery and related logistics assets, PBF Holding is responsible for all known and unknown environmental liabilities at each site acquired in connection with the acquisition. The total estimated liability of known environmental obligations associated with the Torrance Valley Pipeline was $132 as of December 31, 2018 ($256 as of December 31, 2017). In accordance with the contribution agreement associated with the TVPC Acquisition, PBF Holding has indemnified the Partnership for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events, which includes the recorded liability of $132. At December 31, 2018, the Partnership expects to make the full aggregate payment for this liability within the next five years. The

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

current portion of the environmental liability is recorded in “Accounts payable and accrued liabilities” and the non-current portion is recorded in “Other long-term liabilities” within the Partnership’s consolidated balance sheets. PBFX has recorded a receivable from PBF Holding in “Accounts receivable - affiliates” within the Partnership’s consolidated balance sheets for such anticipated payments related to the known pre-existing Torrance Valley Pipeline environmental obligations for which PBFX is indemnified.

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

In connection with the East Coast Storage Assets Acquisition, the Partnership assumed the pre-existing environmental obligations associated with the East Coast Storage Assets. The total estimated liability of known environmental obligations associated with the East Coast Storage Assets was $885 as of December 31, 2018. At December 31, 2018, the Partnership expects to make aggregate payments for this liability of $735 over the next five years. The current portion of the environmental liability is recorded in “Accounts payable and accrued liabilities” and the non-current portion is recorded in “Other long-term liabilities” within the Partnership’s consolidated balance sheets. Additionally, the Partnership and Crown Point purchased a ten-year, $30,000 environmental insurance policy with a retention of not less than $500 against unknown environmental liabilities.

Contingent Consideration

In connection with the East Coast Storage Assets Acquisition, the purchase agreement between Partnership and Crown Point included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of restarting certain of the acquired idled assets. Pursuant to the agreement, the Partnership and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the agreement, over a contractual term of up to three years starting in 2020. The Partnership recorded the acquisition date fair value of the earn-out provision as Contingent Consideration of $21,100 within “Other long-term liabilities” within the Partnership’s consolidated balance sheets. The Contingent Consideration of $21,100 recorded as of December 31, 2018 represents the present value of expected future payments discounted at a blended rate of 8.79%. At December 31, 2018, the estimated undiscounted liability totaled $27,978, based on the Partnership’s anticipated total annual earn-out payments.

12. RELATED PARTY TRANSACTIONS

Commercial Agreements

PBFX currently derives the majority of its revenue from long-term, fee-based agreements with PBF Holding, supported by MVCs as applicable and contractual fee escalations for inflation adjustments and certain increases in operating costs. PBFX believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

These commercial agreements (as defined in the table below) with PBF Holding include:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Amended and Restated Rail Agreements (b)	5/8/2014	7 years, 8 months	2 x 5	125,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement (g)	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility (g)	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements (c)	5/1/2016	Various (d)	Evergreen	15,000 bpd (e)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (d)	Evergreen	350,000 barrels (f)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline (g)	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline (g)	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank (g)	8/31/2016	10 years	2 x 5	55,000 barrels (f)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank (g)	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank (g)	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (g) (h)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Knoxville Terminals Agreement- Terminaling Services	4/16/2018	5 years	Evergreen	Various (i)
Knoxville Terminals Agreement- Tank Lease (g)	4/16/2018	5 years	Evergreen	115,334 barrels (f)
Toledo Rail Loading Agreement (g)	7/31/2018	7 years, 5 months	2 x 5	Various (j)
Chalmette Terminal Throughput Agreement	7/31/2018	1 year	Evergreen	N/A
Chalmette Rail Unloading Agreement	7/31/2018	7 years, 5 months	2 x 5	7,600 bpd
DSL Ethanol Throughput Agreement (g)	7/31/2018	7 years, 5 months	2 x 5	5,000 bpd

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility (g)	12/12/2014	10 years	2 x 5	3,849,271 barrels (f)	PBFX or PBF Holding can declare
Chalmette Storage Agreement (g)	See note (k)	10 years	2 x 5	625,000 barrels (f)
___________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)
The Amended and Restated Rail Agreements, as amended and effective as of January 1, 2018, include the Amended and Restated Delaware City Rail Terminaling Services Agreement and the Amended and Restated Delaware West Ladder Rack Terminaling Services Agreement each between Delaware City Terminaling Company LLC and PBF Holding with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs. On February 13, the Partnership amended and restated the existing Amended and Restated Delaware City Rail Terminaling Services Agreement and entered into a new terminaling services agreement. Refer to Note 14 “Subsequent Events” of the Notes to Consolidated Financial Statements for further discussion.

(c)	Subsequent to the Toledo Products Terminal Acquisition, the Toledo Products Terminal was added to the East Coast Terminals Terminaling Services Agreements.

(d)	The East Coast Terminals related party agreements include varying initial term lengths, ranging from one to five years.

(e)
The East Coast Terminals Terminaling Services Agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals’ Paulsboro, New Jersey location and PBF Holding’s Paulsboro Refinery, with a 15,000 bpd MVC.

(f)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors.

(g)	These commercial agreements with PBF Holding are considered leases.

(h)
In August 2017, the Paulsboro Natural Gas Pipeline commenced service. Concurrent with the commencement of operations, a new services agreement was entered into between PNGPC and PRC regarding the Paulsboro Natural Gas Pipeline.

(i)	The minimum throughput revenue commitment for the Knoxville Terminals Agreement- Terminaling Services is $894 for year one, $1,788 for year two and $2,683 for year three and thereafter.

(j)
Under the Toledo Rail Loading Agreement, PBF Holding has minimum throughput commitments for (i) 30 railcars per day of products and (ii) 11.5 railcars per day of premium products. The Toledo Rail Loading Agreement also specifies a maximum throughput rate of 50 railcars per day.

(k)	The Chalmette Storage Services Agreement was entered into on February 15, 2017 and commenced on November 1, 2017.

Omnibus Agreement

In addition to the commercial agreements described above, PBFX has entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

functions, as well as (i) PBF LLC’s agreement not to compete with the Partnership under certain circumstances, subject to certain exceptions, (ii) the Partnership’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following PBFX’s IPO, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and (iii) a license to use the PBF Logistics trademark and name.

On July 31, 2018, in connection with the Development Assets Acquisition, the Partnership entered into the Fifth Amended and Restated Omnibus Agreement (the “Omnibus Agreement”), with PBF GP, PBF LLC and PBF Holding, to update the provision of these executive management services and support for the Development Assets, which the Partnership expects to result in an increase of the estimated annual fee to $7,000.

Services Agreement

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

On July 31, 2018, in connection with the Development Assets Acquisition, the Partnership entered into the Sixth Amended and Restated Operation and Management Services and Secondment Agreement with PBF Holdings and certain of its subsidiaries (the “Services Agreement”) to update the provision of these operation and management services for the Development Assets, resulting in an increase of the annual fee to $8,587. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30-days’ notice.

Distributions

In connection with the Partnership’s quarterly distributions, the Partnership distributed $50,599 and $41,920 to PBF LLC for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018 and 2017, TVPC distributed $20,250 and $21,544, respectively, to each of its members, which includes TVP Holding, a subsidiary of PBF Holding.

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Year Ended December 31,
	2018	2017	2016
Revenues	$259,426	$240,654	$175,448
Operating and maintenance expenses	7,477	6,626	5,121
General and administrative expenses	7,468	6,899	4,805

13. SEGMENT INFORMATION

The Partnership’s operations are comprised of operating segments, which are strategic business units that offer different services in various geographical locations. PBFX has evaluated the performance of each operating segment based on its respective operating income. The operating segments adhere to the accounting polices used

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

for the consolidated financial statements, as described in Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements.

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

Revenues are generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for transportation, terminaling and storage of crude oil, refined products and natural gas. The commercial agreements with PBF Holding are described in Note 12 “Related Party Transactions” of the Notes to Consolidated Financial Statements. The Partnership does not have any foreign operations.

Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific reporting segment. Identifiable assets are those used by the operating segment, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with operations specific to a reporting segment.

	Year Ended December 31, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$250,412	$33,028	$—	$283,440
Depreciation and amortization expense	24,899	4,910	—	29,809
Income (loss) from operations	149,337	15,904	(21,371)	143,870
Interest expense, net, amortization of loan fees and debt premium and accretion on discounted liabilities	—	—	43,033	43,033
Capital expenditures, including the Knoxville Terminals Purchase and the East Coast Storage Assets Acquisition	97,077	78,619	—	175,696

	Year Ended December 31, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$234,338	$23,250	$—	$257,588
Depreciation and amortization expense	21,650	2,754	—	24,404
Income (loss) from operations	146,803	12,860	(16,284)	143,379
Interest expense, net and amortization of loan fees and debt premium	—	—	33,363	33,363
Capital expenditures, including the Toledo Products Terminal Acquisition	59,119	31,139	—	90,258

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

	Year Ended December 31, 2016
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$167,195	$21,811	$—	$189,006
Depreciation and amortization expense	12,978	2,428	—	15,406
Income (loss) from operations	111,512	10,695	(16,967)	105,240
Interest expense, net and amortization of loan fees and debt premium	—	—	30,433	30,433
Capital expenditures, including the Plains Asset Purchase	121,187	2,759	—	123,946

	Balance at December 31, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$731,505	$219,326	$5,522	$956,353

	Balance at December 31, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$649,975	$86,760	$11,480	$748,215

14. SUBSEQUENT EVENTS

Cash distribution

On February 14, 2019, PBF GP’s board of directors announced a cash distribution, based on the results of the fourth quarter of 2018, of $0.5050 per unit. The distribution is payable on March 14, 2019 to PBFX unitholders of record at the close of business on March 1, 2019.

IDR Restructuring Agreement

On February 13, 2019, the Partnership entered into the IDR Restructuring Agreement with PBF LLC and PBF GP, pursuant to which the IDRs held by PBF LLC will be canceled and converted into 10,000,000 newly issued PBFX common units. The IDR Restructuring is expected to close on February 28, 2019. Subsequent to the closing of the IDR Restructuring, no distributions will be made to PBF LLC with respect to the IDRs and the newly issued PBFX common units will be entitled to normal distributions.

Rail Agreement Amendments

On February 13, 2019, the Partnership amended the existing Amended and Restated Delaware City Rail Terminaling Services Agreement (as amended, the “Amended and Restated Delaware City Rail Terminaling Services Agreement”) between Delaware City Terminaling Company LLC and PBF Holding for the inclusion of services through certain rail infrastructure at the East Coast Storage Assets (the “East Coast Rail Assets”). The Partnership also entered into a new Terminaling Services Agreement, between Delaware City Terminaling Company and PBF Holding, with a four year term starting in 2022 subsequent to the expiration of the Amended and Restated Delaware City Rail Terminaling Services Agreement, related to the DCR Rail Facility and the East Coast Rail Assets, which will reduce the MVC to 95,000 bpd and includes additional services to be provided by us as operator of facilities owned by PBF Holding’s subsidiaries.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS

DCLC, DPC, Delaware City Terminaling, Toledo Terminaling, PLPT, PBFX Op Co, TVPC, PNGPC, TRLC, CLC, PTC and DSLC serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The Indenture governs subsidiaries designated as “Guarantor Subsidiaries.” In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. Refer to PBF LLC’s consolidated financial statements, which are included in its Annual Report on Form 10-K.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING BALANCE SHEET

	December 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$4,010	$15,898	$—	$—	$19,908
Accounts receivable - affiliates	9	37,043	—	—	37,052
Accounts receivable	365	7,146	—	—	7,511
Prepaids and other current assets	1,137	3,461	—	—	4,598
Due from related parties	161,613	561,605	—	(723,218)	—
Total current assets	167,134	625,153	—	(723,218)	69,069
Property, plant and equipment, net	—	862,117	—	—	862,117
Goodwill	—	6,332	—	—	6,332
Other non-current assets	—	18,835	—	—	18,835
Investment in subsidiaries	1,133,775	—	—	(1,133,775)	—
Total assets	$1,300,909	$1,512,437	$—	$(1,856,993)	$956,353
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$1,239	$10,808	$—	$—	$12,047
Accounts payable and accrued liabilities	41,023	9,949	—	—	50,972
Deferred revenue	—	2,960	—	—	2,960
Due to related parties	561,605	161,613	—	(723,218)	—
Total current liabilities	603,867	185,330	—	(723,218)	65,979
Long-term debt	673,324	—	—	—	673,324
Other long-term liabilities	—	23,860	—	—	23,860
Total liabilities	1,277,191	209,190	—	(723,218)	763,163

Commitments and contingencies (Note 11)

Equity:
Net investment - Predecessor	—	1,133,775	—	(1,133,775)	—
Common unitholders	23,718	—	—	—	23,718
Total PBF Logistics LP equity	23,718	1,133,775	—	(1,133,775)	23,718
Noncontrolling Interest	—	169,472	—	—	169,472
Total equity	23,718	1,303,247	—	(1,133,775)	193,190
Total liabilities and equity	$1,300,909	$1,512,437	$—	$(1,856,993)	$956,353

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

Commitments and contingencies (Note 11)

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2018
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$259,426	$—	$—	$259,426
Third-party	—	24,014	—	—	24,014
Total revenue	—	283,440	—	—	283,440

Costs and expenses:
Operating and maintenance expenses	—	88,390	—	—	88,390
General and administrative expenses	21,371	—	—	—	21,371
Depreciation and amortization	—	29,809	—	—	29,809
Total costs and expenses	21,371	118,199	—	—	139,570

Income (loss) from operations	(21,371)	165,241	—	—	143,870

Other income (expense):
Equity in earnings of subsidiaries	164,737	—	—	(164,737)	—
Interest expense, net	(40,541)	—	—	—	(40,541)
Amortization of loan fees and debt premium	(1,717)	—	—	—	(1,717)
Accretion on discounted liabilities	(271)	(504)	—	—	(775)
Net income	100,837	164,737	—	(164,737)	100,837
Less: Net loss attributable to Predecessor	—	(2,443)	—	—	(2,443)
Less: Net income attributable to noncontrolling interest	—	17,819	—	—	17,819
Net income attributable to the partners	100,837	149,361	—	(164,737)	85,461
Less: Net income attributable to the IDR holder	10,011	—	—	—	10,011
Net income attributable to PBF Logistics LP unitholders	$90,826	$149,361	$—	$(164,737)	$75,450

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2017
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$240,654	$—	$—	$240,654
Third-party	—	16,934	—	—	16,934
Total revenue	—	257,588	—	—	257,588

Costs and expenses:
Operating and maintenance expenses	—	73,521	—	—	73,521
General and administrative expenses	16,284	—	—	—	16,284
Depreciation and amortization	—	24,404	—	—	24,404
Total costs and expenses	16,284	97,925	—	—	114,209

Income (loss) from operations	(16,284)	159,663	—	—	143,379

Other income (expense):
Equity in earnings of subsidiaries	159,663	—	—	(159,663)	—
Interest expense, net	(31,875)	—	—	—	(31,875)
Amortization of loan fees and debt premium	(1,488)	—	—	—	(1,488)
Net income	110,016	159,663	—	(159,663)	110,016
Less: Net loss attributable to Predecessor	—	(4,986)	—	—	(4,986)
Less: Net income attributable to noncontrolling interest	—	14,565	—	—	14,565
Net income attributable to the partners	110,016	150,084	—	(159,663)	100,437
Less: Net income attributable to the IDR holder	9,055	—	—	—	9,055
Net income attributable to PBF Logistics LP unitholders	$100,961	$150,084	$—	$(159,663)	$91,382

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2016
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$175,448	$—	$—	$175,448
Third-party	—	13,558	—	—	13,558
Total revenue	—	189,006	—	—	189,006

Costs and expenses:
Operating and maintenance expenses	—	51,393	—	—	51,393
General and administrative expenses	16,609	358	—	—	16,967
Depreciation and amortization	—	15,406	—	—	15,406
Total costs and expenses	16,609	67,157	—	—	83,766

Income (loss) from operations	(16,609)	121,849	—	—	105,240

Other income (expense):
Equity in earnings of subsidiaries	121,849	—	—	(121,849)	—
Interest expense, net	(28,755)	—	—	—	(28,755)
Amortization of loan fees	(1,678)	—	—	—	(1,678)
Net income	74,807	121,849	—	(121,849)	74,807
Less: Net loss attributable to Predecessor	—	(11,832)	—	—	(11,832)
Less: Net income attributable to noncontrolling interest	—	5,679	—	—	5,679
Net income attributable to the partners	74,807	128,002	—	(121,849)	80,960
Less: Net income attributable to the IDR holder	4,031	—	—	—	4,031
Net income attributable to PBF Logistics LP unitholders	$70,776	$128,002	$—	$(121,849)	$76,929

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$100,837	$164,737	$—	$(164,737)	$100,837
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	29,809	—	—	29,809
Amortization of loan fees and debt premium	1,717	—	—	—	1,717
Accretion of discounted liabilities	271	504	—	—	775
Unit-based compensation expense	5,757	—	—	—	5,757
Equity in earnings of subsidiaries	(164,737)	—	—	164,737	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(8)	3,773	—	—	3,765
Accounts receivable	(365)	(5,723)	—	—	(6,088)
Prepaids and other current assets	(566)	(113)	—	—	(679)
Accounts payable - affiliates	(783)	530	—	—	(253)
Accounts payable and accrued liabilities	1,351	(3,687)	—	—	(2,336)
Amounts due to/from related parties	75,417	(75,417)	—	—	—
Deferred revenue	—	1,522	—	—	1,522
Other assets and liabilities	(1,114)	(571)	—	—	(1,685)
Net cash provided by operating activities	17,777	115,364	—	—	133,141

Cash flows from investing activities:
Knoxville Terminals Purchase	—	(58,356)	—	—	(58,356)
East Coast Storage Assets Acquisition	—	(74,989)	—	—	(74,989)
Expenditures for property, plant and equipment	—	(42,351)	—	—	(42,351)
Investment in subsidiaries	(83,524)	—	—	83,524	—
Net cash used in investing activities	(83,524)	(175,696)	—	83,524	(175,696)

Cash flows from financing activities:
Net proceeds from issuance of common units	34,820	—	—	—	34,820
Distributions to unitholders	(98,786)	—	—	—	(98,786)
Distribution to TVPC members	—	(20,250)	—	—	(20,250)
Contribution from parent	—	87,725	—	(83,524)	4,201
Proceeds from revolving credit facility	170,000	—	—	—	170,000
Repayment of revolving credit facility	(43,700)	—	—	—	(43,700)
Deferred financing costs	(3,486)	—	—	—	(3,486)
Net cash provided by financing activities	58,848	67,475	—	(83,524)	42,799

Net change in cash and cash equivalents	(6,899)	7,143	—	—	244
Cash and equivalents, beginning of period	10,909	8,755	—	—	19,664
Cash and equivalents, end of period	$4,010	$15,898	$—	$—	$19,908

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$110,016	$159,663	$—	$(159,663)	$110,016
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	24,404	—	—	24,404
Amortization of loan fees and debt premium	1,488	—	—	—	1,488
Unit-based compensation expense	5,345	—	—	—	5,345
Equity in earnings of subsidiaries	(159,663)	—	—	159,663	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	124	(4,078)	—	—	(3,954)
Accounts receivable	—	2,871	—	—	2,871
Prepaids and other current assets	(265)	226	—	—	(39)
Accounts payable - affiliates	352	369	—	—	721
Accounts payable and accrued liabilities	311	(2,397)	—	—	(2,086)
Amounts due to/from related parties	82,873	(82,873)	—	—	—
Deferred revenue	—	486	—	—	486
Other assets and liabilities	(957)	(113)	—	—	(1,070)
Net cash provided by operating activities	39,624	98,558	—	—	138,182

Cash flows from investing activities:
Toledo Products Terminal Acquisition	—	(10,097)	—	—	(10,097)
Expenditures for property, plant and equipment	—	(80,161)	—	—	(80,161)
Purchases of marketable securities	(75,036)	—	—	—	(75,036)
Maturities of marketable securities	115,060	—	—	—	115,060
Investment in subsidiaries	(11,072)	—	—	11,072	—
Net cash provided by (used in) investing activities	28,952	(90,258)	—	11,072	(50,234)

Cash flows from financing activities:
Distributions to unitholders	(85,430)	—	—	—	(85,430)
Distribution to TVPC members	—	(21,544)	—	—	(21,544)
Contribution from parent	—	21,511	—	(11,072)	10,439
Proceeds from issuance of senior notes	178,500	—	—	—	178,500
Repayment of term loan	(39,664)	—	—	—	(39,664)
Proceeds from revolving credit facility	20,000	—	—	—	20,000
Repayment of revolving credit facility	(179,500)	—	—	—	(179,500)
Repayment of Affiliate Note Payable	—	(11,600)	—	—	(11,600)
Deferred financing costs	(3,706)	—	—	—	(3,706)
Net cash used in financing activities	(109,800)	(11,633)	—	(11,072)	(132,505)

Net change in cash and cash equivalents	(41,224)	(3,333)	—	—	(44,557)
Cash and equivalents, beginning of period	52,133	12,088	—	—	64,221
Cash and equivalents, end of period	$10,909	$8,755	$—	$—	$19,664

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$74,807	$121,849	$—	$(121,849)	$74,807
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	—	15,406	—	—	15,406
Amortization of loan fees	1,678	—	—	—	1,678
Unit-based compensation expense	4,360	—	—	—	4,360
Equity in earnings of subsidiaries	(121,849)	—	—	121,849	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(125)	(12,314)	—	—	(12,439)
Accounts receivable	—	(4,294)	—	—	(4,294)
Prepaids and other current assets	(71)	3,223	—	—	3,152
Accounts payable - affiliates	1,096	2,417	—	—	3,513
Accounts payable and accrued liabilities	(211)	8,131	—	—	7,920
Amounts due to/from related parties	115,616	(115,616)	—	—	—
Deferred revenue	—	952	—	—	952
Other assets and liabilities	(672)	(330)	—	—	(1,002)
Net cash provided by operating activities	74,629	19,424	—	—	94,053

Cash flows from investing activities:
Plains Asset Purchase	(98,373)	—	—	—	(98,373)
Expenditures for property, plant and equipment	—	(25,573)	—	—	(25,573)
Purchases of marketable securities	(1,909,965)	—	—	—	(1,909,965)
Maturities of marketable securities	2,104,209	—	—	—	2,104,209
Investment in subsidiaries	(3,053)	—	—	3,053	—
Net cash provided by (used in) investing activities	92,818	(25,573)	—	3,053	70,298

Cash flows from financing activities:
Proceeds from issuance of common units	138,378	—	—	—	138,378
Distribution to PBF LLC related to Acquisitions from PBF	(175,000)	—	—	—	(175,000)
Distributions to unitholders	(67,534)	—	—	—	(67,534)
Contribution from parent	—	18,237	—	(3,053)	15,184
Repayment of term loan	(194,536)	—	—	—	(194,536)
Proceeds from revolving credit facility	194,700	—	—	—	194,700
Repayment of revolving credit facility	(30,000)	—	—	—	(30,000)
Net cash (used in) provided by financing activities	(133,992)	18,237	—	(3,053)	(118,808)

Net change in cash and cash equivalents	33,455	12,088	—	—	45,543
Cash and equivalents, beginning of period	18,678	—	—	—	18,678
Cash and equivalents, end of period	$52,133	$12,088	$—	$—	$64,221

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, PER BARREL, UNIT AND PER UNIT DATA)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per unit amounts).

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$64,740	$68,099	$70,556	$80,045
Income from operations	33,926	33,796	37,577	38,571
Net income	23,978	23,371	27,010	26,478
Net income attributable to PBF Logistics LP unitholders	18,280	16,677	18,724	21,769
Net income per limited partner unit:
Common - basic	$0.43	$0.39	$0.42	$0.48
Common - diluted	$0.43	$0.39	$0.42	$0.48

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$61,164	$63,016	$66,195	$67,213
Income from operations	34,697	33,867	39,201	35,614
Net income	26,713	25,981	31,453	25,869
Net income attributable to PBF Logistics LP unitholders	22,922	21,204	26,347	20,909
Net income per limited partner unit:
Common - basic	$0.55	$0.49	$0.63	$0.50
Common - diluted	$0.55	$0.49	$0.63	$0.50
Subordinated units - basic and diluted	$0.55	$0.52	$—	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2018. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, management concluded that as of December 31, 2018, our internal control over financial reporting is effective.

On April 16, 2018, our wholly-owned subsidiary, PLPT, completed the Knoxville Terminals Purchase, which consisted of the Knoxville Terminals. On October 1, 2018, we completed the East Coast Storage Assets Acquisition, which consisted of the East Coast Storage Assets. We are in the process of integrating the Knoxville Terminals’ and the East Coast Storage Assets’ operations, including internal control over financial reporting. There have been no other changes in our internal control over financial reporting during the quarter-ended December 31, 2018 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of PBF Logistics LP

We are managed by the directors and executive officers of our general partner, PBF GP, which is a wholly-owned subsidiary of PBF LLC. PBF LLC is, in turn, a subsidiary of PBF Energy. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Our general partner has a board of directors. The initial directors were appointed by PBF Energy and thereafter were appointed by the directors then in office. Our unitholders are not entitled to elect the directors of PBF GP, directly or indirectly, or to participate in our management or operations.

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

Director Independence

Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act. The board of directors of our general partner has determined that Bruce A. Jones, David Roush and Karen Davis are independent under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE’s listing standards, a director will not be deemed independent unless the board of directors of our general partner affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Jones and Roush and Ms. Davis has no material relationship with us or PBF Energy, either directly or as a partner, stockholder or officer of an organization that has a relationship with us or PBF Energy, and each of them is therefore independent under the NYSE’s listing standards and applicable SEC rules and regulations.

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

Meetings of the Board of Directors

During the last fiscal year, the board of directors of our general partner had eight meetings, while the audit committee had five meetings and the conflicts committee had eighteen meetings. All directors have access to members of management and a substantial amount of information transfer and informal communication occurs between meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board of directors of our general partner on which the director served. Under our corporate governance guidelines, executive sessions of the non-management directors are held periodically as part of the routine activities and deliberation of the board of directors. The non-management directors determine among themselves who shall preside at such meetings. The non-management directors may request that certain employees and executive officers of our general partner and/or PBF Energy and other advisers and consultants to make presentations or participate in discussions at such meetings. To the extent this group of non-management directors does not also meet the independence standards of the NYSE, the directors who do meet such independence requirements shall also meet in executive sessions at least once a year.

Directors and Executive Officers of PBF Logistics GP, LLC

The following table shows information for the executive officers and directors of our general partner as of February 21, 2019. Directors are elected by the board members of our general partner and are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, retirement, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Some of our directors and all of our executive officers also serve as executive officers of PBF Energy.

	Age
Name	(as of December 31, 2018)	Position with PBF Logistics GP, LLC
Thomas J. Nimbley	67	Chief Executive Officer and Chairman of the Board of Directors
Matthew C. Lucey	45	Executive Vice President and Director
Trecia Canty	49	Senior Vice President, General Counsel and Secretary
C. Erik Young	41	Senior Vice President, Chief Financial Officer and Director
Timothy Paul Davis	56	Assistant Secretary
Michael D. Gayda	64	Director
Bruce A. Jones	65	Director
David Roush	65	Director
Karen B. Davis	62	Director

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

Matthew C. Lucey was appointed a Director of our general partner in 2013 and has served as our Executive Vice President since April 2014. Prior to that, from 2013, he served as Senior Vice President, Chief Financial Officer of our general partner. Mr. Lucey has served as the President of PBF Energy since January 2015. From April 2014 to January 2015, Mr. Lucey served as Executive Vice President of PBF Energy. Mr. Lucey joined PBF Energy as Vice President, Finance in April 2008 and served as Senior Vice President, Chief Financial Officer of PBF Energy from April 2010 until his promotion in March 2014. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.

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

C. Erik Young was appointed a Director of our general partner in October 2016 and serves as the Senior Vice President and Chief Financial Officer. Mr. Young has served as the Senior Vice President and Chief Financial Officer of our general partner and of PBF Energy effective April 1, 2014. Mr. Young previously served as Director, Strategic Planning at PBF Energy since December 2010, where he was responsible for both corporate development and capital markets initiatives for PBF Energy. Prior to joining the Company, Mr. Young spent 11 years in corporate finance, strategic planning and mergers and acquisitions roles across a variety of industries. He began his career in investment banking before joining J.F. Lehman & Company, a private equity investment firm, in 2001.

Timothy Paul Davis was appointed Assistant Secretary of a subsidiary of our general partner and President, PBF Energy Western Region LLC in September 2017. Mr. Davis joined PBF Energy in April of 2012 and served as head of its commercial operations related to crude oil and refinery feedstock sourcing from May of 2013 to January 2015 and, from January 2015 to September 2015, served as its Co-Head of Commercial and served as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor Inc.’s (“Premcor”) U.S. Midwest clean products disposition group. Mr. Davis has over 30 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil Corporation in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined petroleum products, as well as optimization roles within refineries.

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

Bruce A. Jones was appointed an independent Director of our general partner in April 2014 and serves on the Audit and Conflicts Committees. Mr. Jones has over 30 years of experience in energy related industries, including 19 years in refining and distribution. From May 2006 until February 2010, Mr. Jones served as Executive Vice President, Chief Operating Officer of Petroplus during its acquisitions of five European refineries. Mr. Jones retired in February 2010. Prior to Petroplus, he served as Vice President Environmental Health and Safety for Premcor until its sale to Valero in August 2005. Mr. Jones previously held various positions with Phillips, Tosco, Exxon Corporation and Public Service Electric and Gas Company. Mr. Jones has extensive experience in the energy industry, including refining and distribution operations with a strong basis in safe and environmentally compliant operations, and, for these reasons, he is a valuable member of the board of directors of our general partner.

David Roush was appointed an independent Director of our general partner in April 2014 and serves on the Audit and Conflicts Committees. Mr. Roush is a licensed CPA and an experienced entrepreneur and financial expert. Mr. Roush is a founder and principal of JDP Holdings, Inc. (“JDP Holdings”), an investment company which acquires and develops technology companies. He founded JDP Holdings in the early part of 2010. Prior to that, Mr. Roush founded Insurance.com, a leading, web-based, auto insurance agency, in 2000 and worked as its Chairman and Chief Executive Officer until February 2009. Mr. Roush has also held various positions at Progressive Insurance and worked as an internal auditor for the Bendix/Allied Signal Corporation. Mr. Roush has over 40 years of accounting and management experience and is a licensed CPA, and, for these reasons, he is a valuable member of the board of directors of our general partner.

Karen B. Davis was appointed an independent Director of our general partner in December 2017 and serves on the Audit and Conflicts Committees. Ms. Davis most recently served as the Executive Vice President and Chief Financial Officer of both Western Refining Inc. (“Western”) and the general partner of Western Refining Logistics LP from August 2016 to May 2017.  Prior to that, she served as the Executive Vice President and Chief Financial Officer of Western’s affiliate, the general partner of Northern Tier Energy LP from February 2015 to August 2016.  Ms. Davis also served as the Chief Financial Officer of the general partner of Western Refining Logistics and the Vice President-Director of Investor Relations of Western from December 2014 to February 2015. Previously, Ms. Davis served as the Chief Accounting Officer of PBF Energy Inc. from February 2011 to November 2014, and of PBF Logistics GP LLC, the general partner of PBF Logistics LP, from its inception in February 2013 until November 2014. During her career, Ms. Davis has served in other executive accounting and finance positions with various public and private companies throughout the United States. Ms. Davis’s extensive experience in the energy industry as a finance executive establishes her as a valuable member of the board of directors of our general partner.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our general partner’s officers and directors and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3 and 4, including any amendments, filed with the SEC in 2018 (no Forms 5, or any amendments, were filed with respect to 2018), all required report filings by our (or our general partner’s) directors and executive officers and greater than 10% affiliated beneficial owners were timely made.

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

Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s compensation programs and the key executive compensation decisions that were made for 2018. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2018 were as follows:

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

Under the terms of the Omnibus Agreement, we pay an annual administrative fee of $5.0 million per year to PBF Energy for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of PBF Energy employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse PBF Energy directly for a proportionate amount of the salary and employee benefits costs of PBF Energy employees who devote more than 50% of their time to our business and affairs, which is currently estimated to be approximately $2.0 million annually.

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

Compensation Objectives and Philosophy

Overview

Our 2018 NEO compensation framework was designed to reward our NEOs for their efforts with respect to our acquisitions, provide retention incentives for our NEOs, and motivate our NEOs to increase the value of our units. Our compensation program is intended to:

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

At present, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP. Our general partner did not engage a compensation consultant in 2018. Because neither we nor our general partner employ any of our NEOs and because our NEOs are compensated by PBF Energy to manage our business and affairs, we do not provide traditional fixed or discretionary compensation (e.g., salary and bonus) to our NEOs.

2014 Long-Term Incentive Plan

Awards may be made under the LTIP to officers, directors and employees of subsidiaries of PBF Energy, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. In recognition of strong performance of our assets and the successful completion of our recent acquisitions and organic growth projects, the Compensation Committee of PBF Energy and the board of directors of our general partner approved grants under the LTIP to our NEOs. Each of our NEOs received a grant of phantom units that vests over a four year period, subject to certain accelerated vesting rights. These phantom units are accompanied by distribution equivalent rights (“DERs”) that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. Phantom units motivate our NEOs to attain our long term goals and support our overall business priorities as well as aligning our NEOs interests with those of our unitholders. The initial equity grants provided our NEOs with an immediate stake in our performance and were intended to immediately align the interests of our NEOs and our unitholders by providing a direct incentive for our NEOs to focus on unitholder value. The LTIP is now administered by the disinterested directors on the board of directors of our general partner.

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

Compensation Consultants

The board of directors of our general partner does not have a compensation committee, and it did not retain a compensation consultant in 2018.

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

2018 Summary Compensation Table

The Summary Compensation Table summarizes the total compensation paid or earned by each of our NEOs.

Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Award	All Other Compensation	Total
		($) (1)	($) (1)	($) (2)	($) (1)	($) (1)	($)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	2018	—	—	398,000	—	—	398,000
	2017	—	—	420,000	—	—	420,000
	2016	—	—	297,000	—	—	297,000
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	2018	—	—	248,750	—	—	248,750
	2017	—	—	262,500	—	—	262,500
	2016	—	—	247,500	—	—	247,500
Matthew C. Lucey, Executive Vice President and Director	2018	—	—	298,500	—	—	298,500
	2017	—	—	315,000	—	—	315,000
	2016	—	—	297,000	—	—	297,000
Trecia Canty, Senior Vice President and General Counsel	2018	—	—	248,750	—	—	248,750
	2017	—	—	262,500	—	—	262,500
	2016	—	—	247,500	—	—	247,500
Timothy Paul Davis, Assistant Secretary	2018	—	—	248,750	—	—	248,750
	2017	—	—	262,500	—	—	262,500
	2016	—	—	247,500	—	—	247,500
____________

(1)	As noted above, no compensation other than grants of phantom units under our LTIP is reported for the NEOs.

(2)
This column represents the aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”) for financial statement reporting purposes for the phantom units granted under the 2014 Long-Term Incentive Plan. Fair value is calculated using the closing price of our units on the date of grant. The per unit grant date fair value for the 2018, 2017 and 2016 grants was $19.90, $21.00 and $19.80, respectively. Assumptions used in the calculation of this amount are included in Note 9 “Unit-Based Compensation” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Grants of Plan Based Awards in 2018

The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2018.

Name and Principal Position	Grant Date	Awards: Number of Units (1)	Option Awards: Number of Securities Underlying Option	Exercise or Base Price of Options Awards (Per Share)	Grant Date Fair Value of Units and Option Awards (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	5/1/2018	20,000	—	—	$398,000
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	5/1/2018	12,500	—	—	$248,750
Matthew C. Lucey, Executive Vice President and Director	5/1/2018	15,000	—	—	$298,500
Trecia Canty, Senior Vice President and General Counsel	5/1/2018	12,500	—	—	$248,750
Timothy Paul Davis, Assistant Secretary	5/1/2018	12,500	—	—	$248,750
____________

(1)	All awards in this column are phantom units under our LTIP.

(2)
The amounts in this column reflect the aggregate grant date fair value of $19.90 per unit, which is equal to the NYSE closing price of our common units on the grant date. Assumptions used in the calculation of this amount for the 2018 fiscal year are included in Note 9 “Unit-Based Compensation” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Outstanding Equity Awards at December 31, 2018

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2018.

						Unit Awards (1)
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	5/1/2018	—	—	N/A	N/A	20,000	$402,000
	5/1/2017	—	—	N/A	N/A	15,000	$301,500
	4/26/2016	—	—	N/A	N/A	7,500	$150,750
	4/27/2015	—	—	N/A	N/A	3,750	$75,375
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	5/1/2018	—	—	N/A	N/A	12,500	$251,250
	5/1/2017	—	—	N/A	N/A	9,375	$188,438
	4/26/2016	—	—	N/A	N/A	6,250	$125,625
	4/27/2015	—	—	N/A	N/A	3,125	$62,813
Matthew C. Lucey, Executive Vice President and Director	5/1/2018	—	—	N/A	N/A	15,000	$301,500
	5/1/2017	—	—	N/A	N/A	11,250	$226,125
	4/26/2016	—	—	N/A	N/A	7,500	$150,750
	4/27/2015	—	—	N/A	N/A	3,750	$75,375
Trecia Canty, Senior Vice President and General Counsel	5/1/2018	—	—	N/A	N/A	12,500	$251,250
	5/1/2017	—	—	N/A	N/A	9,375	$188,438
	4/26/2016	—	—	N/A	N/A	6,250	$125,625
	4/27/2015	—	—	N/A	N/A	1,250	$25,125
Timothy Paul Davis, Assistant Secretary	5/1/2018	—	—	N/A	N/A	12,500	$251,250
	5/1/2017	—	—	N/A	N/A	9,375	$188,438
	4/26/2016	—	—	N/A	N/A	6,250	$125,625
	4/27/2015	—	—	N/A	N/A	3,125	$62,813
____________

(1)	All awards in this column are phantom units granted under our LTIP which vest ratably over a four year period.

(2)	Amounts in this column are based upon a fair market value of $20.10 per unit which was the NYSE closing price of our common units on December 31, 2018.

Option Exercises and Units Vested in 2018

The following table reflects the aggregate value realized by the NEOs for phantom units that vested in 2018. We have not granted any options to purchase our units.

	Unit Awards
Name and Principal Position	Number of Units Acquired on Vesting (1)	Value Realized on Vesting (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	17,500	$347,188
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	13,125	$260,406
Matthew C. Lucey, Executive Vice President and Director	16,250	$322,313
Trecia Canty, Senior Vice President and General Counsel	9,375	$186,250
Timothy Paul Davis, Assistant Secretary	13,125	$260,406
____________

(1)	Reflects the vesting of one-fourth of the service phantom units granted to Messrs. Nimbley, Young, Lucey, Ms. Canty and Mr. Davis in May 2017, April 2016, April 2015 and May 2014.

(2)
The value realized for the service phantom units was calculated using the closing price of our common units on April 26, April 27, May 1 and May 23, 2018, the vesting date, multiplied by the number of units that vested. This amount also includes the value of DERs received as a cash distribution on the vested units during the vesting period.

Potential Payments Upon Termination or Change of Control

The following table discloses the estimated payments and benefits that would be provided to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change of control described in their respective employment agreements and the LTIP took place on December 31, 2018 and their last day of employment with our general partner or its affiliates was December 31, 2018. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our unit price.

Name and Principal Position	Termination of Employment (1)		Other Termination of Employment	Change of Control (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	$1,096,450	(3)	—	$1,096,450	(3)
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	$746,750	(4)	—	$746,750	(4)
Matthew C. Lucey, Executive Vice President and Director	$896,100	(5)	—	$896,100	(5)
Trecia Canty, Senior Vice President and General Counsel	$695,675	(6)	—	$695,675	(6)
Timothy Paul Davis, Assistant Secretary	$746,750	(4)	—	$746,750	(4)
____________

(1)	Death, disability, without cause and good reason are defined in the applicable award agreements.

(2)
The agreements evidencing the phantom unit grants to our NEOs in 2018 provide that in the event of a Change of Control (as defined below), all of the then outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settled in accordance with its terms. The amounts in this column assume that a Change of Control occurred on December 31, 2018, all of the then outstanding phantom units and associated DERs became nonforfeitable as of December 31, 2018, and such phantom units would vest on the March 14, 2019 distribution date. That portion of the dollar value given that is attributable to the PBFX phantom units is based on the market value of PBFX’s common units on December 31, 2018 ($20.10), without discount for service period.

(3)	Consists of the value of 46,250 phantom units and associated DERs.

(4)	Consists of the value of 31,250 phantom units and associated DERs.

(5)	Consists of the value of 37,500 phantom units and associated DERs.

(6)	Consists of the value of 29,375 phantom units and associated DERs.

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

Director Compensation

Officers or employees of our general partner who also serve as directors of our general partner do not receive additional compensation for such service. Directors of our general partner who are not also officers or employees of our general partner receive cash compensation on a quarterly basis as a retainer and for attending meetings of the board of directors and committee meetings and grants under our LTIP as follows:

•	A cash retainer of $50,000 per year, paid quarterly.

•	For the audit committee chair, an additional cash retainer of $10,000 per year, paid quarterly.

•	An additional cash payment of $1,500 for each board of directors or committee meeting attended.

•
Annual grants under our LTIP of a number of phantom units with a fair market value equal to approximately $50,000 at the date of grant. These phantom units will generally vest over a four year period and have associated DERs.

In addition, we reimburse each director for out-of-pocket expenses in connection with attending meetings. We will fully indemnify each director for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to a director indemnification agreement and our partnership agreement.

The following table reflects all compensation granted to each non-employee director during 2018.

	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
Name	($)(1)	($)(2)(3)(4)	($)	($)
Michael D. Gayda	60,500	50,000	—	110,500
Bruce A. Jones	98,000	50,000	—	148,000
David Roush	108,000	50,000	—	158,000
Karen Davis	98,000	50,000	—	148,000
____________

(1)	The annual cash fees for non-employee directors’ board of directors and committee service for the period of January 1, 2018 through December 31, 2018.

(2)
On May 1, 2018, each of the non-employee directors received a grant of 2,513 phantom units, representing their annual phantom unit award grant of $50,000, based on the grant date closing stock price of $19.90.

(3)
The table below reflects the total service phantom units outstanding as of the end of the 2018 fiscal year for each non-employee director. No options or other equity-based awards have been granted to the non-employee directors.

Name	Total Service Phantom Units Outstanding
Michael D. Gayda	6,084
Bruce A. Jones	6,084
David Roush	6,084
Karen Davis	4,325

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth as of February 19, 2019 the beneficial ownership of our units held by:

•	each person who beneficially owns 5% or more of the outstanding units;

•	each director and named executive officer of PBF GP; and

•	all directors and officers of PBF GP as a group.

We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a “beneficial owner” of a security if that person has or shares “voting power” that includes the power to vote or to direct the voting of the security, or “investment power” that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 19, 2019, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units that they beneficially own, subject to community property laws where applicable.

The percentage of our units beneficially owned is based on a total of 45,348,821 common units outstanding. The percentage of PBF Energy common stock beneficially owned is based on the shares of Class A common stock and Class B common stock outstanding, with each share of Class B common stock representing the number of PBF LLC Series A units beneficially owned. As of February 19, 2019, 119,845,901 shares of Class A common stock were beneficially owned, as determined in accordance with the rules and regulations of the SEC.

	PBF Logistics LP		PBF Energy Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Thomas J. Nimbley	143,750	0.3%	1,653,490	1.4%
Matthew C. Lucey	50,000	0.1%	526,047	0.4%
Michael D. Gayda	48,255	0.1%	6,538	*
Timothy Paul Davis	25,617	0.1%	330,058	0.3%
C. Erik Young	22,672	*	420,305	0.4%
David Roush	18,100	*	—	—
Trecia Canty	15,783	*	201,461	0.2%
Bruce A. Jones	14,230	*	—	—
Karen B. Davis	5,604	*	—	—
All directors and executive officers as a group (11 persons)	420,758	0.9%
Other 5% or more unitholders:
PBF Energy Inc. (2)	19,953,631	44.0%
Carlos Slim Helu et. Al (3)	4,255,121	9.4%
Clearbridge Investments, LLC (4)	3,574,811	7.9%
Goldman Sachs Asset Management (5)	2,411,747	5.3%
____________

*	Less than 0.1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

(2)
A subsidiary of PBF Energy Inc. holds the common units and general partner interest. PBF Energy Company LLC directly holds 19,953,631 common units and all the general partner interest. PBF Energy Inc. is the ultimate parent of PBF Energy Company LLC and may, therefore, be deemed to beneficially own the units held. PBF Energy Inc. files information with, or furnishes information to, the United States Securities and Exchange Commission (the “SEC”) pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(3)
According to a Schedule 13G/A filed with the SEC on February 14, 2019 by Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (collectively, the “Slim Family”). The members of the Slim Family are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Inversora Carso, S.A. de C.V, formerly known as Inmobiliaria Carso, S.A. de C.V. (“Inversora Carso”). Inversora Carso, a sociedad anónima de capital variable organized under the laws of the United Mexican States (“Mexico”), is a holding company with portfolio investments in various companies. Inversora Carso owns all of the outstanding voting securities of Control Empresarial de Capitales S.A. de C.V. The Slim Family has an address of Paseo de las Palmas 736, Colonia Lomas de Chapultepec, 11000 Ciudad de México, México and Inversora Carso, Paseo de las Palmas 781, Piso 3, Lomas de Chapultepec, Seccion III, Migual Hidalgo, Ciudad de Mexico, Mexico, 11000. The Schedule 13G/A reports that the Slim Family and Inversora Carso have shared voting and dispositive power with respect to the reported units.

(4)
According to a Schedule 13G/A filed with the SEC on February 14, 2019 by Clearbridge Investments, LLC, with an address of 620 8th Avenue, New York, New York 10018. The Schedule 13G/A reports that Clearbridge Investments, LLC has sole voting and dispositive power with respect to the reported units.

(5)
According to a Schedule 13G/A filed with the SEC on February 6, 2019 by Goldman Sachs Asset Management, with an address of 200 West Street, New York, New York 10282. The Schedule 13G/A reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and dispositive power with respect to the reported units.

 Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	716,458	—	312,757
Equity compensation plans not approved by security holders	—	—	—
Total	716,458	—	312,757
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

(3)
The LTIP was adopted by the PBF GP in connection with the closing of the IPO and provides for the making of certain awards, including common units, restricted units, phantom units, unit appreciation rights and distribution equivalent rights. For information about the LTIP that did not require approval by our limited partners, see “Item 11. Executive Compensation.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Relationships with PBF Energy and PBF LLC

As of February 19, 2019, PBF LLC owned 19,953,631 common units, representing an approximate 44.0% limited partner interest in us and a non-economic general partner interest and owned all of the IDRs. Transactions with PBF Energy and its affiliated entities are considered to be related party transactions because PBF Energy and its affiliates owned more than 5% of our equity interests; in addition, PBF Energy’s executive officers serve as executive officers of both PBF Energy and our general partner. Whenever a conflict arises between our general partner or its affiliates on the one hand, and us or our limited partners on the other hand, the resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution or course of action in respect of such conflict of interest is:

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

Procedures for Review, Approval and Ratification of Transactions with Related Persons

The board of directors of our general partner has adopted a written related party transactions policy to document procedures pursuant to which “related party transactions” are reviewed, approved or ratified. Under Item 404 of Regulation S-K, a “related party transaction” means any transaction or series of transactions in which we are a participant, the amount involved exceeds $120,000, and any related person has a direct or indirect material interest. The policy covers all transactions between us and any related party (including any transactions requiring disclosure under Item 404), other than (1) employment of executive officers if the compensation is disclosed in applicable SEC filings or approved by the independent directors of our general partner; (2) compensation of the directors of our general partner that is disclosed in applicable SEC filings; (3) pro rata payments arising solely from the ownership of our equity securities; (4) certain indebtedness arising from ordinary course transactions or with owners of more than 5% of our common units; (5) transactions where the rates or charges are determined by competitive bids; (6) certain charitable contributions; (7) regulated transactions; and (8) certain financial services. In addition, any transactions between us, any of our subsidiaries or any of our limited partners, on the one hand, and our general partner or any of its affiliates, on the other hand, which has been submitted to the conflicts committee of our general partner for review and approval, shall not constitute a related party transaction under the policy.

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

Acquisitions

Development Assets Acquisition

On July 16, 2018, we entered into the Development Assets Contribution Agreements. Pursuant to the Development Assets Contribution Agreements, we acquired from PBF LLC all of the issued and outstanding limited liability company interests of: TRLC, CLC, PTC and DSLC. The Development Assets Acquisition closed on July 31, 2018 for total consideration of $31,586, consisting of 1,494,134 common units issued to PBF LLC representing limited partner interests in us.

IDR Restructuring Agreement

On February 13, 2019, we entered into the IDR Restructuring Agreement with PBF LLC and PBF GP, pursuant to which the IDRs held by PBF LLC will be canceled and converted into 10,000,000 newly issued PBFX common units. The IDR Restructuring is expected to close on February 28, 2019. Subsequent to the closing of the IDR Restructuring, no distributions will be made to PBF LLC with respect to the IDRs and the newly issued PBFX common units will be entitled to normal distributions.

Distributions and Payments to Our General Partner and its Affiliates

We will generally make cash distributions to our unitholders pro rata, including PBF LLC, as the holder of 29,953,631 common units representing limited partner interests in us, following the closing of the IDR Restructuring.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, PBF Energy would receive an annual distribution of approximately $35.9 million on its common units following the closing of the IDR Restructuring.

Our general partner and its affiliates are generally entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the Omnibus Agreement or the Services

Agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed.

If we are ever liquidated, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

In connection with our quarterly distributions, we distributed $50.6 million and $41.9 million to PBF LLC for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018 and 2017, TVPC distributed $20.3 million and $21.5 million, respectively, to each of its members, which includes TVP Holding, a subsidiary of PBF Holding.

Agreements with PBF Energy

Commercial Agreements

We currently derive the majority of our revenue from long-term, fee-based agreements with PBF Holding, supported by MVCs as applicable and contractual fee escalations for inflation adjustments and certain increases in operating costs. We believe the terms and conditions under these agreements, as well as the Omnibus Agreement and the Services Agreement each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

Refer to Note 12 “Related Party Transactions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the commercial agreements with PBF Holding.

Omnibus Agreement

In addition to the commercial agreements described above, we have entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions, as well as (i) PBF LLC’s agreement not to compete with us under certain circumstances, subject to certain exceptions, (ii) our right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the IPO, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and (iii) a license to use our trademark and name.

On July 31, 2018, in connection with the Development Assets Acquisition, we entered into the Fifth Amended and Restated Omnibus Agreement to update the provision of these executive management services and support for the Development Assets, which we expect to result in an increase of the estimated annual fee to $7.0 million.

Services Agreement

Additionally, we have entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for us to perform its obligations under its commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air.

On July 31, 2018, in connection with the Development Assets Acquisition, we entered into the Sixth Amended and Restated Operation and Management Services and Secondment Agreement to update the provision of these operation and management services for the Development Assets, resulting in an increase of the annual fee to $8.6 million. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service on 30-days’ notice.

PBFX’s 2023 Notes

On May 12, 2015, we, along with PBF Finance, issued the initial 2023 Notes, and on October 6, 2017, we, along with PBF Finance issued the additional 2023 Notes. Our named executive officers (other than Timothy Paul Davis) and certain of PBF Energy’s officers and directors and their affiliates and family members purchased $19.9 million aggregate principal amount of the initial 2023 Notes.

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For fiscal years 2018 and 2017, Deloitte & Touche LLP (“Deloitte”) billed the following fees and expenses for the indicated services:

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit Fees and Expenses	$1,032,000	$758,000
Audit-related Fees	601,300	608,700
Tax Fees	403,137	353,391
All Other Fees	—	—
Total Fees and Expenses	$2,036,437	$1,720,091

Audit fees paid for the services of Deloitte during fiscal year 2018 and 2017 include services related to the audits of our Consolidated Financial Statements and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal year ended December 31, 2018 and 2017 financial statements regardless of the timing of payment for those fees and expenses.

All engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the audit committee of the board of directors of our general partner. During the year ended December 31, 2018 and 2017, all of the services performed for us by Deloitte were pre-approved by the audit committee.

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

2.3
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

3.3
Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of PBF Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-36446) filed on May 3, 2018).

3.4	Certificate of Formation of PBF Logistics GP LLC (incorporated by reference herein to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
3.5
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

4.2	Form of 6.875% Senior Note (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

Exhibit Number	Description
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

4.6
Fourth Supplemental Indenture dated as of March 13, 2017, among Paulsboro Natural Gas Pipeline Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).

4.7
Fifth Supplemental Indenture dated October 6, 2017, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on October 6, 2017).

4.8
Registration Rights Agreement, dated as of October 6, 2017, among PBF Logistics LP, PBF Logistics Finance Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36446) filed on October 6, 2017).

4.9
Sixth Supplemental Indenture dated as of September 11, 2018, among DCR Storage and Loading LLC, Chalmette Logistics Company LLC, Toledo Rail Logistics Company LLC, Paulsboro Terminaling Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36446) filed on October 31, 2018).

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

Exhibit Number	Description
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

10.13
Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.14
Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.15
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.16
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

10.17
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

10.20
Storage Services Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).

10.21
Lease Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and Chalmette Refining, L.L.C. (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).

Exhibit Number	Description
10.22
Precedent Agreement dated as of February 28, 2017 by Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference herein to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).

10.23
Expansion Rights and Right of First Refusal Agreement dated as of February 28, 2017 among PBF Energy Company LLC, PBF Logistics GP LLC, and PBF Logistics LP (incorporated by reference herein to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).

10.24
Firm Transportation Service Agreement dated as of August 3, 2017, by and between Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36446) filed on November 2, 2017).

10.25
Amended and Restated Delaware City Rail Terminaling Services Agreement entered into on May 2, 2018, by and between PBF Holding LLC and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-36446) filed on May 3, 2018).

10.26
Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement entered into on May 2, 2018, by and between PBF Holding LLC and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-36446) filed on May 3, 2018).

10.27
Amended and Restated Revolving Credit Agreement, dated July 30, 2018 among PBF Logistics LP, Wells Fargo Bank, National Association, as administrative agent and the lender syndicate thereto (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on August 2, 2018).

10.28
Fifth Amended and Restated Omnibus Agreement dated as of July 31, 2018, among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36446) filed on October 31, 2018).

10.29
Sixth Amended and Restated Operation and Management Services and Secondment Agreement dated as of July 31, 2018, among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Chalmette Refining L.L.C., Paulsboro Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP, DCR Storage and Loading LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Paulsboro Terminaling Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Rail Logistics Company LLC, Chalmette Logistics Company LLC and PBFX Operating Company LLC (incorporated by reference herein to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36446) filed on October 31, 2018).

10.30
Joinder Agreement dated as of September 7, 2018, among DCR Storage and Loading LLC, Chalmette Logistics Company LLC, Toledo Rail Logistics Company LLC, Paulsboro Terminaling Company LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference herein to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36446) filed on October 31, 2018).

10.31
Common Unit Purchase Agreement, dated July 16, 2018, by and among PBF Logistics LP and the purchasers party thereto (incorporated by reference herein to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-36446) filed on July 17, 2018).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, dated February 21, 2019.
23.2*	Consent of Deloitte & Touche LLP, dated February 21, 2019.
24.1*	Power of Attorney (included on signature page).

Exhibit Number	Description
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Torrance Valley Pipeline Company LLC
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	February 21, 2019		By:	/s/ Thomas J. Nimbley
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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Chairman of the Board of Directors	February 21, 2019
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer and Director	February 21, 2019
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 21, 2019
(John Barone)	(Principal Accounting Officer)

/s/ Matthew C. Lucey	Executive Vice President	February 21, 2019
(Matthew C. Lucey)	and Director

/s/ Michael D. Gayda	Director	February 21, 2019
(Michael D. Gayda)

/s/ Bruce A. Jones	Director	February 21, 2019
(Bruce A. Jones)

/s/ David Roush	Director	February 21, 2019
(David Roush)

/s/ Karen Davis	Director	February 21, 2019
(Karen Davis)