Form 10-Q
period 2019-03-31
PBF Logistics LP
filed 2019-05-01
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2019, there were 62,001,349 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC, and as of March 31, 2019, owned 99.0% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 29,953,631 of PBFX’s common units constituting an aggregate 54.1% limited partner interest in PBFX, with the remaining 45.9% limited partner interest owned by public unitholders as of March 31, 2019.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling and storage assets, previously operated and owned by certain of PBF Holding’s currently and previously held subsidiaries. As of March 31, 2019, PBF Holding, together with its subsidiaries, owns and operates five oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q; in our Annual Report on Form 10-K for the year ended December 31, 2018, which we refer to as our 2018 Form 10-K and in our other filings with the United States of America (“U.S.”) Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$16,446	$19,908
Accounts receivable - affiliates	43,931	37,052
Accounts receivable	5,157	7,511
Prepaids and other current assets	4,610	4,598
Total current assets	70,144	69,069
Property, plant and equipment, net	861,617	862,117
Goodwill	6,332	6,332
Other non-current assets	19,154	18,835
Total assets	$957,247	$956,353

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$4,714	$12,047
Accounts payable and accrued liabilities	65,622	50,972
Deferred revenue	2,895	2,960
Total current liabilities	73,231	65,979
Long-term debt	677,773	673,324
Other long-term liabilities	24,567	23,860
Total liabilities	775,571	763,163

Commitments and contingencies (Note 9)

Equity:
Common unitholders (55,348,821 and 45,348,663 units issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively)	13,985	23,718
Total PBF Logistics LP equity	13,985	23,718
Noncontrolling interest	167,691	169,472
Total equity	181,676	193,190
Total liabilities and equity	$957,247	$956,353

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Affiliate	$71,332	$60,864
Third-party	7,513	3,876
Total revenue	78,845	64,740

Costs and expenses:
Operating and maintenance expenses	29,916	19,880
General and administrative expenses	6,010	4,291
Depreciation and amortization	8,721	6,643
Total costs and expenses	44,647	30,814

Income from operations	34,198	33,926

Other expense:
Interest expense, net	(10,913)	(9,585)
Amortization of loan fees and debt premium	(449)	(363)
Accretion on discounted liabilities	(760)	—
Net income	22,076	23,978
Less: Net loss attributable to Predecessor	—	(1,279)
Less: Net income attributable to noncontrolling interest	4,719	4,022
Net income attributable to the partners	17,357	21,235
Less: Net income attributable to the IDR holder	—	2,959
Net income attributable to PBF Logistics LP unitholders	$17,357	$18,276

Net income per limited partner unit:
Common units - basic	$0.35	$0.43
Common units - diluted	0.35	0.43

Weighted-average limited partner units outstanding:
Common units - basic	49,151,927	42,129,377
Common units - diluted	49,318,133	42,236,092

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$22,076	$23,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,721	6,643
Amortization of loan fees and debt premium	449	363
Accretion on discounted liabilities	760	—
Unit-based compensation expense	964	834
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(6,879)	8,336
Accounts receivable	2,354	115
Prepaids and other current assets	(12)	(598)
Accounts payable - affiliates	(3,385)	(2,984)
Accounts payable and accrued liabilities	13,302	6,908
Deferred revenue	(65)	(595)
Other assets and liabilities	(76)	(75)
Net cash provided by operating activities	38,209	42,925

Cash flows from investing activities:
Expenditures for property, plant and equipment	(11,220)	(3,953)
Net cash used in investing activities	(11,220)	(3,953)

Cash flows from financing activities:
Distributions to unitholders	(27,951)	(23,058)
Distributions to TVPC members	(6,500)	(5,000)
Contribution from parent	—	1,131
Proceeds from revolving credit facility	16,000	—
Repayment of revolving credit facility	(12,000)	(9,700)
Net cash used in financing activities	(30,451)	(36,627)

Net change in cash and cash equivalents	(3,462)	2,345
Cash and cash equivalents at beginning of year	19,908	19,664
Cash and cash equivalents at end of period	$16,446	$22,009

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$1,247	$414
Contribution of net assets from PBF LLC	259	—
Units issued in connection with the IDR Restructuring	215,300	—
Assets acquired under operating leases	482	—

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC, and as of March 31, 2019, owned 99.0% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate 54.1% limited partner interest in PBFX, with the remaining 45.9% limited partner interest owned by public unitholders as of March 31, 2019.

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

On February 28, 2019, the Partnership closed on an Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (“IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Transaction costs related to the IDR Restructuring were $2,032 for the three months ended March 31, 2019 and were included in “General and administrative expenses” within the Partnership’s condensed consolidated statement of operations. Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions.

Principles of Combination and Consolidation and Basis of Presentation

In connection with, and subsequent to, PBFX’s initial public offering (“IPO”), the Partnership has acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). Such acquisitions completed subsequent to the IPO were made through a series of drop-down transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). The assets, liabilities and results of operations of the Contributed Assets prior to their acquisition by PBFX are collectively referred to as the “Predecessor.” The transactions through which PBFX acquired the Contributed Assets were transfers of assets between entities under common control. Accordingly, the accompanying condensed consolidated financial statements and related notes present the results of operations and cash flows of our Predecessor for all periods presented prior to the effective date of each transaction. The financial statements of our Predecessor have been prepared from the separate records maintained by PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessor had been operated as an unaffiliated entity. See the Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) for additional information regarding the Acquisitions from PBF and the commercial agreements and amendments to other agreements with related parties executed in connection with these acquisitions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows of PBFX for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The Predecessor generally did not historically operate its respective assets for the purpose of generating revenues independent of other PBF Energy businesses prior to PBFX’s IPO or for assets acquired in the Acquisitions from PBF, prior to the effective dates of each transaction, with the exception of the Paulsboro Lube Oil Terminal (as defined in Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements). All intercompany accounts and transactions have been eliminated.

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”), and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Partnership adopted ASC 842 effective January 1, 2019, using a modified retrospective approach. The adoption of ASC 842 resulted in the inclusion of less than $1,000 of operating leases recorded on the Partnership’s balance sheets, with operating lease right of use assets recorded in “Other non-current assets” and operating lease liabilities recorded in “Accounts payable and accrued liabilities” or “Other long-term liabilities” based on the future timing of lease payments. The adoption of ASC 842 did not materially impact the Partnership’s statements of operations or statements of cash flows. The Partnership’s condensed consolidated financial statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Partnership’s historical accounting policy. See Note 2 “Revenue” of the Notes to Condensed Consolidated Financial Statements for additional information about the impact of ASC 842 to the Partnership as a lessor.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) to provide updated guidance on goodwill impairment testing. Under ASU 2017-04, goodwill impairment analysis Step 2 would be eliminated. This step required a comparison of the implied fair value and carrying value of goodwill of the reporting unit. Subsequent to the effective date of ASU 2017-04, during the annual, or if applicable, interim goodwill impairment assessment, entities would perform the test by comparing the fair value of the reporting unit with the carrying value of the reporting unit. The impairment charge would be the excess amount of which carrying value is greater than fair value, with the total amount limited to the carrying value of goodwill. ASU 2017-04 is effective for goodwill impairment assessments beginning after December 15, 2019. Early adoption is permitted, and the Partnership adopted the new standard in its condensed consolidated financial statements and related disclosures effective January 1, 2019, which is expected to have an immaterial impact to the Partnership.

2. REVENUE

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The following table provides information relating to the Partnership’s revenues for each service category by segment for the periods presented:

	Three Months Ended March 31,
	2019	2018
Transportation and Terminaling Segment
Terminaling	$32,353	$27,051
Pipeline	18,627	18,489
Other	14,979	12,131
Total	65,959	57,671
Storage Segment
Storage	12,886	7,069
Total	12,886	7,069
Total Revenue	$78,845	$64,740

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, storing and pipeline services based on the greater of the contractual minimum volume commitment (“MVC”), as applicable, or the delivery of actual volumes transferred or stored based on contractual rates applied to throughput or storage volumes.

Minimum Volume Commitments

Transportation and Terminaling Segment

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

Storage Segment

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

As of March 31, 2019, future fees for MVCs to be received related to noncancelable commercial terminaling, pipeline and storage agreements were as follows:

Remainder of 2019	$85,525
2020	111,550
2021	111,293
2022	90,038
2023	87,549
Thereafter	173,287
Total MVC payments to be received (1)(2)	$659,242
(1) All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated as it reflects our efforts to perform is excluded.
(2) Arrangements deemed implicit leases are excluded from this table.

Leases

Lessor Disclosure Following the Adoption of ASC 842

The Partnership has leased certain of its assets under lease agreements with terms generally up to 15 years, including leases of storage, terminaling and pipeline assets. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Partnership’s agreements do not generally provide an option for the lessee to purchase the leased equipment at the end of the lease term. However, in connection with the affiliate lease agreement for the interstate natural gas pipeline at the PBF Holding’s Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”), the Partnership granted a right of first refusal in favor of PBF LLC such that, the Partnership would be required to give PBF Holding the first opportunity to purchase the Paulsboro Natural Gas Pipeline at market value prior to selling to an unrelated third party if PBF Holding refused to purchase it.

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of March 31, 2019, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component.

Certain of the Partnership’s lease agreements include MVCs that are adjusted periodically for an index or rate. The leases are initially measured using the projected payments adjusted for the index or rate in effect at the commencement date. The Partnership’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Partnership expects to derive significant future benefits from its leased assets following the end of the lease term, as the remaining useful life would be sufficient to allow the Partnership to enter into new leases for such assets.

In the normal course of business, the Partnership enters into contracts with PBF Holding and its refineries whereby PBF Holding and its refineries lease certain of the Partnership’s storage, terminaling and pipeline assets. The Partnership believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases range from one to fifteen years. Leases with affiliates represent approximately 93% of the undiscounted future rental income from the Partnership’s leased assets. These lease arrangements accounted for $36,087 and $28,973 of the Partnership’s revenue for the three months ended March 31, 2019 and 2018, respectively.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the first five years and the total remaining years for the Partnership’s operating leases as of March 31, 2019:

Remainder of 2019	$120,583
2020	160,528
2021	159,415
2022	149,212
2023	147,851
Thereafter	361,562
Total undiscounted future cash to be received	$1,099,151

Assets Under Lease

The Partnership’s assets subject to lease are included in “Property, plant and equipment, net” within the Partnership’s condensed consolidated balance sheet. The table below quantifies by property, plant and equipment category the assets that are subject to lease as of March 31, 2019:

March 31, 2019
Land	$98,337
Pipelines	314,784
Terminals and equipment	49,309
Storage facilities	197,974
Construction in progress	4,487
664,891
Accumulated depreciation	(57,044)
Net assets under lease	$607,847

Deferred Revenue

The Partnership records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $2,895 and $2,960 as of March 31, 2019 and December 31, 2018, respectively. The decrease in the deferred revenue balance as of March 31, 2019 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

The Partnership’s payment terms vary by the type and location of our customer and the services offered. The period between invoicing and when payment is due is not significant (i.e., generally within two months). For certain services and customer types, the Partnership requires payment before the services are performed for the customer.

3. ACQUISITIONS

Third-Party Acquisitions

Knoxville Terminals Purchase

On April 16, 2018, the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), completed the purchase of two refined product terminals located in Knoxville, Tennessee (the “Knoxville

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Terminals Purchase”), which include product tanks, pipeline connections to the Colonial Pipeline Company and Plantation Pipe Line Company pipeline systems and truck loading facilities (the “Knoxville Terminals”) from Cummins Terminals, Inc. (“Cummins”).

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
* Intangibles are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

The Partnership’s condensed consolidated financial statements for the three months ended March 31, 2019 include the results of operations of the Knoxville Terminals subsequent to the Knoxville Terminals Purchase whereas the same period in 2018 does not include the results of operations of such assets. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the periods indicated, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the Knoxville Terminals Purchase occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Knoxville Terminals Purchase financing.

Three Months Ended March 31, 2018
(Unaudited)
Pro forma revenues	$67,724
Pro forma net income attributable to PBF Logistics LP unitholders:	18,490

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

East Coast Storage Assets Acquisition

On October 1, 2018, the Partnership closed the purchase of CPI Operations LLC (“CPI”), whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets (collectively, the “East Coast Storage Assets”) located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets Acquisition”), which had been contemplated by an agreement dated as of July 16, 2018 between the Partnership and Crown Point International LLC (“Crown Point”). Additionally, the East Coast Storage Assets Acquisition includes an earn-out provision related to an existing commercial agreement with a third party, based on the results of restarting certain of the acquired idled assets (the “Contingent Consideration”), which are expected to be restarted in the fourth quarter of 2019.

The aggregate purchase price for the East Coast Storage Assets Acquisition was $126,989, including working capital and the Contingent Consideration, which was comprised of an initial payment at closing of $75,000 with a remaining balance of $32,000 payable one year after closing. The residual purchase consideration consists of the Contingent Consideration. The consideration was financed through a combination of cash on hand and borrowings under the Partnership’s Revolving Credit Facility (as defined in Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements). The fair value allocation is subject to adjustment pending completion of the final purchase valuation, which was in process as of March 31, 2019.

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
* Includes $30,900 net present value payable of $32,000 due to Crown Point one year after closing, which is included in “Accounts payable and accrued liabilities” within the Partnership’s condensed consolidated balance sheets.
** Contingent Consideration is included in “Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets.

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
* Intangibles are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

The East Coast Storage Assets Acquisition includes consideration in the form of the Contingent Consideration. Pursuant to the agreement, the Partnership and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the agreement, over a contractual term of up to three years starting in 2020. The

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Partnership recorded the Contingent Consideration based on its estimated fair value of $21,100 at the acquisition date, which was recorded in “Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets.

The Partnership’s condensed consolidated financial statements for the three months ended March 31, 2019 include the results of operations of the East Coast Storage Assets subsequent to the East Coast Storage Assets Acquisition. The same period in 2018 does not include the results of operations of such assets. On an unaudited pro forma basis, the revenues and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the periods indicated, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the East Coast Storage Assets Acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the East Coast Storage Assets Acquisition financing.

Three Months Ended March 31, 2018
(Unaudited)
Pro forma revenues	$70,548
Pro forma net income attributable to PBF Logistics LP unitholders:	16,200

Acquisitions from PBF

The following Acquisition from PBF was a transaction between affiliate companies. As a result, the acquisition was accounted for as a transfer of assets between entities under common control under GAAP. The assets and liabilities of the Acquisition from PBF were transferred at their historical carrying value.

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

Acquisition Expenses

PBFX incurred acquisition related costs of $121 and $483 for the three months ended March 31, 2019 and 2018, respectively, primarily consisting of consulting and legal expenses related to pending and non-consummated acquisitions. These costs are included in “General and administrative expenses” within the Partnership’s condensed consolidated statement of operations.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2019	December 31, 2018
Land	$115,957	$115,957
Pipelines	337,536	337,474
Terminals and equipment	277,877	259,441
Storage facilities	215,816	213,937
Construction in progress	7,937	20,439
	955,123	947,248
Accumulated depreciation	(93,506)	(85,131)
Property, plant and equipment, net	$861,617	$862,117

Depreciation expense was $8,596 and $6,643 for the three months ended March 31, 2019 and 2018, respectively.

5. INTANGIBLES

The Partnership’s net intangible balance consisted of the following:

	March 31, 2019	December 31, 2018
Customer contracts	$13,300	$13,300
Customer relationships	5,900	5,900
	19,200	19,200
Accumulated amortization	(520)	(395)
Total intangibles*	$18,680	$18,805
* Intangibles are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

Amortization expense was $125 and $0 for the three months ended March 31, 2019 and 2018, respectively.

6. DEBT

Total debt was comprised of the following:

	March 31, 2019	December 31, 2018
2023 Notes	$525,000	$525,000
Revolving credit facility (a)(b)	160,000	156,000
Total debt outstanding	685,000	681,000
Unamortized debt issuance costs	(9,903)	(10,496)
Unamortized 2023 Notes premium	2,676	2,820
Net carrying value of debt	$677,773	$673,324
___________________

(a)
PBFX had $4,110 outstanding letters of credit and $335,890 available under its $500,000 amended and restated revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (as amended, the “Revolving Credit Facility”) as of March 31, 2019.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

(b)	During the three months ended March 31, 2019, PBFX made repayments of $12,000 and borrowed $16,000 under the Revolving Credit Facility to fund capital expenditures and working capital requirements.

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

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based upon short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $536,938 and $515,336 at March 31, 2019 and December 31, 2018, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was $685,000 and $696,938 as of March 31, 2019, respectively, and $681,000 and $671,336 as of December 31, 2018, respectively.

7. EQUITY

PBFX had 25,395,190 common units held by the public outstanding as of March 31, 2019. PBF LLC owns 29,953,631 of PBFX’s common units constituting an aggregate of 54.1% of PBFX’s limited partner interest as of March 31, 2019.

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

The following table presents changes in PBFX common units outstanding:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	45,348,663	41,900,708
Vesting of phantom units, net of forfeitures	158	—
New units issued	10,000,000	—
Balance at end of period	55,348,821	41,900,708

On February 28, 2019, as a result of the closing of the IDR Restructuring, PBFX’s IDRs held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units.

Additionally, 233,993 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (“LTIP”) vested and were converted into common units held by certain directors, officers and current and former employees of our general partner or its affiliates during the year ended December 31, 2018.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash.

Noncontrolling Interest

PBFX’s wholly-owned subsidiary, PBFX Operating Company LP (“PBF Op Co”), holds a 50% controlling interest in Torrance Valley Pipeline Company LLC (“TVPC”), with the other 50% interest in TVPC held by TVP Holding Company LLC (“TVP Holding”), a subsidiary of PBF Holding. PBFX Op Co is the sole managing member of TVPC. PBFX, through its ownership of PBFX Op Co, consolidates the financial results of TVPC and records a noncontrolling interest for the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated balance sheets includes the portion of net assets of TVPC attributable to TVP Holding.

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the three months ended March 31, 2019 and 2018:

	Common Units	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$23,718	$169,472	$193,190
Quarterly distributions to unitholders ($0.5050 per unit)	(28,313)	—	(28,313)
Distributions to TVPC members	—	(6,500)	(6,500)
Net income attributable to the partners	17,357	4,719	22,076
Unit-based compensation expense	964	—	964
Other	259	—	259
Balance at March 31, 2019	$13,985	$167,691	$181,676

	Net Investment	Common Units	IDR Holder	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$10,665	$(17,544)	$2,736	$171,903	$167,760
Net loss attributable to the Development Assets	(1,279)	—	—	—	(1,279)
Contributions to the Development Assets	1,131	—	—	—	1,131
Quarterly distributions to unitholders (including IDRs) ($0.4850 per unit)	—	(20,618)	(2,736)	—	(23,354)
Distributions to TVPC members	—	—	—	(5,000)	(5,000)
Net income attributable to the partners	—	18,276	2,959	4,022	25,257
Unit-based compensation expense	—	834	—	—	834
Other	—	(11)	—	—	(11)
Balance at March 31, 2018	$10,517	$(19,063)	$2,959	$170,925	$165,338

Cash Distributions

PBFX’s partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the unitholders and general partner will receive.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

During the three months ended March 31, 2019, PBFX made a distribution payment as follows:

Related Earnings Period:	Q4 2018
Distribution date	March 14, 2019
Record date	March 1, 2019
Per unit	$0.5050
To public common unitholders	$12,825
To PBF LLC	15,126
Total distribution	$27,951

The allocation of total quarterly distributions to general and limited partners for the three months ended March 31, 2019 and 2018 is shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.5100 and $0.4900 per unit declared for the three months ended March 31, 2019 and 2018, respectively); therefore, the table represents total estimated distributions applicable to the period in which the distributions are earned:

	Three Months Ended March 31,
	2019	2018
IDR - PBF LLC (1)	$—	$2,959
Limited partners’ distributions:
Common	31,952	20,847
Total distributions	31,952	23,806
Total cash distributions (2)	$31,716	$23,582
(1) Subsequent to the closing of the IDR Restructuring, the IDRs were canceled, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions.
(2) Excludes phantom unit distributions which are accrued and paid upon vesting.

8. NET INCOME PER UNIT

Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to PBFX’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were no anti-dilutive phantom units for the three months ended March 31, 2019 and 2018.

In addition to the common units, PBFX has also identified the IDRs (prior to the IDR Restructuring) as participating securities and used the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the prior period. On February 28, 2019, PBFX closed the IDR Restructuring, which canceled and converted PBFX’s IDRs held by PBF LLC into 10,000,000 newly issued PBFX common units. Subsequently, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the limited partners and IDR holder (prior to the IDR Restructuring) for that reporting period. The following table shows the calculation of earnings less distributions:

Three Months Ended March 31, 2019
Limited Partner Common Units
Net income attributable to the partners:
Distributions declared	$31,952
Earnings less distributions	(14,595)
Net income attributable to the partners	$17,357

Weighted-average units outstanding - basic	49,151,927
Weighted-average units outstanding - diluted	49,318,133

Net income per limited partner unit - basic	$0.35
Net income per limited partner unit - diluted	$0.35

	Three Months Ended March 31, 2018
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$20,847	$2,959	$23,806
Earnings less distributions	(2,571)	—	(2,571)
Net income attributable to the partners	$18,276	$2,959	$21,235

Weighted-average units outstanding - basic	42,129,377
Weighted-average units outstanding - diluted	42,236,092

Net income per limited partner unit - basic	$0.43
Net income per limited partner unit - diluted	$0.43

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

In connection with its purchase of the four refined product terminals from Plains All American Pipeline, L.P. (“Plains”), the Partnership is responsible for the environmental remediation costs for conditions that existed on the closing date up to a maximum of $250 per year for ten years, with Plains remaining responsible for any and all additional costs above such amounts during such period. The environmental liability of $1,501 recorded as of March 31, 2019 ($1,570 as of December 31, 2018) represents the present value of expected future costs discounted at a rate of 1.83%. At March 31, 2019, the undiscounted liability is $1,621 and the Partnership expects to make aggregate payments for this liability of $1,250 over the next five years. The current portion of the environmental liability is recorded in “Accounts payable and accrued liabilities” and the non-current portion is recorded in “Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets. During the three months ended March 31, 2019, the Partnership notified certain agencies of an oil sheen in the Schuylkill River potentially sourcing from one of our facilities. Clean up was immediately initiated, and oil is no longer being released into the waterway. The source of the oil is currently under investigation. Although full clean-up and remediation costs have not been finalized, it is not expected to be material to the Partnership.

In connection with PBF Holding’s acquisition of the Torrance Refinery and related logistics assets, PBF Holding is responsible for all known and unknown environmental liabilities at each site acquired in connection with the acquisition. The total estimated liability of known environmental obligations associated with the San Joaquin Valley pipeline system, which consists of the M55, M1 and M70 crude pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), was $538 as of March 31, 2019 ($132 as of December 31, 2018). In accordance with the contribution agreement associated with the Partnership’s acquisition of a 50% equity interest in TVPC from PBF LLC (the “TVPC Acquisition”), PBF Holding has indemnified the Partnership for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events, which includes the recorded liability of approximately $538. As of March 31, 2019, the Partnership expects to make the full aggregate payment for this liability within the next five years. The current portion of the environmental liability is recorded in “Accounts payable and accrued liabilities” and the non-current portion is recorded in “Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets. PBFX has recorded a receivable from PBF Holding in “Accounts receivable - affiliates” within the Partnership’s condensed consolidated balance sheets for such anticipated payments related to the known pre-existing Torrance Valley Pipeline environmental obligations for which PBFX is indemnified.

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

In connection with the East Coast Storage Assets Acquisition, the Partnership assumed the pre-existing environmental obligations associated with the East Coast Storage Assets. The total estimated liability of known environmental obligations associated with the East Coast Storage Assets was $885 as of March 31, 2019 ($885 as of December 31, 2018). As of March 31, 2019, the Partnership expects to make aggregate payments for this liability of $430 over the next five years. The current portion of the environmental liability is recorded in “Accounts payable

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

and accrued liabilities” and the non-current portion is recorded in “Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets. Additionally, the Partnership and Crown Point purchased a ten-year, $30,000 environmental insurance policy with a retention of not less than $500 against unknown environmental liabilities.

Contingent Consideration

In connection with the East Coast Storage Assets Acquisition, the purchase agreement between the Partnership and Crown Point included the Contingent Consideration. Pursuant to the agreement, the Partnership and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the agreement, over a contractual term of up to three years starting in 2020. The Contingent Consideration was $22,046 as of March 31, 2019 ($21,100 as of December 31, 2018) representing the present value of expected future payments discounted at a blended rate of 8.79% and is recorded in “Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets. At March 31, 2019, the estimated undiscounted liability totaled $27,978, based on the Partnership’s anticipated total annual earn-out payments.

10. RELATED PARTY TRANSACTIONS

Agreements with PBF Energy Entities

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

See the 2018 Form 10-K for a more complete description of PBFX’s commercial agreements with PBF Holding, including those identified as leases, which were entered into prior to 2019. The following are commercial agreements entered into between PBFX and PBF Holding during 2019:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Amended and Restated Rail Agreements (b)	5/8/2014	7 years, 8 months	N/A	125,000 bpd	PBFX or PBF Holding can declare
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	See note (c)	N/A
Delaware City Terminaling Services Agreement (d)	1/1/2022	4 years	2 x 5	95,000 bpd
Storage
East Coast Storage Assets Terminal Storage Agreement	1/1/2019	8 years	Evergreen	2,953,725 barrels (e)	PBFX or PBF Holding can declare
___________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)
In 2019, the Partnership amended (effective as of January 1, 2019) the existing Amended and Restated Rail Agreements between Delaware City Terminaling Company LLC (“DCTC”) and PBF Holding for the inclusion of services through certain rail infrastructure at the East Coast Storage Assets.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

(c)
In connection with the inclusion of an additional destination at the Magellan connection under the Delaware Pipeline Services Agreement, Delaware Pipeline Company LLC (“DPC”) and PBF Holding (the “Delaware Pipeline Services Agreement”) agreed to a two-year, five-month MVC (the “Magellan MVC”) under the Delaware Pipeline Services Agreement. The Magellan MVC expired on March 31, 2019.

(d)
The Delaware City Terminaling Services Agreement between DCTC and PBF Holding will commence in 2022 subsequent to the expiration of the Amended and Restated Rail Agreements and includes additional services to be provided by PBFX as operator of other rail facilities owned by PBF Holding’s subsidiaries.

(e)
Reflects the overall shell capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors.

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

Additionally, PBFX has entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service upon 30-days’ notice.

See the 2018 Form 10-K for a more complete description of the Omnibus Agreement and the Services Agreement.

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended March 31,
	2019	2018
Revenue	$71,332	$60,864
Operating and maintenance expenses	2,105	1,674
General and administrative expenses	1,762	1,700

11. SEGMENT INFORMATION

The Partnership’s operations are comprised of operating segments, which are strategic business units that offer different services in various geographical locations. PBFX has evaluated the performance of each operating segment based on its respective operating income. The operating segments adhere to the accounting polices used for the consolidated financial statements, as described in Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

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

Revenues are generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for transportation, terminaling and storage of crude oil, refined products and natural gas. The commercial agreements with PBF Holding are described in Note 10 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements. The Partnership does not have any foreign operations. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific reporting segment. Identifiable assets are those used by the operating segments, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with operations specific to a reporting segment.

	Three Months Ended March 31, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$65,959	$12,886	$—	$78,845
Depreciation and amortization expense	6,901	1,820	—	8,721
Income (loss) from operations	36,551	3,657	(6,010)	34,198
Interest expense, net, amortization of loan fees and debt premium and accretion on discounted liabilities	—	—	12,122	12,122
Capital expenditures	10,544	676	—	11,220

	Three Months Ended March 31, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$57,671	$7,069	$—	$64,740
Depreciation and amortization expense	5,718	925	—	6,643
Income (loss) from operations	34,226	3,991	(4,291)	33,926
Interest expense, net and amortization of loan fees and debt premium	—	—	9,948	9,948
Capital expenditures	3,867	86	—	3,953

	Balance at March 31, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$733,191	$221,319	$2,737	$957,247

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Balance at December 31, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$731,505	$219,326	$5,522	$956,353

12. SUBSEQUENT EVENTS

Cash Distribution

On May 1, 2019, PBF GP’s board of directors announced a cash distribution, based on the results of the first quarter of 2019, of $0.5100 per unit. The distribution is payable on May 30, 2019 to PBFX unitholders of record at the close of business on May 15, 2019.

April Registered Direct Offering

On April 24, 2019, the Partnership entered into subscription agreements to sell an aggregate of 6,585,500 common units to certain institutional investors in a registered direct public offering (the “April Registered Direct Offering”) for gross proceeds of approximately $135,000. The April Registered Direct Offering closed on April 29, 2019.

TVPC Acquisition

On April 24, 2019, the Partnership entered into a Contribution Agreement with PBF LLC pursuant to which PBF LLC will contribute to the Partnership all of the issued and outstanding limited liability interests of TVP Holding for total consideration of $200,000 (the “TVPC Acquisition”). Subsequent to the completion of the transaction, which is expected to close in the second quarter of 2019, the Partnership will own 100% of TVPC.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS

DCLC, DPC, DCTC, Toledo Terminaling Company LLC, PLPT, PBFX Op Co, TVPC, Paulsboro Natural Gas Pipeline Company LLC, TRLC, CLC, PTC, DSLC and CPI serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, as supplemented, among the Partnership, PBF Logistics Finance Corporation (“PBF Logistics Finance”), the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.” In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the indenture. Refer to PBF LLC’s condensed consolidated financial statements, which are included in its Quarterly Report on Form 10-Q for the period ended March 31, 2019.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$1,457	$14,989	$—	$—	$16,446
Accounts receivable - affiliates	119	43,812	—	—	43,931
Accounts receivable	365	4,792	—	—	5,157
Prepaids and other current assets	796	3,814	—	—	4,610
Due from related parties	172,765	601,135	—	(773,900)	—
Total current assets	175,502	668,542	—	(773,900)	70,144
Property, plant and equipment, net	—	861,617	—	—	861,617
Goodwill	—	6,332	—	—	6,332
Other non-current assets	—	19,154	—	—	19,154
Investment in subsidiaries	1,169,668	—	—	(1,169,668)	—
Total assets	$1,345,170	$1,555,645	$—	$(1,943,568)	$957,247

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$755	$3,959	$—	$—	$4,714
Accounts payable and accrued liabilities	51,522	14,100	—	—	65,622
Deferred revenue	—	2,895	—	—	2,895
Due to related parties	601,135	172,765	—	(773,900)	—
Total current liabilities	653,412	193,719	—	(773,900)	73,231
Long-term debt	677,773	—	—	—	677,773
Other long-term liabilities	—	24,567	—	—	24,567
Total liabilities	1,331,185	218,286	—	(773,900)	775,571

Commitments and contingencies (Note 9)

Equity:
Net investment	—	1,169,668	—	(1,169,668)	—
Common unitholders	13,985	—	—	—	13,985
Total PBF Logistics LP equity	13,985	1,169,668	—	(1,169,668)	13,985
Noncontrolling interest	—	167,691	—	—	167,691
Total equity	13,985	1,337,359	—	(1,169,668)	181,676
Total liabilities and equity	$1,345,170	$1,555,645	$—	$(1,943,568)	$957,247

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$4,010	$15,898	$—	$—	$19,908
Accounts receivable - affiliates	9	37,043	—	—	37,052
Accounts receivable	365	7,146	—	—	7,511
Prepaids and other current assets	1,137	3,461	—	—	4,598
Due from related parties	161,613	561,605	—	(723,218)	—
Total current assets	167,134	625,153	—	(723,218)	69,069
Property, plant and equipment, net	—	862,117	—	—	862,117
Goodwill	—	6,332	—	—	6,332
Other non-current assets	—	18,835	—	—	18,835
Investment in subsidiaries	1,133,775	—	—	(1,133,775)	—
Total assets	$1,300,909	$1,512,437	$—	$(1,856,993)	$956,353

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$1,239	$10,808	$—	$—	$12,047
Accounts payable and accrued liabilities	41,023	9,949	—	—	50,972
Deferred revenue	—	2,960	—	—	2,960
Due to related parties	561,605	161,613	—	(723,218)	—
Total current liabilities	603,867	185,330	—	(723,218)	65,979
Long-term debt	673,324	—	—	—	673,324
Other long-term liabilities	—	23,860	—	—	23,860
Total liabilities	1,277,191	209,190	—	(723,218)	763,163

Commitments and contingencies (Note 9)

Equity:
Net investment	—	1,133,775	—	(1,133,775)	—
Common unitholders	23,718	—	—	—	23,718
Total PBF Logistics LP equity	23,718	1,133,775	—	(1,133,775)	23,718
Noncontrolling interest	—	169,472	—	—	169,472
Total equity	23,718	1,303,247	—	(1,133,775)	193,190
Total liabilities and equity	$1,300,909	$1,512,437	$—	$(1,856,993)	$956,353

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$71,332	$—	$—	$71,332
Third-party	—	7,513	—	—	7,513
Total revenue	—	78,845	—	—	78,845

Costs and expenses:
Operating and maintenance expenses	—	29,916	—	—	29,916
General and administrative expenses	6,010	—	—	—	6,010
Depreciation and amortization	—	8,721	—	—	8,721
Total costs and expenses	6,010	38,637	—	—	44,647

Income (loss) from operations	(6,010)	40,208	—	—	34,198

Other income (expense):
Equity in earnings of subsidiaries	39,722	—	—	(39,722)	—
Interest expense, net	(10,913)	—	—	—	(10,913)
Amortization of loan fees and debt premium	(449)	—	—	—	(449)
Accretion on discounted liabilities	(274)	(486)	—	—	(760)
Net income	22,076	39,722	—	(39,722)	22,076
Less: Net income attributable to noncontrolling interest	—	4,719	—	—	4,719
Net income attributable to PBF Logistics LP unitholders	$22,076	$35,003	$—	$(39,722)	$17,357

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$60,864	$—	$—	$60,864
Third-party	—	3,876	—	—	3,876
Total revenue	—	64,740	—	—	64,740

Costs and expenses:
Operating and maintenance expenses	—	19,880	—	—	19,880
General and administrative expenses	4,291	—	—	—	4,291
Depreciation and amortization	—	6,643	—	—	6,643
Total costs and expenses	4,291	26,523	—	—	30,814

Income (loss) from operations	(4,291)	38,217	—	—	33,926

Other income (expense):
Equity in earnings of subsidiaries	38,217	—	—	(38,217)	—
Interest expense, net	(9,585)	—	—	—	(9,585)
Amortization of loan fees and debt premium	(363)	—	—	—	(363)
Net income	23,978	38,217	—	(38,217)	23,978
Less: Net loss attributable to Predecessor	—	(1,279)	—	—	(1,279)
Less: Net income attributable to noncontrolling interest	—	4,022	—	—	4,022
Net income attributable to the partners	23,978	35,474	—	(38,217)	21,235
Less: Net income attributable to the IDR holder	2,959	—	—	—	2,959
Net income attributable to PBF Logistics LP unitholders	$21,019	$35,474	$—	$(38,217)	$18,276

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$22,076	$39,722	$—	$(39,722)	$22,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	8,721	—	—	8,721
Amortization of loan fees and debt premium	449	—	—	—	449
Accretion on discounted liabilities	274	486	—	—	760
Unit-based compensation expense	964	—	—	—	964
Equity in earnings of subsidiaries	(39,722)	—	—	39,722	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(110)	(6,769)	—	—	(6,879)
Accounts receivable	—	2,354	—	—	2,354
Prepaids and other current assets	341	(353)	—	—	(12)
Accounts payable - affiliates	(484)	(2,901)	—	—	(3,385)
Accounts payable and accrued liabilities	9,863	3,439	—	—	13,302
Amounts due to (from) related parties	28,378	(28,378)	—	—	—
Deferred revenue	—	(65)	—	—	(65)
Other assets and liabilities	—	(76)	—	—	(76)
Net cash provided by operating activities	22,029	16,180	—	—	38,209

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(11,220)	—	—	(11,220)
Investment in subsidiaries	(631)	—	—	631	—
Net cash used in investing activities	$(631)	$(11,220)	$—	$631	$(11,220)

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

	Three Months Ended March 31, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Distributions to unitholders	$(27,951)	$—	$—	$—	$(27,951)
Distributions to TVPC members	—	(6,500)	—	—	(6,500)
Contribution from parent	—	631	—	(631)	—
Proceeds from revolving credit facility	16,000	—	—	—	16,000
Repayment of revolving credit facility	(12,000)	—	—	—	(12,000)
Net cash used in financing activities	(23,951)	(5,869)	—	(631)	(30,451)

Net change in cash and cash equivalents	(2,553)	(909)	—	—	(3,462)
Cash and cash equivalents at beginning of year	4,010	15,898	—	—	19,908
Cash and cash equivalents at end of period	$1,457	$14,989	$—	$—	$16,446

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$23,978	$38,217	$—	$(38,217)	$23,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	6,643	—	—	6,643
Amortization of loan fees and debt premium	363	—	—	—	363
Unit-based compensation expense	834	—	—	—	834
Equity in earnings of subsidiaries	(38,217)	—	—	38,217	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(23)	8,359	—	—	8,336
Accounts receivable	—	115	—	—	115
Prepaids and other current assets	30	(628)	—	—	(598)
Accounts payable - affiliates	(1,470)	(1,514)	—	—	(2,984)
Accounts payable and accrued liabilities	10,172	(3,264)	—	—	6,908
Amounts due to (from) related parties	29,243	(29,243)	—	—	—
Deferred revenue	—	(595)	—	—	(595)
Other assets and liabilities	—	(75)	—	—	(75)
Net cash provided by operating activities	24,910	18,015	—	—	42,925

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(3,953)	—	—	(3,953)
Investment in subsidiaries	(462)	—	—	462	—
Net cash used in investing activities	$(462)	$(3,953)	$—	$462	$(3,953)

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Distributions to unitholders	$(23,058)	$—	$—	$—	$(23,058)
Distributions to TVPC members	—	(5,000)	—	—	(5,000)
Contribution from parent	—	1,593	—	(462)	1,131
Repayment of revolving credit facility	(9,700)	—	—	—	(9,700)
Net cash used in financing activities	(32,758)	(3,407)	—	(462)	(36,627)

Net change in cash and cash equivalents	(8,310)	10,655	—	—	2,345
Cash and cash equivalents at beginning of year	10,909	8,755	—	—	19,664
Cash and cash equivalents at end of period	$2,599	$19,410	$—	$—	$22,009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations in our 2018 Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our 2018 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the Acquisitions from PBF (as defined below) prior to the effective date of each acquisition refer to the Predecessor. For periods subsequent to the effective dates of each of the Acquisitions from PBF, these terms refer to the Partnership and its subsidiaries.

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of March 31, 2019, owned 99.0% of the total economic interest in PBF LLC. PBF LLC owns 29,953,631 of PBFX’s common units constituting an aggregate 54.1% limited partner interest in PBFX, with the remaining 45.9% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline and storage assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries.

Business Developments

IDR Restructuring Agreement

On February 28, 2019, we closed on an Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (“IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Transaction costs related to the IDR Restructuring were $2.0 million for the three months ended March 31, 2019 and were included in “General and administrative expenses” within the Partnership’s condensed consolidated statement of operations. Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued common units are entitled to normal distributions.

April Registered Direct Offering

On April 24, 2019, we entered into subscription agreements to sell an aggregate of 6,585,500 common units to certain institutional investors in a registered direct public offering (the “April Registered Direct Offering”) for gross proceeds of approximately $135.0 million. The April Registered Direct Offering closed on April 29, 2019.

TVPC Acquisition

On April 24, 2019, we entered into a Contribution Agreement with PBF LLC pursuant to which PBF LLC will contribute to us all of the issued and outstanding limited liability interests of TVP Holding Company LLC for total consideration of $200.0 million (the “TVPC Acquisition”). Subsequent to the completion of the transaction, which is expected to close in the second quarter of 2019, we will own 100% of TVPC.

Principles of Combination and Consolidation and Basis of Presentation

In general, our Predecessor did not historically operate its assets for the purpose of generating revenues independent of other PBF Energy businesses that we support. In connection with, and subsequent to, our initial public offering (“IPO”), we have acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). The acquisitions completed subsequent to the IPO were made through a series of drop-down transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). Upon the closing of our IPO and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy under which we operate our assets for the purpose of generating fee-based revenues. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the U.S. and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Paulsboro, New Jersey, Delaware City, Delaware, Toledo, Ohio, Chalmette, Louisiana and Torrance, California. In addition, we generate third-party revenue from certain of our assets.

Agreements with PBF Energy Entities

Commercial Agreements

We currently derive the majority of our revenue from long-term, fee-based agreements with PBF Holding, supported by minimum volume commitment (“MVC”) stipulations as applicable and contractual fee escalations for inflation adjustments and certain increases in operating costs. We believe the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

See the 2018 Form 10-K for a more complete description of our commercial agreements with PBF Holding, including those identified as leases, which were entered into prior to 2019. The following are commercial agreements we entered into with PBF Holding during 2019:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Amended and Restated Rail Agreements (b)	5/8/2014	7 years, 8 months	N/A	125,000 bpd	PBFX or PBF Holding can declare
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	See note (c)	N/A
Delaware City Terminaling Services Agreement (d)	1/1/2022	4 years	2 x 5	95,000 bpd
Storage
East Coast Storage Assets Terminal Storage Agreement	1/1/2019	8 years	Evergreen	2,953,725 barrels (e)	PBFX or PBF Holding can declare
___________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)
In 2019, we amended (effective as of January 1, 2019) the existing Amended and Restated Rail Agreements between Delaware City Terminaling Company LLC (“DCTC”) and PBF Holding for the inclusion of services through certain rail infrastructure at the East Coast Storage Assets (as defined below).

(c)
In connection with the inclusion of an additional destination at the Magellan connection under the Delaware Pipeline Services Agreement, Delaware Pipeline Company LLC (“DPC”) and PBF Holding (the “Delaware Pipeline Services Agreement”) agreed to a two-year, five-month MVC (the “Magellan MVC”) under the Delaware Pipeline Services Agreement. The Magellan MVC expired on March 31, 2019.

(d)
The Delaware City Terminaling Services Agreement between DCTC and PBF Holding will commence in 2022 subsequent to the expiration of the Amended and Restated Rail Agreements and includes additional services to be provided by us as operator of other rail facilities owned by PBF Holding’s subsidiaries.

(e)
Reflects the overall shell capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors.

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

Additionally, we have entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for us to perform our obligations under our commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service upon 30-days’ notice.

See the 2018 Form 10-K for a more complete description of the Omnibus Agreement and the Services Agreement.

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

Financing. Historically, we have financed our operations and capital expenditure requirements through internally generated cash flows, proceeds generated by equity and debt offerings and borrowings under our five-year $500.0 million amended and restated revolving credit facility (as amended, the “Revolving Credit Facility”). During the three months ended March 31, 2019, we had net borrowings of $4.0 million to fund capital expenditures and working capital requirements. On July 30, 2018, the Partnership completed a registered direct offering of an aggregate of 1,775,750 common units for gross proceeds of approximately $35.0 million. On July 31, 2018, the Partnership issued 1,494,134 common units, having an aggregate value of $31.6 million, to PBF LLC in connection with the Development Assets Acquisition (as defined below).

IDR Restructuring. On February 13, 2019, we entered into the IDR Restructuring Agreement with PBF LLC and PBF GP, pursuant to which the IDRs held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units. The IDR Restructuring closed on February 28, 2019. Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs and the newly issued common units are entitled to normal distributions.

Third-Party Transactions. On April 16, 2018, we, through our wholly-owned subsidiary, PBF Logistics Products Terminals LLC, completed the purchase of two refined product terminals located in Knoxville, Tennessee (the “Knoxville Terminals”) from Cummins Terminals, Inc. (the “Knoxville Terminals Purchase”). On July 16, 2018, we entered into an agreement with Crown Point International LLC (“Crown Point”) to purchase its wholly-owned subsidiary, CPI Operations LLC, whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets located on the Delaware River near Paulsboro, New Jersey (collectively, the “East Coast Storage Assets”). The acquisition of the East Coast Storage Assets (the “East Coast Storage Assets Acquisition”) closed on October 1, 2018.

Development Assets Acquisition. On July 31, 2018, we acquired from PBF LLC all of the issued and outstanding limited liability company interests of Toledo Rail Logistics Company LLC (“TRLC”), whose assets consist of a loading and unloading rail facility located at PBF Holding’s Toledo Refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC (“CLC”), whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at PBF Holding’s Chalmette Refinery; Paulsboro Terminaling Company LLC (“PTC”), whose assets consist of a lube oil terminal facility located at PBF Holding’s Paulsboro Refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC (“DSLC”), whose assets consist of an ethanol storage facility located at PBF Holding’s Delaware City Refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”). Subsequent to closing on the Development Assets Acquisition, we entered into services agreements with PBF Holding associated with the Development Assets, with the exception of the Paulsboro Lube Oil Terminal.

As a result of the transaction noted above, our results may not be comparable due to additional revenue, operating and maintenance expenses and general and administrative expenses associated with such transactions.

Other Factors That Will Significantly Affect Our Results

Supply and Demand for Crude Oil, Refined Products and Natural Gas. We generate revenue by charging fees for receiving, handling, transferring, storing and throughputting crude oil, refined products and natural gas. The majority of our revenues are derived from MVC, fee-based commercial agreements with subsidiaries of PBF Energy with initial terms ranging from one to fifteen years, which enhance the stability of our cash flows. The volume of crude oil, refined products and natural gas that is throughput or stored depends substantially on PBF Energy’s operational needs which are largely impacted by refining margins. Refining margins are greatly dependent upon the price of crude oil or other refinery feedstocks, refined products and natural gas.

Factors driving the prices of petroleum-based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Please read “Risk Factors” included in “Item 1A.” of our 2018 Form 10-K.
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

Third-Party Business. As of March 31, 2019, PBF Holding accounts for the substantial majority of our revenues and we continue to expect that the majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our business and segment performance. These metrics are significant factors in assessing our operating results and profitability and include but are not limited to volumes, including terminal and pipeline throughput and storage capacity; operating and maintenance expenses; and EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow. We define EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow below.

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

EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation and amortization expense. We define EBITDA attributable to PBFX as net income (loss) attributable to PBFX before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation and amortization expense attributable to PBFX, which excludes the results of Acquisitions from PBF prior to the effective dates of such transactions. We define Adjusted EBITDA as EBITDA attributable to PBFX excluding acquisition and transaction costs, unit-based compensation and items that meet the conditions of unusual, infrequent and/or non-recurring charges. We define distributable cash flow as EBITDA attributable to PBFX plus non-cash unit-based compensation expense, less cash interest, maintenance capital expenditures attributable to PBFX and income taxes. Distributable cash flow will not reflect changes in working capital balances. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are not presentations made in accordance with U.S. generally accepted accounting principles (“GAAP”).

EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly-traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of EBITDA, financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the economic returns on various investment opportunities.

We believe that the presentation of EBITDA, EBITDA attributable to PBFX and Adjusted EIBITDA provide useful information to investors in assessing our financial condition and results of operations and assists in evaluating our ongoing operating performance for current and comparative periods. We believe that the presentation of distributable cash flow provides useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance and provides investors with another perspective of the operating performance of our assets and the cash our business is generating. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of such matters may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are reconciled to net income and net cash provided by operating activities in “—Results of Operations” below.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations is presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Combined Overview. The following tables summarize our results of operations and financial data for the three months ended March 31, 2019 and 2018. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenue:
Affiliate	$71,332	$60,864
Third-party	7,513	3,876
Total revenue	78,845	64,740

Costs and expenses:
Operating and maintenance expenses	29,916	19,880
General and administrative expenses	6,010	4,291
Depreciation and amortization	8,721	6,643
Total costs and expenses	44,647	30,814

Income from operations	34,198	33,926

Other expense:
Interest expense, net	(10,913)	(9,585)
Amortization of loan fees and debt premium	(449)	(363)
Accretion on discounted liabilities	(760)	—
Net income	22,076	23,978
Less: Net loss attributable to Predecessor	—	(1,279)
Less: Net income attributable to noncontrolling interest	4,719	4,022
Net income attributable to the partners	17,357	21,235
Less: Net income attributable to the IDR holder	—	2,959
Net income attributable to PBF Logistics LP unitholders	$17,357	$18,276

Other Data:
EBITDA attributable to PBFX	$36,822	$36,317
Adjusted EBITDA	42,957	37,634
Distributable cash flow	25,413	26,246
Capital expenditures	11,220	3,953

Reconciliation of Non-GAAP Financial Measures

As described in “How We Evaluate Our Operations,” our management uses EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow to analyze our performance. The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net income, the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$22,076	$23,978
Interest expense, net	10,913	9,585
Amortization of loan fees and debt premium	449	363
Accretion on discounted liabilities	760	—
Depreciation and amortization	8,721	6,643
EBITDA	42,919	40,569
Less: Predecessor EBITDA	—	(1,131)
Less: Noncontrolling interest EBITDA	6,097	5,383
EBITDA attributable to PBFX	36,822	36,317
Non-cash unit-based compensation expense	964	834
Cash interest	(11,136)	(9,580)
Maintenance capital expenditures attributable to PBFX	(1,237)	(1,325)
Distributable cash flow	$25,413	$26,246

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$38,209	$42,925
Change in operating assets and liabilities	(5,239)	(11,107)
Interest expense, net	10,913	9,585
Non-cash unit-based compensation expense	(964)	(834)
EBITDA	42,919	40,569
Less: Predecessor EBITDA	—	(1,131)
Less: Noncontrolling interest EBITDA	6,097	5,383
EBITDA attributable to PBFX	36,822	36,317
Non-cash unit-based compensation expense	964	834
Cash interest	(11,136)	(9,580)
Maintenance capital expenditures attributable to PBFX	(1,237)	(1,325)
Distributable cash flow	$25,413	$26,246

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$22,076	$23,978
Interest expense, net	10,913	9,585
Amortization of loan fees and debt premium	449	363
Accretion on discounted liabilities	760	—
Depreciation and amortization	8,721	6,643
EBITDA	42,919	40,569
Less: Predecessor EBITDA	—	(1,131)
Less: Noncontrolling interest EBITDA	6,097	5,383
EBITDA attributable to PBFX	36,822	36,317
Acquisition and transaction costs	2,153	483
Non-cash unit-based compensation expense	964	834
East Coast Terminals environmental remediation costs	2,136	—
PNGPC tariff true-up adjustment	882	—
Adjusted EBITDA	$42,957	$37,634

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA for informational purposes.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income attributable to noncontrolling interest	$4,719	$4,022
Depreciation and amortization related to noncontrolling interest*	1,378	1,361
Noncontrolling interest EBITDA	$6,097	$5,383
* Represents 50% of depreciation and amortization for TVPC for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Summary. Our net income for the three months ended March 31, 2019 decreased by approximately $1.9 million to $22.1 million from $24.0 million for the three months ended March 31, 2018. The decrease in net income was primarily due to the following:

•
an increase in operating and maintenance expenses of approximately $10.0 million, or 50.5%, as a result of increased outside services and utilities expenses within our Transportation and Terminaling segment, higher environmental clean-up costs and expenses related to the operations of recently acquired assets;

•
an increase in general and administrative expenses of approximately $1.7 million, or 40.1%, as a result of transaction costs related to the IDR Restructuring and higher unit-based compensation expense, partially offset by lower acquisition related costs;

•	an increase in depreciation and amortization expenses of approximately $2.1 million, or 31.3%, related to the timing of acquisitions and new assets being placed in service;

•	an increase in interest expense, net of approximately $1.3 million, or 13.9%, attributable to higher borrowings under our Revolving Credit Facility;

•
an increase in accretion of discounted liabilities of approximately $0.8 million, or 100.0%, attributable to the accretion of the discounted liabilities recorded in connection with the East Coast Storage Assets Acquisition;

partially offset by the following:

•
an increase in total revenue of approximately $14.1 million, or 21.8%, primarily attributable to operations of recently acquired or constructed assets and inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”), partially offset by a decrease in revenue at our 24” interstate natural gas pipeline servicing PBF Holding’s Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”) due to a reduction in its pipeline tariff based on the lower than budget Paulsboro Natural Gas Pipeline project costs which were finalized during the three months ended March 31, 2019 (the “PNGPC Rate Adjustment”).

EBITDA attributable to PBFX for the three months ended March 31, 2019 increased by approximately $0.5 million to $36.8 million from $36.3 million for the three months ended March 31, 2018 due to the factors noted above, excluding the impact of depreciation, interest and noncontrolling interest.

Adjusted EBITDA for the three months ended March 31, 2019 increased by approximately $5.3 million to $43.0 million from $37.6 million for the three months ended March 31, 2018 due to the factors noted above, excluding acquisition and transaction costs, unit-based compensation and certain other infrequent and/or non-recurring charges.

Segment Information

Our operations are comprised of operating segments, which are strategic business units that offer different services in various geographical locations. We review operations in two reportable segments: (i) Transportation and Terminaling; and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment operating income. Segment operating income is defined as net revenue less operating expenses and depreciation and amortization. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is further discussed in Note 11 “Segment Information” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements.”

Transportation and Terminaling Segment

The following table and discussion is an explanation of our results of operations of the Transportation and Terminaling segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$61,429	$53,795
Third-party	4,530	3,876
Total revenue	65,959	57,671

Costs and expenses:
Operating and maintenance expenses	22,507	17,727
Depreciation and amortization	6,901	5,718
Total costs and expenses	29,408	23,445
Transportation and Terminaling Segment Operating Income	$36,551	$34,226

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd) (1)	249,781	197,398
Lease tank capacity (average lease capacity barrels per month) (2)	2,415,744	2,137,302
Pipelines
Total throughput (bpd) (1)	147,149	152,757
Lease tank capacity (average lease capacity barrels per month) (2)	1,175,024	1,536,912
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(2) Lease capacity is based on tanks in service and average lease capacity available during the period.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue. Revenue increased by approximately $8.3 million, or 14.4%, to $66.0 million for the three months ended March 31, 2019 compared to $57.7 million for the three months ended March 31, 2018. The increase in revenue was primarily attributable to operations of recently acquired or constructed assets, increased throughput in excess of MVC levels at certain of our assets and the Inflation Rate Increase, partially offset by a $0.8 million decrease in revenue at the Paulsboro Natural Gas Pipeline due to the PNGPC Rate Adjustment.

Operating and maintenance expenses. Operating and maintenance expenses increased by approximately $4.8 million, or 27.0%, to $22.5 million for the three months ended March 31, 2019 compared to $17.7 million for the three months ended March 31, 2018. The increase in operating and maintenance expenses was primarily attributable to higher outside services and utilities expenses, higher environmental clean-up costs and expenses related to the operations of recently acquired assets.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.2 million, or 20.7%, to $6.9 million for the three months ended March 31, 2019 compared to $5.7 million for the three months ended March 31, 2018. The increase in depreciation and amortization expense was primarily attributable to the timing of the Knoxville Terminals Purchase and new assets being placed in service.

Storage Segment

The following table and discussion is an explanation of our results of operations of the Storage segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
(in thousands, except for storage capacity reserved)
Revenue:
Affiliate	$9,903	$7,069
Third-party	2,983	—
Total revenue	12,886	7,069

Costs and expenses:
Operating and maintenance expenses	7,409	2,153
Depreciation and amortization	1,820	925
Total costs and expenses	9,229	3,078
Storage Segment Operating Income	$3,657	$3,991

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month) (1)	7,932,693	4,478,755
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue. Revenue increased by approximately $5.8 million, or 82.3%, to $12.9 million for the three months ended March 31, 2019 compared to $7.1 million for the three months ended March 31, 2018. The increase in revenue was primarily attributable to the East Coast Storage Assets operations.

Operating and maintenance expenses. Operating and maintenance expenses increased by approximately $5.3 million, or 244.1%, to $7.4 million for the three months ended March 31, 2019 compared to $2.2 million for the three months ended March 31, 2018. The increase in operating and maintenance expenses was primarily attributable to expenses associated with the East Coast Storage Assets.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $0.9 million, or 96.8%, to $1.8 million for the three months ended March 31, 2019 compared to $0.9 million for the three months ended March 31, 2018. The increase in depreciation and amortization expense was primarily attributable to the timing of the East Coast Storage Assets Acquisition.

Liquidity and Capital Resources

We expect our ongoing sources of liquidity to include cash generated from operations (including proceeds from our commercial agreements with PBF Holding), borrowings under our Revolving Credit Facility and issuances of additional debt and equity securities as appropriate given market conditions. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs, including capital expenditures and distributions on our units.

We have paid, and intend to continue to pay, at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $16.8 million per quarter and approximately $67.2 million on an annualized basis based on the number of common units outstanding as of March 31, 2019. Immediately following the closing of the April Registered Direct Offering, our expected minimum distribution will increase to approximately $18.8 million per quarter or approximately $75.2 million on an annualized basis.

During the three months ended March 31, 2019, we made a cash distribution payment as follows (in thousands except per unit data):

Related Earnings Period:	Q4 2018
Distribution date	March 14, 2019
Record date	March 1, 2019
Per unit	$0.5050
To public common unitholders	$12,825
To PBF LLC	15,126
Total distribution	$27,951

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and secured by a first priority lien on our assets and those of our restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. We are in compliance with our covenants under the Revolving Credit Facility as of March 31, 2019.

During the three months ended March 31, 2019, we made repayments of $12.0 million and borrowed $16.0 million under the Revolving Credit Facility to fund capital expenditures and working capital requirements.

Our 2023 Notes have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15, 2023. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of March 31, 2019, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$38,209	$42,925
Net cash used in investing activities	(11,220)	(3,953)
Net cash used in financing activities	(30,451)	(36,627)
Net change in cash and cash equivalents	$(3,462)	$2,345

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by approximately $4.7 million to $38.2 million for the three months ended March 31, 2019 compared to $42.9 million for the three months ended March 31, 2018. The decrease in net cash provided by operating activities was primarily the result of a decrease in the net changes in operating assets and liabilities of approximately $5.9 million primarily driven by the timing of collection of accounts receivables and liability payments and a decrease in net income of approximately $1.9 million, partially offset by a net increase in non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium, accretion on discounted liabilities and unit-based compensation of approximately $3.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities increased by approximately $7.3 million to $11.2 million for the three months ended March 31, 2019 compared to $4.0 million for the three months ended March 31, 2018. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures of approximately $7.3 million primarily related to projects associated with the recently acquired Development Assets and the East Coast Storage Assets.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by approximately $6.2 million to $30.5 million for the three months ended March 31, 2019 compared to $36.6 million for the three months ended March 31, 2018. The cash outflows for the three months ended March 31, 2019 were primarily driven by distributions to unitholders of $28.0 million and distributions to TVPC members of $6.5 million, partially offset by net borrowings from our Revolving Credit Facility of $4.0 million. Net cash used in financing activities for the three months ended March 31, 2018 consisted of distributions to unitholders of $23.1 million, repayment of our Revolving Credit Facility of $9.7 million and distributions to TVPC members of $5.0 million, partially offset by a contribution from PBF LLC of $1.1 million related to the pre-acquisition activities of the Paulsboro Natural Gas Pipeline.

Capital Expenditures

Our capital requirements have consisted of, and are expected to continue to consist of, expansion capital expenditures, maintenance capital expenditures and regulatory capital expenditures. Expansion capital expenditures are expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term. Examples of expansion capital expenditures include the acquisition of equipment and the construction, development or acquisition of unloading equipment or other equipment at our facilities or additional throughput or storage capacity to the extent such capital expenditures are expected to expand our operating capacity or increase our operating income. Maintenance capital expenditures are expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the refurbishment and replacement of terminals and to maintain equipment reliability, integrity and safety. Regulatory capital expenditures are expenditures made to attain or maintain compliance with regulatory standards. Examples of regulatory capital expenditures are expenditures incurred to address environmental laws or regulations.

Capital expenditures for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Expansion	$9,491	$2,606
Maintenance	1,483	1,325
Regulatory	246	22
Total capital expenditures	$11,220	$3,953

We currently expect to spend an additional aggregate of between approximately $17.0 million and $25.0 million for the remainder of 2019 for capital expenditures. Of the total expected capital expenditures, between approximately $12.0 million and $15.0 million relate to maintenance or regulatory capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2019. We may rely on external sources including other borrowings under the Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion.

On April 24, 2019, we entered into a Contribution Agreement with PBF LLC pursuant to which PBF LLC will contribute to us all of the issued and outstanding limited liability interests of TVP Holding Company LLC for total consideration of $200.0 million. We expect to finance the TVPC Acquisition with $135.0 million of gross proceeds from the April Registered Direct Offering and $65.0 million of borrowings under the Revolving Credit Facility.

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

Contractual Obligations

With the exception of activity under the Revolving Credit Facility, including borrowings to fund capital expenditures and working capital requirements, there have been no significant changes in our contractual obligations since those reported in our 2018 Form 10-K. Refer to Note 6 “Debt” and Note 12 “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our debt obligations and subsequent events.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities, other than outstanding letters of credit in the amount of $4.1 million.

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

Pursuant to the contribution agreements entered into in connection with the IPO and the Acquisitions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor’s properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of the IPO and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for (i) certain events and conditions associated with the ownership or operation of our assets that occur, as applicable, after the closing of each Acquisition from PBF (including the IPO), and (ii) environmental liabilities related to our assets if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of us or our employees, including those seconded to us. As a result, we may incur environmental expenses in the future, which may be substantial.

As of March 31, 2019, we have recorded a total liability related to environmental remediation costs of approximately $2.9 million related to existing environmental liabilities. Refer to Note 9 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, within our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three months ended March 31, 2019, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances, or settle through cash payments.

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At March 31, 2019, we had $160.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $3.9 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2018 Form 10-K.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-Q and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Equity Restructuring Agreement, dated February 13, 2019, by and among PBF Energy Company LLC, PBF Logistics GP LLC, and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).

3.1
Third Amended and Restated Agreement of the Limited Partnership of PBF Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).

4.1*	Seventh Supplemental Indenture dated as of October 25, 2018, among CPI Operations LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee.
10.1*	Joinder Agreement dated as of October 25, 2018, among CPI Operations LLC and Wells Fargo Bank, National Association, as Administrative Agent.
10.2
Amendment to Amended and Restated Delaware City Rail Terminaling Services Agreement, dated February 13, 2019, by and between PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).

10.3
Terminaling Services Agreement, dated February 13, 2019, by and between PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Supplemental Financial Information of Torrance Valley Pipeline Company LLC.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
* Filed herewith.
** This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	May 1, 2019		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)