Form 10-Q
period 2019-06-30
PBF Logistics LP
filed 2019-08-01
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number: 001-36446

PBF LOGISTICS LP
(Exact name of registrant as specified in its charter)

DELAWARE	35-2470286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

(973) 455-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	PBFX	New York Stock Exchange

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

As of July 30, 2019, there were 62,108,942 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of June 30, 2019, owned 99.0% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate 48.2% limited partner interest in PBFX, with the remaining 51.8% limited partner interest owned by public unitholders as of June 30, 2019.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling and storage assets, previously operated and owned by certain of PBF Holding’s currently and previously held subsidiaries. As of June 30, 2019, PBF Holding, together with its subsidiaries, owns and operates five oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

References in this Form 10-Q to “PBF Logistics LP,” “PBFX,” the “Partnership” and “we,” “our,” or “us,” or like terms used in the context of periods on or after the completion of certain acquisitions from PBF LLC, refer to PBF Logistics LP and its subsidiaries.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q; in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Form 10-K”) and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

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

•
our dependence on PBF Energy for a substantial majority of our revenue subjects us to the business risks of PBF Energy, which include the possibility that contracts will not be renewed because they are no longer beneficial for PBF Energy;

•
a substantial majority of our revenue is generated at PBF Energy’s facilities, particularly at PBF Energy’s Delaware City, Toledo and Torrance refineries, and any adverse development at any of these facilities could have a material adverse effect on us;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	changes in the availability and cost of capital;

•	the effects of existing and future laws and governmental regulations, including those related to the shipment of crude oil by rail;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for PBF Energy’s refined products and natural gas and the differential in the prices of different crude oils;

•	the suspension, reduction or termination of PBF Energy’s obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, PBF Energy’s facilities or third-party facilities on which our business is dependent;

•	incremental costs as a separate public partnership;

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,000	$19,908
Accounts receivable - affiliates	47,279	37,052
Accounts receivable	5,129	7,511
Prepaids and other current assets	5,883	4,598
Total current assets	78,291	69,069
Property, plant and equipment, net	855,958	862,117
Goodwill	6,332	6,332
Other non-current assets	18,992	18,835
Total assets	$959,573	$956,353

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$5,469	$12,047
Accounts payable	5,422	4,660
Accrued liabilities	44,642	46,312
Deferred revenue	2,875	2,960
Total current liabilities	58,408	65,979
Long-term debt	769,219	673,324
Other long-term liabilities	24,952	23,860
Total liabilities	852,579	763,163

Commitments and contingencies (Note 9)

Equity:
Common unitholders (62,107,210 and 45,348,663 units issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively)	106,994	23,718
Total PBF Logistics LP equity	106,994	23,718
Noncontrolling interest	—	169,472
Total equity	106,994	193,190
Total liabilities and equity	$959,573	$956,353

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Affiliate	$74,656	$63,785	$145,988	$124,649
Third-party	8,094	4,314	15,607	8,190
Total revenue	82,750	68,099	161,595	132,839

Costs and expenses:
Operating and maintenance expenses	28,553	20,724	58,469	40,604
General and administrative expenses	7,580	6,488	13,590	10,779
Depreciation and amortization	8,854	7,091	17,575	13,734
Total costs and expenses	44,987	34,303	89,634	65,117

Income from operations	37,763	33,796	71,961	67,722

Other expense:
Interest expense, net	(11,216)	(10,029)	(22,129)	(19,614)
Amortization of loan fees and debt premium	(446)	(396)	(895)	(759)
Accretion on discounted liabilities	(773)	—	(1,533)	—
Net income	25,328	23,371	47,404	47,349
Less: Net loss attributable to Predecessor	—	(1,084)	—	(2,363)
Less: Net income attributable to noncontrolling interest	3,162	4,363	7,881	8,385
Net income attributable to the partners	22,166	20,092	39,523	41,327
Less: Net income attributable to the IDR holder	—	3,415	—	6,370
Net income attributable to PBF Logistics LP unitholders	$22,166	$16,677	$39,523	$34,957

Net income per limited partner unit:
Common units - basic	$0.37	$0.39	$0.72	$0.83
Common units - diluted	0.37	0.39	0.72	0.83

Weighted-average limited partner units outstanding:
Common units - basic	60,279,287	42,231,119	54,748,755	42,176,202
Common units - diluted	60,364,347	42,294,616	54,776,257	42,190,136

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$47,404	$47,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,575	13,734
Amortization of loan fees and debt premium	895	759
Accretion on discounted liabilities	1,533	—
Unit-based compensation expense	4,351	3,497
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(10,227)	9,344
Accounts receivable	2,382	(1,077)
Prepaids and other current assets	(1,285)	242
Accounts payable - affiliates	(2,630)	(1,607)
Accounts payable	762	(2,572)
Accrued liabilities	(2,857)	(2,754)
Deferred revenue	(85)	(286)
Other assets and liabilities	(1,932)	(1,302)
Net cash provided by operating activities	55,886	65,327

Cash flows from investing activities:
Knoxville Terminals Purchase	—	(58,000)
Expenditures for property, plant and equipment	(15,152)	(7,671)
Net cash used in investing activities	(15,152)	(65,671)

Cash flows from financing activities:
Proceeds from issuance of common units	132,483	—
Acquisition of TVPC noncontrolling interest	(200,000)	—
Distributions to unitholders	(59,625)	(46,611)
Distributions to TVPC members	(8,500)	(11,250)
Contribution from parent	—	4,193
Proceeds from revolving credit facility	196,000	64,000
Repayment of revolving credit facility	(101,000)	(9,700)
Deferred financing costs	—	(271)
Net cash (used in) provided by financing activities	(40,642)	361

Net change in cash and cash equivalents	92	17
Cash and cash equivalents at beginning of year	19,908	19,664
Cash and cash equivalents at end of period	$20,000	$19,681

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$405	$24
Contribution of net assets from PBF LLC	242	—
Units issued in connection with the IDR Restructuring	215,300	—
Assets acquired under operating leases	482	—

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of June 30, 2019, owned 99.0% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate 48.2% limited partner interest in PBFX, with the remaining 51.8% limited partner interest owned by public unitholders as of June 30, 2019.

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

On February 28, 2019, the Partnership closed on an Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (“IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Transaction costs related to the IDR Restructuring were $2,057 for the six months ended June 30, 2019 and were included in “General and administrative expenses” within the Partnership’s condensed consolidated statements of operations. Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs, and the newly issued PBFX common units are entitled to normal distributions.

On April 24, 2019, the Partnership entered into a Contribution Agreement with PBF LLC (the “TVPC Contribution Agreement”), pursuant to which PBF LLC contributed to the Partnership all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200,000 (the “TVPC Acquisition”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, the Partnership owns 100% of the equity interest in Torrance Valley Pipeline Company LLC (“TVPC”). Refer to Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the TVPC Acquisition.

Principles of Combination and Consolidation and Basis of Presentation

In connection with, and subsequent to, PBFX’s initial public offering (“IPO”), the Partnership has acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). Such acquisitions completed subsequent to the IPO were made through a series of drop-down transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). The assets, liabilities and results of operations of the Contributed Assets prior to their acquisition by PBFX are collectively referred to as the “Predecessor.” The transactions through which PBFX acquired the Contributed Assets were transfers of assets between entities under common control. Accordingly, the accompanying condensed consolidated financial statements and related notes present the results of operations and cash flows of our Predecessor for all periods presented prior to the effective date of each transaction. The financial statements of our Predecessor have been prepared from the separate records maintained by PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessor had been operated as an unaffiliated entity. See (i) the Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) for additional information regarding the Acquisitions from PBF and the agreements that were entered into or amended with related parties in connection with these acquisitions and (ii) Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the TVPC Acquisition.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows of PBFX for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year.

The Predecessor generally did not historically operate its respective assets for the purpose of generating revenue independent of other PBF Energy businesses prior to the IPO or the effective dates of the Acquisitions from PBF, with the exception of the Paulsboro Lube Oil Terminal (as defined in Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements). All intercompany accounts and transactions have been eliminated.

Summary of Significant Accounting Policies

Reclassifications

Certain amounts previously reported in the Partnership’s condensed consolidated financial statements for prior periods have been reclassified to conform to the presentation within this Quarterly Report on Form 10-Q. These reclassifications include the separation of “Accounts payable” and “Accrued liabilities” into two line items within the Partnership’s condensed consolidated balance sheets and statements of cash flows, as well as the corresponding statements within Note 13 “Condensed Consolidating Financial Statements of PBF Logistics” of the Notes to Condensed Consolidated Financial Statements.

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASC 842”) to increase the transparency and comparability of leases among entities. ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases,” and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Partnership adopted ASC 842 effective January 1, 2019, using a modified retrospective approach. The adoption of ASC 842 resulted in the inclusion of less than $1,000 of operating leases recorded on the Partnership’s balance sheets, with operating lease right of use assets recorded in “Other non-current assets” and operating lease liabilities recorded in “Accrued liabilities” or “Other long-term liabilities” based on the future timing of lease payments. The adoption of ASC 842 did not materially impact the Partnership’s statements of operations or statements of cash flows. The Partnership’s condensed consolidated financial statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Partnership’s historical accounting policy. See Note 2 “Revenue” of the Notes to Condensed Consolidated Financial Statements for additional information about the impact of ASC 842 to the Partnership as a lessor.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) to provide updated guidance on goodwill impairment testing. Under ASU 2017-04, Step 2 of the goodwill impairment analysis would be eliminated. This step required a comparison of the implied fair value to the carrying value of goodwill of the reporting unit. Subsequent to the effective date of ASU 2017-04, during the annual, or if applicable, interim goodwill impairment assessment, entities would perform the test by comparing the fair value of the reporting unit with the carrying value of the reporting unit. The impairment charge would be the excess amount of which carrying value is greater than fair value, with the total amount limited to the carrying value of goodwill. ASU 2017-04 is effective for goodwill impairment assessments beginning after December 15, 2019. The Partnership early adopted the new standard effective January 1, 2019, and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Partnership does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements and related disclosures.

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

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Transportation and Terminaling Segment
Terminaling	$34,152	$29,410	$66,505	$56,461
Pipeline	20,326	19,217	38,953	37,706
Other	15,178	12,506	30,157	24,637
Total	69,656	61,133	135,615	118,804
Storage Segment
Storage	13,094	6,966	25,980	14,035
Total	13,094	6,966	25,980	14,035
Total Revenue	$82,750	$68,099	$161,595	$132,839

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, storage and pipeline services based on the greater of the contractual minimum volume commitment (“MVC”), as applicable, or the delivery of actual volumes transferred or stored based on contractual rates applied to throughput or storage volumes.

Minimum Volume Commitments

Transportation and Terminaling Segment

The Partnership’s Transportation and Terminaling segment consists of product terminals, pipelines, crude unloading facilities and other facilities capable of transporting and handling crude oil, refined products and natural gas. Certain of the Transportation and Terminaling commercial agreements contain MVCs. Under these commercial agreements, if the Partnership’s customer fails to transport its minimum throughput volumes during any specified period, the customer will pay the Partnership a deficiency payment equal to the volume of the deficiency multiplied by the contractual rate then in effect. The deficiency payment is initially recorded as deferred revenue on the

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Partnership’s balance sheets for all contracts in which the MVC deficiency makeup period is contractually longer than a fiscal quarter.

Certain of the Partnership’s customers may apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline or terminal system in excess of its MVC during the following quarters under the terms of the applicable agreement. The Partnership recognizes operating revenue for the deficiency payments when credits are used for volumes transported in excess of MVCs or at the end of the contractual period. If the Partnership determines, based on all available information, that it is remote that the Partnership’s customer will utilize these deficiency payments, the amount of the expected unused credits will be recognized as operating revenue in the period when that determination is made. The use or recognition of the credits is recorded as a reduction to deferred revenue.

Storage Segment

The Partnership earns storage revenue under crude oil and refined products storage contracts through capacity reservation agreements, where the Partnership collects a fee for reserving storage capacity for customers in its facilities. Customers generally pay reservation fees based on the level of storage capacity reserved rather than the actual volumes stored.

As of June 30, 2019, future fees for MVCs to be received related to noncancelable commercial terminaling, pipeline and storage agreements were as follows:

Remainder of 2019	$58,496
2020	114,253
2021	113,355
2022	91,476
2023	87,199
Thereafter	170,794
Total MVC payments to be received (1)(2)	$635,573
(1) All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated as it reflects our efforts to perform is excluded.
(2) Arrangements deemed implicit leases are excluded from this table.

Leases

Lessor Disclosure Following the Adoption of ASC 842

The Partnership has leased certain of its assets under lease agreements with terms generally up to fifteen years, including leases of storage, terminaling and pipeline assets. Some leases include options to terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Partnership’s agreements generally do not provide an option for the lessee to purchase the leased equipment at the end of the lease term. However, in connection with the affiliate lease agreement for the interstate natural gas pipeline at PBF Holding’s Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”), the Partnership granted a right of first refusal in favor of PBF LLC such that the Partnership would be required to give PBF Holding the first opportunity to purchase the Paulsboro Natural Gas Pipeline at market value prior to selling to an unrelated third party if PBF Holding refused to purchase it.

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of June 30, 2019, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component.

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

In the normal course of business, the Partnership enters into contracts with PBF Holding and its refineries whereby PBF Holding and its refineries lease certain of the Partnership’s storage, terminaling and pipeline assets. The Partnership believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases range from one to fifteen years. Leases with affiliates represent approximately 95% of the undiscounted future rental income from the Partnership’s leased assets. These affiliate lease arrangements accounted for $38,693 of total lease revenue of $43,046 and $74,780 of total lease revenue of $83,482 for the three and six months ended June 30, 2019, respectively, and $28,556 of total lease revenue of $30,149 and $56,827 of total lease revenue of $59,925 for the three and six months ended June 30, 2018, respectively.

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the first five years and the total remaining years for the Partnership’s operating leases as of June 30, 2019:

Remainder of 2019	$71,940
2020	150,193
2021	148,971
2022	138,768
2023	137,406
Thereafter	371,578
Total undiscounted future cash to be received	$1,018,856

Assets Under Lease

The Partnership’s assets subject to lease are included in “Property, plant and equipment, net” within the Partnership’s condensed consolidated balance sheets. The table below quantifies by property, plant and equipment category the assets that are subject to lease as of June 30, 2019:

June 30, 2019
Land	$98,337
Pipelines	315,212
Terminals and equipment	50,235
Storage facilities	198,870
662,654
Accumulated depreciation	(62,988)
Net assets under lease	$599,666

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $2,875 and $2,960 as of June 30, 2019 and December 31, 2018, respectively. The decrease in the deferred revenue balance as of June 30, 2019 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

The Partnership’s payment terms vary by the type and location of our customer and the services offered. The period between invoicing and when payment is due is not significant (i.e., generally within two months). For certain services and customer types, the Partnership requires payment before the services are performed for the customer.

3. ACQUISITIONS

Third-Party Acquisitions

Knoxville Terminals Purchase

On April 16, 2018, the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), completed the purchase of two refined product terminals located in Knoxville, Tennessee (the “Knoxville Terminals Purchase”), which include product tanks, pipeline connections to the Colonial Pipeline Company and Plantation Pipe Line Company pipeline systems and truck loading facilities (the “Knoxville Terminals”) from Cummins Terminals, Inc. (“Cummins”).

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

PBFX accounted for the Knoxville Terminals Purchase as a business combination in accordance with GAAP whereby the Partnership recognizes assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

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

The Partnership’s condensed consolidated financial statements for the six months ended June 30, 2019 include the results of operations of the Knoxville Terminals subsequent to the Knoxville Terminals Purchase whereas the same period in 2018 does not include the results of operations of such assets prior to April 16, 2018. On an unaudited pro forma basis, the revenue and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the periods indicated, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the Knoxville Terminals Purchase occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Knoxville Terminals Purchase financing.

Six Months Ended June 30, 2018
(Unaudited)
Pro forma revenue	$136,369
Pro forma net income attributable to PBF Logistics LP unitholders	35,153

East Coast Storage Assets Acquisition

On October 1, 2018, the Partnership closed the acquisition of CPI Operations LLC (“CPI”), whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets (collectively, the “East Coast Storage Assets”) located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets Acquisition”), which had been contemplated by an agreement dated as of July 16, 2018 between the Partnership and Crown Point International LLC (“Crown Point”). Additionally, the East Coast Storage Assets Acquisition includes an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain of the acquired idled assets (the “Contingent Consideration”), which are expected to be restarted in the fourth quarter of 2019.

The aggregate purchase price for the East Coast Storage Assets Acquisition was $126,989, including working capital and the Contingent Consideration, which was comprised of an initial payment at closing of $75,000 with a remaining balance of $32,000 payable one year after closing. The residual purchase consideration consists of the Contingent Consideration. The consideration was financed through a combination of cash on hand and borrowings under the Partnership’s Revolving Credit Facility (as defined in Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements). The fair value allocation is subject to adjustment pending completion of the final purchase valuation, which was in process as of June 30, 2019, as the purchase price and fair value allocation may be subject to adjustment due to changes in assumptions and timing that may impact the Contingent Consideration.

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
* Includes $30,900 net present value payable of $32,000 due to Crown Point one year after closing, which is included in “Accrued liabilities” within the Partnership’s condensed consolidated balance sheets.
** Contingent Consideration is included in “Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets.

The following table summarizes the estimated amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Accounts receivable	$436
Prepaids and other current assets	1,770
Property, plant and equipment	114,406
Intangibles*	13,300
Accounts payable	(902)
Accrued liabilities	(1,271)
Other long-term liabilities	(750)
Estimated fair value of net assets acquired	$126,989
* Intangibles are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

The East Coast Storage Assets Acquisition includes consideration in the form of the Contingent Consideration. Pursuant to the agreement, the Partnership and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the agreement, over a contractual term of up to three years starting in 2019. The Partnership recorded the Contingent Consideration based on its estimated fair value of $21,100 at the acquisition date, which was recorded in “Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets.

The Partnership’s condensed consolidated financial statements for the six months ended June 30, 2019 include the results of operations of the East Coast Storage Assets subsequent to the East Coast Storage Assets Acquisition. The same period in 2018 does not include the results of operations of such assets. On an unaudited pro forma basis, the revenue and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the periods indicated, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the East Coast Storage Assets Acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the East Coast Storage Assets Acquisition financing.

Six Months Ended June 30, 2018
(Unaudited)
Pro forma revenue	$144,454
Pro forma net income attributable to PBF Logistics LP unitholders	30,117

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Acquisitions from PBF

The following Acquisitions from PBF were transactions between affiliate companies. As a result, the acquisitions were accounted for as transfers of assets between entities under common control in accordance with GAAP. The assets and liabilities of the Acquisitions from PBF were transferred at their historical carrying value.

Development Assets Acquisition

On July 16, 2018, the Partnership entered into four contribution agreements with PBF LLC, pursuant to which PBF Energy contributed to PBFX certain of its subsidiaries (the “Development Assets Contribution Agreements”). Pursuant to the Development Assets Contribution Agreements, the Partnership acquired from PBF LLC all of the issued and outstanding limited liability company interests of: Toledo Rail Logistics Company LLC (“TRLC”), whose assets consist of a loading and unloading rail facility located at PBF Holding’s Toledo Refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC (“CLC”), whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at PBF Holding’s Chalmette Refinery; Paulsboro Terminaling Company LLC (“PTC”), whose assets consist of a lube oil terminal facility located at PBF Holding’s Paulsboro Refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC (“DSLC”), whose assets consist of an ethanol storage facility located at PBF Holding’s Delaware City Refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”). The acquisition of the Development Assets closed on July 31, 2018 for total consideration of $31,586, consisting of 1,494,134 common units issued to PBF LLC (the “Development Assets Acquisition”).

TVPC Acquisition

On April 24, 2019, the Partnership entered into the TVPC Contribution Agreement, pursuant to which the Partnership acquired from PBF LLC all of the issued and outstanding limited liability company interests of TVP Holding, which held the remaining 50% equity interests in TVPC. The TVPC Acquisition closed on May 31, 2019 for total consideration of $200,000 in cash, which was financed through proceeds from the April Registered Direct Offering (as defined in Note 7 “Equity” of the Notes to Condensed Consolidated Financial Statements) and borrowings under the Partnership’s Revolving Credit Facility (as defined in Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements). As a result of the TVPC Acquisition, the Partnership owns 100% of the equity interest in TVPC.

Acquisition Expenses

PBFX incurred acquisition related costs of $930 and $1,051 for the three and six months ended June 30, 2019, respectively, primarily consisting of consulting and legal expenses related to the TVPC Acquisition and other pending and non-consummated acquisitions. PBFX incurred acquisition related costs of $669 and $1,152 for the three and six months ended June 30, 2018, respectively, primarily consisting of consulting and legal expenses related to the Knoxville Terminals Purchase and other pending and non-consummated acquisitions. These costs are included in “General and administrative expenses” within the Partnership’s condensed consolidated statements of operations.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2019	December 31, 2018
Land	$115,957	$115,957
Pipelines	339,286	337,474
Terminals and equipment	279,325	259,441
Storage facilities	216,714	213,937
Construction in progress	6,910	20,439
	958,192	947,248
Accumulated depreciation	(102,234)	(85,131)
Property, plant and equipment, net	$855,958	$862,117

Depreciation expense was $17,324 and $13,611 for the six months ended June 30, 2019 and 2018, respectively.

5. INTANGIBLES

The Partnership’s net intangibles balance consisted of the following:

	June 30, 2019	December 31, 2018
Customer contracts	$13,300	$13,300
Customer relationships	5,900	5,900
	19,200	19,200
Accumulated amortization	(646)	(395)
Total intangibles*	$18,554	$18,805
* Intangibles are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

Amortization expense was $251 and $123 for the six months ended June 30, 2019 and 2018, respectively.

6. DEBT

Total debt was comprised of the following:

	June 30, 2019	December 31, 2018
2023 Notes	$525,000	$525,000
Revolving credit facility (a)(b)	251,000	156,000
Total debt outstanding	776,000	681,000
Unamortized debt issuance costs	(9,310)	(10,496)
Unamortized 2023 Notes premium	2,529	2,820
Net carrying value of debt	$769,219	$673,324
___________________

(a)
PBFX had $4,110 outstanding letters of credit and $244,890 available under its $500,000 amended and restated revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (as amended, the “Revolving Credit Facility”) as of June 30, 2019.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

(b)
During the six months ended June 30, 2019, PBFX incurred net borrowings of $95,000 under the Revolving Credit Facility to fund the TVPC Acquisition, other capital expenditures and working capital requirements.

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

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based upon short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $542,778 and $515,336 at June 30, 2019 and December 31, 2018, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was $776,000 and $793,778 as of June 30, 2019, respectively, and $681,000 and $671,336 as of December 31, 2018, respectively.

7. EQUITY

PBFX had 32,153,579 common units held by the public outstanding as of June 30, 2019. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 48.2% of PBFX’s limited partner interest as of June 30, 2019.

Share Activity

The partnership agreement authorizes PBFX to issue an unlimited number of additional partnership interests for the consideration of, and on the terms and conditions determined by, PBFX’s general partner without the approval of the unitholders. It is possible that PBFX will fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests.

The following table presents changes in PBFX common units outstanding:

	Three Months Ended June 30,
	2019	2018
Balance at beginning of period	55,348,821	41,900,708
Vesting of phantom units, net of forfeitures	172,889	172,354
New units issued	6,585,500	—
Balance at end of period	62,107,210	42,073,062

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	45,348,663	41,900,708
Vesting of phantom units, net of forfeitures	173,047	172,354
New units issued	16,585,500	—
Balance at end of period	62,107,210	42,073,062

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

Noncontrolling Interest

Prior to the TVPC Acquisition, PBFX’s wholly-owned subsidiary, PBFX Operating Company LP (“PBF Op Co”), held a 50% controlling interest in TVPC, with the other 50% equity interest in TVPC held by TVP Holding, a subsidiary of PBF Holding. PBFX Op Co was the sole managing member of TVPC. PBFX, through its ownership of PBFX Op Co, consolidated the financial results of TVPC and recorded a noncontrolling interest for the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated statements of operations included the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated balance sheets included the portion of net assets of TVPC attributable to TVP Holding.

Subsequent to the TVPC Acquisition, PBFX owns 100% of the equity interest in TVPC and no longer records a noncontrolling interest related to TVPC.

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the six months ended June 30, 2019 and 2018:

	Common Units	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$23,718	$169,472	$193,190
Quarterly distributions to unitholders ($0.5050 per unit)	(28,313)	—	(28,313)
Distributions to TVPC members	—	(6,500)	(6,500)
Net income attributable to the partners	17,357	4,719	22,076
Unit-based compensation expense	964	—	964
Other	259	—	259
Balance at March 31, 2019	$13,985	$167,691	$181,676
Quarterly distributions to unitholders ($0.5100 per unit)	(32,079)	—	(32,079)
Distributions to TVPC members	—	(2,000)	(2,000)
Net income attributable to the partners	22,166	3,162	25,328
Acquisition of TVPC noncontrolling interest	(31,147)	(168,853)	(200,000)
Unit-based compensation expense	3,387	—	3,387
Issuance of common units, net of expenses	132,483	—	132,483
Other	(1,801)	—	(1,801)
Balance at June 30, 2019	$106,994	$—	$106,994

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Net Investment	Common Units	IDR Holder	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$10,665	$(17,544)	$2,736	$171,903	$167,760
Net loss attributable to the Development Assets	(1,279)	—	—	—	(1,279)
Contributions to the Development Assets	1,131	—	—	—	1,131
Quarterly distributions to unitholders (including IDRs) ($0.4850 per unit)	—	(20,618)	(2,736)	—	(23,354)
Distributions to TVPC members	—	—	—	(5,000)	(5,000)
Net income attributable to the partners	—	18,276	2,959	4,022	25,257
Unit-based compensation expense	—	834	—	—	834
Other	—	(11)	—	—	(11)
Balance at March 31, 2018	$10,517	$(19,063)	$2,959	$170,925	$165,338
Net loss attributable to the Development Assets	(1,084)	—	—	—	(1,084)
Contributions to the Development Assets	3,062	—	—	—	3,062
Quarterly distributions to unitholders (including IDRs) ($0.4900 per unit)	—	(20,942)	(2,955)	—	(23,897)
Distributions to TVPC members	—	—	—	(6,250)	(6,250)
Net income attributable to the partners	—	16,681	3,411	4,363	24,455
Unit-based compensation expense	—	2,663	—	—	2,663
Other	—	(1,048)	—	—	(1,048)
Balance at June 30, 2018	$12,495	$(21,709)	$3,415	$169,038	$163,239

Cash Distributions

PBFX’s partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the unitholders and general partner will receive.

During the six months ended June 30, 2019, PBFX made distribution payments as follows:

Related Earnings Period:	Q4 2018	Q1 2019
Distribution date	March 14, 2019	May 30, 2019
Record date	March 1, 2019	May 15, 2019
Per unit	$0.5050	$0.5100
To public common unitholders	$12,825	$16,398
To PBF LLC	15,126	15,276
Total distribution	$27,951	$31,674

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The allocation of total quarterly distributions to general and limited partners for the three and six months ended June 30, 2019 and 2018 is shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.5150 and $0.4950 per unit declared for the three months ended June 30, 2019 and 2018, respectively, and $0.5100 and $0.4900 per unit declared for the three months ended March 31, 2019 and 2018, respectively); therefore, the table represents total estimated distributions applicable to the period in which the distributions are earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
IDR - PBF LLC (1)	$—	$3,415	$—	$6,370
Limited partners’ distributions:
Common	32,398	22,800	64,481	43,770
Total distributions	32,398	26,215	64,481	50,140
Total cash distributions (2)	$31,986	$25,866	$63,660	$49,419
(1) Subsequent to the closing of the IDR Restructuring, the IDRs were canceled, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions.
(2) Excludes phantom unit distributions, which are accrued and paid upon vesting.

8. NET INCOME PER UNIT

Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to PBFX’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 1,000 and 340,198 anti-dilutive phantom units for the three and six months ended June 30, 2019, respectively, compared to 146,065 and 429,503 anti-dilutive phantom units for the three and six months ended June 30, 2018, respectively.

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

The following table shows the calculation of net income per limited partner unit:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net income attributable to the partners:
Distributions declared	$32,398	$64,481
Earnings less distributions	(10,232)	(24,958)
Net income attributable to the partners	$22,166	$39,523

Weighted-average units outstanding - basic	60,279,287	54,748,755
Weighted-average units outstanding - diluted	60,364,347	54,776,257

Net income per limited partner unit - basic	$0.37	$0.72
Net income per limited partner unit - diluted	0.37	0.72

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended June 30, 2018
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$22,800	$3,415	$26,215
Earnings less distributions	(6,123)	—	(6,123)
Net income attributable to the partners	$16,677	$3,415	$20,092

Weighted-average units outstanding - basic	42,231,119
Weighted-average units outstanding - diluted	42,294,616

Net income per limited partner unit - basic	$0.39
Net income per limited partner unit - diluted	0.39

	Six Months Ended June 30, 2018
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$43,770	$6,370	$50,140
Earnings less distributions	(8,813)	—	(8,813)
Net income attributable to the partners	$34,957	$6,370	$41,327

Weighted-average units outstanding - basic	42,176,202
Weighted-average units outstanding - diluted	42,190,136

Net income per limited partner unit - basic	$0.83
Net income per limited partner unit - diluted	0.83

9. COMMITMENTS AND CONTINGENCIES

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

PBFX recorded a total liability related to environmental remediation costs at certain of its assets of $2,493 and $2,587 for the period ended June 30, 2019 and December 31, 2018, respectively, related to existing environmental liabilities.

During the first quarter of 2019, the Partnership notified certain agencies of an oil sheen in the Schuylkill River potentially sourcing from one of its facilities. Clean up was immediately initiated, and oil is no longer being released into the waterway. The source of the oil is currently under investigation. Although full clean-up and remediation activities have not been completed, such incremental costs are not expected to be material to the Partnership.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Contingent Consideration

In connection with the East Coast Storage Assets Acquisition, the purchase agreement between the Partnership and Crown Point included the Contingent Consideration. Pursuant to the agreement, the Partnership and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration was $22,534 as of June 30, 2019 ($21,100 as of December 31, 2018) representing the present value of expected future payments discounted at a blended rate of 8.79% and is recorded in “Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets. At June 30, 2019, the estimated undiscounted liability totaled $27,978, based on the Partnership’s anticipated total annual earn-out payments.

10. RELATED PARTY TRANSACTIONS

Agreements with PBF Energy Entities

Commercial Agreements

PBFX currently derives a majority of its revenue from long-term, fee-based agreements with PBF Holding, supported by MVCs, as applicable, and contractual fee escalations for inflation adjustments and certain increases in operating costs. PBFX believes the terms and conditions under these agreements, as well as the Omnibus Agreement and the Services Agreement (each as defined below), each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

See the 2018 Form 10-K for a more complete description of PBFX’s commercial agreements with PBF Holding, including those identified as leases, which were entered into prior to 2019. The following table reflects activity during 2019 related to commercial agreements between PBFX and PBF Holding:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Amended and Restated Rail Agreements (b)	5/8/2014	7 years, 8 months	N/A	125,000 bpd	PBFX or PBF Holding can declare
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	See note (c)	See note (c)
Delaware City Terminaling Services Agreement (d)	1/1/2022	4 years	2 x 5	95,000 bpd
Amended and Restated Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	75,000 bpd (e)
Storage
East Coast Storage Assets Terminal Storage Agreement	1/1/2019	8 years	Evergreen	2,953,725 barrels (f)	PBFX or PBF Holding can declare
___________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)
In 2019, the Partnership amended (effective as of January 1, 2019) the existing Amended and Restated Rail Agreements between Delaware City Terminaling Company LLC (“DCTC”) and PBF Holding for the inclusion of services through certain rail infrastructure at the East Coast Storage Assets.

(c)
In connection with the inclusion of an additional destination at the Magellan connection under the Delaware Pipeline Services Agreement, Delaware Pipeline Company LLC (“DPC”) and PBF Holding agreed to a two-year, five-month MVC (the “Magellan MVC”) under the Delaware Pipeline Services Agreement.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The Magellan MVC expired on March 31, 2019, subsequent to which, the Partnership has been billing actual throughput on the Magellan connection.

(d)
The Delaware City Terminaling Services Agreement between DCTC and PBF Holding will commence in 2022 subsequent to the expiration of the Amended and Restated Rail Agreements and includes additional services to be provided by PBFX as operator of other rail facilities owned by PBF Holding’s subsidiaries.

(e)
In connection with the TVPC Acquisition on May 31, 2019, the Torrance Valley Pipeline Transportation Services Agreement- South Pipeline was amended and restated to increase the MVC from 70,000 bpd to 75,000 bpd.

(f)
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

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$74,656	$63,785	$145,988	$124,649
Operating and maintenance expenses	2,171	1,674	4,276	3,348
General and administrative expenses	1,752	1,737	3,514	3,437

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

The Partnership’s operating segments are organized into two reportable segments: (i) Transportation and Terminaling and (ii) Storage. Operations that are not included in either the Transportation and Terminaling or the Storage segments are included in Corporate.

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

Revenue is generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for transportation, terminaling and storage of crude oil, refined products and natural gas. The commercial agreements with PBF Holding are discussed in Note 10 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements. The Partnership does not have any foreign operations. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific reporting segment. Identifiable assets are those used by the operating segments, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with operations specific to a reporting segment.

	Three Months Ended June 30, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$69,656	$13,094	$—	$82,750
Depreciation and amortization	6,879	1,975	—	8,854
Income (loss) from operations	40,529	4,814	(7,580)	37,763
Interest expense, net, amortization of loan fees and debt premium and accretion on discounted liabilities	—	—	12,435	12,435
Capital expenditures	1,689	2,243	—	3,932

	Three Months Ended June 30, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$61,133	$6,966	$—	$68,099
Depreciation and amortization	6,166	925	—	7,091
Income (loss) from operations	36,234	4,050	(6,488)	33,796
Interest expense, net and amortization of loan fees and debt premium	—	—	10,425	10,425
Capital expenditures, including the Knoxville Terminals Purchase	61,716	2	—	61,718

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Six Months Ended June 30, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$135,615	$25,980	$—	$161,595
Depreciation and amortization	13,780	3,795	—	17,575
Income (loss) from operations	77,080	8,471	(13,590)	71,961
Interest expense, net, amortization of loan fees and debt premium and accretion on discounted liabilities	—	—	24,557	24,557
Capital expenditures	12,233	2,919	—	15,152

	Six Months Ended June 30, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$118,804	$14,035	$—	$132,839
Depreciation and amortization	11,884	1,850	—	13,734
Income (loss) from operations	70,460	8,041	(10,779)	67,722
Interest expense, net and amortization of loan fees and debt premium	—	—	20,373	20,373
Capital expenditures, including the Knoxville Terminals Purchase	65,583	88	—	65,671

	Balance at June 30, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$730,250	$220,030	$9,293	$959,573

	Balance at December 31, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$731,505	$219,326	$5,522	$956,353

12. SUBSEQUENT EVENTS

Cash Distribution

On August 1, 2019, PBF GP’s board of directors announced a cash distribution, based on the results of the second quarter of 2019, of $0.5150 per unit. The distribution is payable on August 30, 2019 to PBFX unitholders of record at the close of business on August 15, 2019.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS

Delaware City Logistics Company LLC, DPC, DCTC, Toledo Terminaling Company LLC, PLPT, PBFX Op Co, TVPC, Paulsboro Natural Gas Pipeline Company LLC, TRLC, CLC, PTC, DSLC and CPI serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, as supplemented, among the Partnership, PBF Logistics Finance Corporation (“PBF Logistics Finance”), the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.” In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to the covenants of the indenture. Refer to PBF LLC’s condensed consolidated financial statements, which are included in its Quarterly Report on Form 10-Q for the period ended June 30, 2019.

The 2023 Notes were co-issued by PBF Logistics Finance. For purposes of the following footnote, PBF Logistics Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following supplemental combining and condensed consolidating financial information reflects the Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries, the combining and consolidating adjustments and eliminations and the Issuer’s consolidated accounts for the dates and periods indicated. For purposes of the following combining and consolidating information, the Issuer’s investment in its subsidiaries and the Guarantor Subsidiaries’ investments in their subsidiaries are accounted for under the equity method of accounting.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$6,836	$13,164	$—	$—	$20,000
Accounts receivable - affiliates	580	46,699	—	—	47,279
Accounts receivable	365	4,764	—	—	5,129
Prepaids and other current assets	1,512	4,371	—	—	5,883
Due from related parties	180,784	654,745	—	(835,529)	—
Total current assets	190,077	723,743	—	(835,529)	78,291
Property, plant and equipment, net	—	855,958	—	—	855,958
Goodwill	—	6,332	—	—	6,332
Other non-current assets	—	18,992	—	—	18,992
Investment in subsidiaries	1,382,665	—	—	(1,382,665)	—
Total assets	$1,572,742	$1,605,025	$—	$(2,218,194)	$959,573

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$1,085	$4,384	$—	$—	$5,469
Accounts payable	1,121	4,301	—	—	5,422
Accrued liabilities	39,578	5,064	—	—	44,642
Deferred revenue	—	2,875	—	—	2,875
Due to related parties	654,745	180,784	—	(835,529)	—
Total current liabilities	696,529	197,408	—	(835,529)	58,408
Long-term debt	769,219	—	—	—	769,219
Other long-term liabilities	—	24,952	—	—	24,952
Total liabilities	1,465,748	222,360	—	(835,529)	852,579

Commitments and contingencies (Note 9)

Equity:
Net investment	—	1,382,665	—	(1,382,665)	—
Common unitholders	106,994	—	—	—	106,994
Total equity	106,994	1,382,665	—	(1,382,665)	106,994
Total liabilities and equity	$1,572,742	$1,605,025	$—	$(2,218,194)	$959,573

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$4,010	$15,898	$—	$—	$19,908
Accounts receivable - affiliates	9	37,043	—	—	37,052
Accounts receivable	365	7,146	—	—	7,511
Prepaids and other current assets	1,137	3,461	—	—	4,598
Due from related parties	161,613	561,605	—	(723,218)	—
Total current assets	167,134	625,153	—	(723,218)	69,069
Property, plant and equipment, net	—	862,117	—	—	862,117
Goodwill	—	6,332	—	—	6,332
Other non-current assets	—	18,835	—	—	18,835
Investment in subsidiaries	1,133,775	—	—	(1,133,775)	—
Total assets	$1,300,909	$1,512,437	$—	$(1,856,993)	$956,353

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$1,239	$10,808	$—	$—	$12,047
Accounts payable	1,176	3,484	—	—	4,660
Accrued liabilities	39,847	6,465	—	—	46,312
Deferred revenue	—	2,960	—	—	2,960
Due to related parties	561,605	161,613	—	(723,218)	—
Total current liabilities	603,867	185,330	—	(723,218)	65,979
Long-term debt	673,324	—	—	—	673,324
Other long-term liabilities	—	23,860	—	—	23,860
Total liabilities	1,277,191	209,190	—	(723,218)	763,163

Commitments and contingencies (Note 9)

Equity:
Net investment	—	1,133,775	—	(1,133,775)	—
Common unitholders	23,718	—	—	—	23,718
Total PBF Logistics LP equity	23,718	1,133,775	—	(1,133,775)	23,718
Noncontrolling interest	—	169,472	—	—	169,472
Total equity	23,718	1,303,247	—	(1,133,775)	193,190
Total liabilities and equity	$1,300,909	$1,512,437	$—	$(1,856,993)	$956,353

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$74,656	$—	$—	$74,656
Third-party	—	8,094	—	—	8,094
Total revenue	—	82,750	—	—	82,750

Costs and expenses:
Operating and maintenance expenses	—	28,553	—	—	28,553
General and administrative expenses	7,580	—	—	—	7,580
Depreciation and amortization	—	8,854	—	—	8,854
Total costs and expenses	7,580	37,407	—	—	44,987

Income (loss) from operations	(7,580)	45,343	—	—	37,763

Other income (expense):
Equity in earnings of subsidiaries	44,846	—	—	(44,846)	—
Interest expense, net	(11,216)	—	—	—	(11,216)
Amortization of loan fees and debt premium	(446)	—	—	—	(446)
Accretion on discounted liabilities	(276)	(497)	—	—	(773)
Net income	25,328	44,846	—	(44,846)	25,328
Less: Net income attributable to noncontrolling interest	—	3,162	—	—	3,162
Net income attributable to PBF Logistics LP unitholders	$25,328	$41,684	$—	$(44,846)	$22,166

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$63,785	$—	$—	$63,785
Third-party	—	4,314	—	—	4,314
Total revenue	—	68,099	—	—	68,099

Costs and expenses:
Operating and maintenance expenses	—	20,724	—	—	20,724
General and administrative expenses	6,488	—	—	—	6,488
Depreciation and amortization	—	7,091	—	—	7,091
Total costs and expenses	6,488	27,815	—	—	34,303

Income (loss) from operations	(6,488)	40,284	—	—	33,796

Other income (expense):
Equity in earnings of subsidiaries	40,284	—	—	(40,284)	—
Interest expense, net	(10,029)	—	—	—	(10,029)
Amortization of loan fees and debt premium	(396)	—	—	—	(396)
Net income	23,371	40,284	—	(40,284)	23,371
Less: Net loss attributable to Predecessor	—	(1,084)	—	—	(1,084)
Less: Net income attributable to noncontrolling interest	—	4,363	—	—	4,363
Net income attributable to the partners	23,371	37,005	—	(40,284)	20,092
Less: Net income attributable to the IDR holder	3,415	—	—	—	3,415
Net income attributable to PBF Logistics LP unitholders	$19,956	$37,005	$—	$(40,284)	$16,677

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$145,988	$—	$—	$145,988
Third-party	—	15,607	—	—	15,607
Total revenue	—	161,595	—	—	161,595

Costs and expenses:
Operating and maintenance expenses	—	58,469	—	—	58,469
General and administrative expenses	13,590	—	—	—	13,590
Depreciation and amortization	—	17,575	—	—	17,575
Total costs and expenses	13,590	76,044	—	—	89,634

Income (loss) from operations	(13,590)	85,551	—	—	71,961

Other income (expense):
Equity in earnings of subsidiaries	84,568	—	—	(84,568)	—
Interest expense, net	(22,129)	—	—	—	(22,129)
Amortization of loan fees and debt premium	(895)	—	—	—	(895)
Accretion on discounted liabilities	(550)	(983)	—	—	(1,533)
Net income	47,404	84,568	—	(84,568)	47,404
Less: Net income attributable to noncontrolling interest	—	7,881	—	—	7,881
Net income attributable to PBF Logistics LP unitholders	$47,404	$76,687	$—	$(84,568)	$39,523

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$124,649	$—	$—	$124,649
Third-party	—	8,190	—	—	8,190
Total revenue	—	132,839	—	—	132,839

Costs and expenses:
Operating and maintenance expenses	—	40,604	—	—	40,604
General and administrative expenses	10,779	—	—	—	10,779
Depreciation and amortization	—	13,734	—	—	13,734
Total costs and expenses	10,779	54,338	—	—	65,117

Income (loss) from operations	(10,779)	78,501	—	—	67,722

Other income (expense):
Equity in earnings of subsidiaries	78,501	—	—	(78,501)	—
Interest expense, net	(19,614)	—	—	—	(19,614)
Amortization of loan fees and debt premium	(759)	—	—	—	(759)
Net income	47,349	78,501	—	(78,501)	47,349
Less: Net loss attributable to Predecessor	—	(2,363)	—	—	(2,363)
Less: Net income attributable to noncontrolling interest	—	8,385	—	—	8,385
Net income attributable to the partners	47,349	72,479	—	(78,501)	41,327
Less: Net income attributable to the IDR holder	6,370	—	—	—	6,370
Net income attributable to PBF Logistics LP unitholders	$40,979	$72,479	$—	$(78,501)	$34,957

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$47,404	$84,568	$—	$(84,568)	$47,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	17,575	—	—	17,575
Amortization of loan fees and debt premium	895	—	—	—	895
Accretion on discounted liabilities	550	983	—	—	1,533
Unit-based compensation expense	4,351	—	—	—	4,351
Equity in earnings of subsidiaries	(84,568)	—	—	84,568	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(571)	(9,656)	—	—	(10,227)
Accounts receivable	—	2,382	—	—	2,382
Prepaids and other current assets	(375)	(910)	—	—	(1,285)
Accounts payable - affiliates	(154)	(2,476)	—	—	(2,630)
Accounts payable	(55)	817	—	—	762
Accrued liabilities	(1,586)	(1,271)	—	—	(2,857)
Amounts due to (from) related parties	73,969	(73,969)	—	—	—
Deferred revenue	—	(85)	—	—	(85)
Other assets and liabilities	(1,784)	(148)	—	—	(1,932)
Net cash provided by operating activities	38,076	17,810	—	—	55,886

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(15,152)	—	—	(15,152)
Investment in subsidiaries	(3,108)	—	—	3,108	—
Net cash used in investing activities	$(3,108)	$(15,152)	$—	$3,108	$(15,152)

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (continued)

	Six Months Ended June 30, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Net proceeds from issuance of common units	$132,483	$—	$—	$—	$132,483
Acquisition of TVPC noncontrolling interest	(200,000)	—	—	—	(200,000)
Distributions to unitholders	(59,625)	—	—	—	(59,625)
Distributions to TVPC members	—	(8,500)	—	—	(8,500)
Contribution from parent	—	3,108	—	(3,108)	—
Proceeds from revolving credit facility	196,000	—	—	—	196,000
Repayment of revolving credit facility	(101,000)	—	—	—	(101,000)
Net cash used in financing activities	(32,142)	(5,392)	—	(3,108)	(40,642)

Net change in cash and cash equivalents	2,826	(2,734)	—	—	92
Cash and cash equivalents at beginning of year	4,010	15,898	—	—	19,908
Cash and cash equivalents at end of period	$6,836	$13,164	$—	$—	$20,000

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$47,349	$78,501	$—	$(78,501)	$47,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	13,734	—	—	13,734
Amortization of loan fees and debt premium	759	—	—	—	759
Unit-based compensation expense	3,497	—	—	—	3,497
Equity in earnings of subsidiaries	(78,501)	—	—	78,501	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	—	9,344	—	—	9,344
Accounts receivable	—	(1,077)	—	—	(1,077)
Prepaids and other current assets	3	239	—	—	242
Accounts payable - affiliates	300	(1,907)	—	—	(1,607)
Accounts payable	328	(2,900)	—	—	(2,572)
Accrued liabilities	(489)	(2,265)	—	—	(2,754)
Amounts due to (from) related parties	18,442	(18,442)	—	—	—
Deferred revenue	—	(286)	—	—	(286)
Other assets and liabilities	(1,049)	(253)	—	—	(1,302)
Net cash (used in) provided by operating activities	(9,361)	74,688	—	—	65,327

Cash flows from investing activities:
Knoxville Terminals Purchase	—	(58,000)	—	—	(58,000)
Expenditures for property, plant and equipment	—	(7,671)	—	—	(7,671)
Investment in subsidiaries	(850)	—	—	850	—
Net cash used in investing activities	$(850)	$(65,671)	$—	$850	$(65,671)

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (continued)

	Six Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Distributions to unitholders	$(46,611)	$—	$—	$—	$(46,611)
Distributions to TVPC members	—	(11,250)	—	—	(11,250)
Contribution from parent	—	5,043	—	(850)	4,193
Proceeds from revolving credit facility	64,000	—	—	—	64,000
Repayment of revolving credit facility	(9,700)	—	—	—	(9,700)
Deferred financing costs and other	(271)	—	—	—	(271)
Net cash provided by (used in) financing activities	7,418	(6,207)	—	(850)	361

Net change in cash and cash equivalents	(2,793)	2,810	—	—	17
Cash and cash equivalents at beginning of year	10,909	8,755	—	—	19,664
Cash and cash equivalents at end of period	$8,116	$11,565	$—	$—	$19,681

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations in our 2018 Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our 2018 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the effective dates of each of the Acquisitions from PBF (as defined below) refer to the Predecessor. For periods subsequent to the effective dates of each of the Acquisitions from PBF, these terms refer to the Partnership and its subsidiaries.

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of June 30, 2019, owned 99.0% of the total economic interest in PBF LLC. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate 48.2% limited partner interest in PBFX, with the remaining 51.8% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline and storage assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries.

Business Developments

IDR Restructuring Agreement

On February 28, 2019, we closed on an Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (“IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Transaction costs related to the IDR Restructuring were $2.1 million for the six months ended June 30, 2019 and were included in “General and administrative expenses” within the Partnership’s condensed consolidated statements of operations. Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs, and the newly issued PBFX common units are entitled to normal distributions.

April Registered Direct Offering

On April 24, 2019, we entered into subscription agreements to sell an aggregate of 6,585,500 common units to certain institutional investors in a registered direct public offering (the “April Registered Direct Offering”) for gross proceeds of approximately $135.0 million. The April Registered Direct Offering closed on April 29, 2019.

TVPC Acquisition

On April 24, 2019, we entered into a Contribution Agreement with PBF LLC (the “TVPC Contribution Agreement”), pursuant to which PBF LLC contributed to us all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”), which held the remaining 50% equity interest in Torrance Valley Pipeline Company LLC (“TVPC”), for total consideration of $200.0 million (the “TVPC Acquisition”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, we own 100% of the equity interest in TVPC. The transaction was financed through a combination of proceeds from the April Registered Direct Offering and borrowings under our five-year $500.0 million amended and restated revolving credit facility (as amended, the “Revolving Credit Facility”).

Principles of Combination and Consolidation and Basis of Presentation

In general, our Predecessor did not historically operate its assets for the purpose of generating revenue independent of other PBF Energy businesses that we support. In connection with, and subsequent to, our initial public offering (“IPO”), we have acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). The acquisitions completed subsequent to the IPO were made through a series of drop-down transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). Upon the closing of the IPO and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy, under which we operate our assets for the purpose of generating fee-based revenue. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the U.S. and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Paulsboro, New Jersey; Delaware City; Delaware; Toledo, Ohio; Chalmette, Louisiana; and Torrance, California. In addition, we generate third-party revenue from certain of our assets.

Agreements with PBF Energy Entities

Commercial Agreements

We currently derive a majority of our revenue from long-term, fee-based agreements with PBF Holding, supported by minimum volume commitment (“MVC”) stipulations, as applicable, and contractual fee escalations for inflation adjustments and certain increases in operating costs. We believe the terms and conditions under these agreements, as well as the Omnibus Agreement and the Services Agreement (each as defined below), each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

Refer to the 2018 Form 10-K and Note 10 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for a more complete description of our commercial agreements with PBF Holding, including those identified as leases.

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

We have also entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for us to perform our obligations under our commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-

related services to the extent applicable to our operations. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service upon 30-days’ notice.

See the 2018 Form 10-K for a more complete description of the Omnibus Agreement and the Services Agreement.

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations due to our recent acquisition activity, which is discussed in Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements,” the IDR Restructuring, recent debt and equity transactions and our annual adjustment to our commercial agreements for inflation.

As a result of our recent acquisitions, we incurred additional revenue, operating and maintenance expenses and general and administrative expenses. As a result of the IDR Restructuring, which closed on February 28, 2019, IDRs held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions. As a result of the TVPC Acquisition, we no longer record a noncontrolling interest related to TVPC on either the condensed consolidated balance sheets or the condensed consolidated statements of operations.

Other Factors That Will Significantly Affect Our Results

Supply and Demand for Crude Oil, Refined Products and Natural Gas. We generate revenue by charging fees for receiving, handling, transferring, storing and throughputting crude oil, refined products and natural gas. A majority of our revenue is derived from MVC, fee-based commercial agreements with subsidiaries of PBF Energy with initial terms ranging from one to fifteen years, which enhance the stability of our cash flows. The volume of crude oil, refined products and natural gas that is throughput or stored depends substantially on PBF Energy’s operational needs which are largely impacted by refining margins. Refining margins are greatly dependent upon the price of crude oil or other refinery feedstocks, refined products and natural gas.

Factors driving the prices of petroleum-based commodities include supply and demand for crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Please read “Risk Factors” included in “Item 1A.” of our 2018 Form 10-K.

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

Third-Party Business. As of June 30, 2019, PBF Holding accounts for a substantial majority of our revenue and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our business and segment performance. These metrics are significant factors in assessing our operating results and profitability and include, but are not limited to, volumes, including terminal and pipeline throughput and storage capacity; operating and maintenance expenses; and EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow. We define EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow below.

Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil, refined products and natural gas that we throughput at our terminaling and pipeline operations and our available storage capacity. These volumes are primarily affected by the supply of and demand for crude oil, refined products and natural gas in the markets served directly or indirectly by our assets. Although PBF Energy has committed to minimum volumes under the commercial agreements, our results of operations will be impacted by:

•	PBF Energy’s utilization of our assets in excess of the MVCs;

•	our ability to identify and execute accretive acquisitions and organic expansion projects and capture incremental PBF Energy or third-party volumes; and

•	our ability to increase throughput volumes at our facilities and provide additional ancillary services at those terminals and pipelines.

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

EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation and amortization expense. We define EBITDA attributable to PBFX as net income (loss) attributable to PBFX before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation and amortization expense attributable to PBFX, which excludes the results of Acquisitions from PBF prior to the effective dates of such transactions. We define Adjusted EBITDA as EBITDA attributable to PBFX excluding acquisition and transaction costs, non-cash unit-based compensation expense and items that meet the conditions of unusual, infrequent and/or non-recurring charges. We define distributable cash flow as EBITDA attributable to PBFX plus non-cash unit-based compensation expense, less cash interest, maintenance capital expenditures attributable to PBFX and income taxes. Distributable cash flow will not reflect changes in working capital balances. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are not presentations made in accordance with U.S. generally accepted accounting principles (“GAAP”).

EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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

We believe that the presentation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations and assists in evaluating our ongoing operating performance for current and comparative periods. We believe that the presentation of distributable cash flow provides useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance and provides investors with another perspective of the operating performance of our assets and the cash our business is generating. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow should not be considered alternatives to net income, income from operations, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of such measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are reconciled to net income and net cash provided by operating activities in “—Results of Operations” below.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations are presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance.

Combined Overview. The following tables summarize our results of operations and financial data for the three and six months ended June 30, 2019 and 2018. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
Affiliate	$74,656	$63,785	$145,988	$124,649
Third-party	8,094	4,314	15,607	8,190
Total revenue	82,750	68,099	161,595	132,839

Costs and expenses:
Operating and maintenance expenses	28,553	20,724	58,469	40,604
General and administrative expenses	7,580	6,488	13,590	10,779
Depreciation and amortization	8,854	7,091	17,575	13,734
Total costs and expenses	44,987	34,303	89,634	65,117

Income from operations	37,763	33,796	71,961	67,722

Other expense:
Interest expense, net	(11,216)	(10,029)	(22,129)	(19,614)
Amortization of loan fees and debt premium	(446)	(396)	(895)	(759)
Accretion on discounted liabilities	(773)	—	(1,533)	—
Net income	25,328	23,371	47,404	47,349
Less: Net loss attributable to Predecessor	—	(1,084)	—	(2,363)
Less: Net income attributable to noncontrolling interest	3,162	4,363	7,881	8,385
Net income attributable to the partners	22,166	20,092	39,523	41,327
Less: Net income attributable to the IDR holder	—	3,415	—	6,370
Net income attributable to PBF Logistics LP unitholders	$22,166	$16,677	$39,523	$34,957

Other Data:
EBITDA attributable to PBFX	$42,534	$36,070	$79,356	$72,387
Adjusted EBITDA	48,336	39,402	91,293	77,036
Distributable cash flow	34,123	28,100	59,536	54,346
Capital expenditures, including the Knoxville Terminals Purchase	3,932	61,718	15,152	65,671

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$25,328	$23,371	$47,404	$47,349
Interest expense, net	11,216	10,029	22,129	19,614
Amortization of loan fees and debt premium	446	396	895	759
Accretion on discounted liabilities	773	—	1,533	—
Depreciation and amortization	8,854	7,091	17,575	13,734
EBITDA	46,617	40,887	89,536	81,456
Less: Predecessor EBITDA	—	(912)	—	(2,043)
Less: Noncontrolling interest EBITDA	4,083	5,729	10,180	11,112
EBITDA attributable to PBFX	42,534	36,070	79,356	72,387
Non-cash unit-based compensation expense	3,387	2,663	4,351	3,497
Cash interest	(11,290)	(10,049)	(22,426)	(19,629)
Maintenance capital expenditures attributable to PBFX	(508)	(584)	(1,745)	(1,909)
Distributable cash flow	$34,123	$28,100	$59,536	$54,346

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net cash provided by operating activities	$17,677	$22,402	$55,886	$65,327
Change in operating assets and liabilities	21,111	11,119	15,872	12
Interest expense, net	11,216	10,029	22,129	19,614
Non-cash unit-based compensation expense	(3,387)	(2,663)	(4,351)	(3,497)
EBITDA	46,617	40,887	89,536	81,456
Less: Predecessor EBITDA	—	(912)	—	(2,043)
Less: Noncontrolling interest EBITDA	4,083	5,729	10,180	11,112
EBITDA attributable to PBFX	42,534	36,070	79,356	72,387
Non-cash unit-based compensation expense	3,387	2,663	4,351	3,497
Cash interest	(11,290)	(10,049)	(22,426)	(19,629)
Maintenance capital expenditures attributable to PBFX	(508)	(584)	(1,745)	(1,909)
Distributable cash flow	$34,123	$28,100	$59,536	$54,346

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$25,328	$23,371	$47,404	$47,349
Interest expense, net	11,216	10,029	22,129	19,614
Amortization of loan fees and debt premium	446	396	895	759
Accretion on discounted liabilities	773	—	1,533	—
Depreciation and amortization	8,854	7,091	17,575	13,734
EBITDA	46,617	40,887	89,536	81,456
Less: Predecessor EBITDA	—	(912)	—	(2,043)
Less: Noncontrolling interest EBITDA	4,083	5,729	10,180	11,112
EBITDA attributable to PBFX	42,534	36,070	79,356	72,387
Acquisition and transaction costs	955	669	3,108	1,152
Non-cash unit-based compensation expense	3,387	2,663	4,351	3,497
East Coast Terminals environmental remediation costs	1,460	—	3,596	—
PNGPC tariff true-up adjustment	—	—	882	—
Adjusted EBITDA	$48,336	$39,402	$91,293	$77,036

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA, for informational purposes, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to noncontrolling interest	$3,162	$4,363	$7,881	$8,385
Depreciation and amortization related to noncontrolling interest*	921	1,366	2,299	2,727
Noncontrolling interest EBITDA	$4,083	$5,729	$10,180	$11,112
* Represents 50% of depreciation and amortization for TVPC for the two and five months ended May 31, 2019 and the three and six months ended June 30, 2018. Subsequent to the TVPC Acquisition, we own 100% of the equity interest in TVPC and no longer record noncontrolling interest.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Summary. Our net income for the three months ended June 30, 2019 increased by approximately $2.0 million to $25.3 million from $23.4 million for the three months ended June 30, 2018. The increase in net income was primarily due to the following:

•
an increase in total revenue of approximately $14.7 million, or 21.5%, primarily attributable to operations of recently acquired or constructed assets, inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”) and increased throughput at certain of our TVPC assets;

partially offset by the following:

•
an increase in operating and maintenance expenses of approximately $7.8 million, or 37.8%, as a result of expenses related to the operations of recently acquired assets, higher environmental clean-up costs, increased utility expenses coinciding with increased throughput at certain of our TVPC assets and increased maintenance activity within our Storage segment, partially offset by lower outside services expenses within our Transportation and Terminaling segment;

•	an increase in general and administrative expenses of approximately $1.1 million, or 16.8%, as a result of increased acquisition costs and higher unit-based compensation expense;

•	an increase in depreciation and amortization expenses of approximately $1.8 million, or 24.9%, related to the timing of acquisitions and new assets being placed in service;

•	an increase in interest expense, net of approximately $1.2 million, or 11.8%, attributable to higher borrowings under our Revolving Credit Facility; and

•
an increase in accretion of discounted liabilities of approximately $0.8 million attributable to the accretion of the discounted liabilities recorded in connection with our purchase of CPI Operations LLC on October 1, 2018 (the “East Coast Storage Assets Acquisition”).

EBITDA attributable to PBFX for the three months ended June 30, 2019 increased by approximately $6.5 million to $42.5 million from $36.1 million for the three months ended June 30, 2018 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, accretion on discounted liabilities and noncontrolling interest.

Adjusted EBITDA for the three months ended June 30, 2019 increased by approximately $8.9 million to $48.3 million from $39.4 million for the three months ended June 30, 2018 due to the factors noted above, excluding the impact of acquisition costs, unit-based compensation and certain environmental remediation costs.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Summary. Our net income for the six months ended June 30, 2019 increased by approximately $0.1 million to $47.4 million from $47.3 million for the six months ended June 30, 2018. The increase in net income was primarily due to the following:

•
an increase in total revenue of approximately $28.8 million, or 21.6%, primarily attributable to operations of recently acquired or constructed assets, the Inflation Rate Increase and increased throughput at certain of our TVPC assets, partially offset by a decrease in revenue at our 24” interstate natural gas pipeline servicing PBF Holding’s Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”) due to a reduction in its pipeline tariff based on the lower than budget Paulsboro Natural Gas Pipeline project costs, which were finalized during the first quarter of 2019 (the “PNGPC Rate Adjustment”);

partially offset by the following:

•
an increase in operating and maintenance expenses of approximately $17.9 million, or 44.0%, as a result of expenses related to the operations of recently acquired assets, higher environmental clean-up costs and increased utilities expenses coinciding with increased throughput at certain of our TVPC assets;

•
an increase in general and administrative expenses of approximately $2.8 million, or 26.1%, as a result of transaction costs related to the IDR Restructuring and higher unit-based compensation expense, partially offset by lower acquisition related costs;

•	an increase in depreciation and amortization expenses of approximately $3.8 million, or 28.0%, related to the timing of acquisitions and new assets being placed in service;

•	an increase in interest expense, net of approximately $2.5 million, or 12.8%, attributable to higher borrowings under our Revolving Credit Facility; and

•
an increase in accretion of discounted liabilities of approximately $1.5 million attributable to the accretion of the discounted liabilities recorded in connection with the East Coast Storage Assets Acquisition.

EBITDA attributable to PBFX for the six months ended June 30, 2019 increased by approximately $7.0 million to $79.4 million from $72.4 million for the six months ended June 30, 2018 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, accretion on discounted liabilities and noncontrolling interest.

Adjusted EBITDA for the six months ended June 30, 2019 increased by approximately $14.3 million to $91.3 million from $77.0 million for the six months ended June 30, 2018 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation, certain environmental remediation costs and the PNGPC tariff true-up adjustment.

Segment Information

Our operations are comprised of operating segments, which are strategic business units that offer different services in various geographical locations. We review operations in two reportable segments: (i) Transportation and Terminaling and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of our reportable segments based on the segment operating income. Segment operating income is defined as net revenue less operating expenses and depreciation and amortization. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is further discussed in Note 11 “Segment Information” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements.”

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$64,513	$56,819	$125,942	$110,614
Third-party	5,143	4,314	9,673	8,190
Total revenue	69,656	61,133	135,615	118,804

Costs and expenses:
Operating and maintenance expenses	22,248	18,733	44,755	36,460
Depreciation and amortization	6,879	6,166	13,780	11,884
Total costs and expenses	29,127	24,899	58,535	48,344
Transportation and Terminaling Segment Operating Income	$40,529	$36,234	$77,080	$70,460

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd) (1)	275,076	268,430	262,772	255,973
Lease tank capacity (average lease capacity barrels per month) (2)	2,185,882	1,589,784	2,300,813	1,869,693
Pipelines
Total throughput (bpd) (1)	161,809	166,900	154,520	159,868
Lease tank capacity (average lease capacity barrels per month) (2)	1,500,714	1,574,740	1,338,769	1,555,930
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(2) Lease capacity is based on tanks in service and average lease capacity available during the period.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenue. Revenue increased by approximately $8.5 million, or 13.9%, to $69.7 million for the three months ended June 30, 2019 compared to $61.1 million for the three months ended June 30, 2018. The increase in revenue was primarily attributable to operations of recently acquired or constructed assets, increased throughput at certain of our TVPC assets and the Inflation Rate Increase.

Operating and maintenance expenses. Operating and maintenance expenses increased by approximately $3.5 million, or 18.8%, to $22.2 million for the three months ended June 30, 2019 compared to $18.7 million for the three months ended June 30, 2018. The increase in operating and maintenance expenses was primarily attributable to higher environmental clean-up costs, expenses related to the operations of recently acquired assets and increased utility expenses coinciding with increased throughput at certain of our TVPC assets, partially offset by lower outside services expenses.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $0.7 million, or 11.6%, to $6.9 million for the three months ended June 30, 2019 compared to $6.2 million for the three months ended June 30, 2018. The increase in depreciation and amortization expense was primarily attributable to the timing of new assets being placed in service.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenue. Revenue increased by approximately $16.8 million, or 14.2%, to $135.6 million for the six months ended June 30, 2019 compared to $118.8 million for the six months ended June 30, 2018. The increase in revenue was primarily attributable to operations of recently acquired or constructed assets, increased throughput at certain of our TVPC assets and the Inflation Rate Increase, partially offset by a $0.9 million decrease in revenue at the Paulsboro Natural Gas Pipeline due to the PNGPC Rate Adjustment.

Operating and maintenance expenses. Operating and maintenance expenses increased by approximately $8.3 million, or 22.8%, to $44.8 million for the six months ended June 30, 2019 compared to $36.5 million for the six months ended June 30, 2018. The increase in operating and maintenance expenses was primarily attributable to higher environmental clean-up costs, expenses related to the operations of recently acquired assets and increased utility expenses coinciding with increased throughput at certain of our TVPC assets.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.9 million, or 16.0%, to $13.8 million for the six months ended June 30, 2019 compared to $11.9 million for the six months ended June 30, 2018. The increase in depreciation and amortization expense was primarily attributable to the timing of our purchase of two refined product terminals located in Knoxville, Tennessee on April 16, 2018 (the “Knoxville Terminals Purchase”) and new assets being placed in service.

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands, except for storage capacity reserved)
Revenue:
Affiliate	$10,143	$6,966	$20,046	$14,035
Third-party	2,951	—	5,934	—
Total revenue	13,094	6,966	25,980	14,035

Costs and expenses:
Operating and maintenance expenses	6,305	1,991	13,714	4,144
Depreciation and amortization	1,975	925	3,795	1,850
Total costs and expenses	8,280	2,916	17,509	5,994
Storage Segment Operating Income	$4,814	$4,050	$8,471	$8,041

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month) (1)	8,053,983	4,412,673	7,993,338	4,445,714
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenue. Revenue increased by approximately $6.1 million, or 88.0%, to $13.1 million for the three months ended June 30, 2019 compared to $7.0 million for the three months ended June 30, 2018. The increase in revenue was primarily attributable to the operations of the assets acquired in connection with the East Coast Storage Assets Acquisition (the “East Coast Storage Assets”) and the Inflation Rate Increase.

Operating and maintenance expenses. Operating and maintenance expenses increased by approximately $4.3 million, or 216.7%, to $6.3 million for the three months ended June 30, 2019 compared to $2.0 million for the three months ended June 30, 2018. The increase in operating and maintenance expenses was primarily attributable to expenses associated with the East Coast Storage Assets, as well as increased maintenance activity.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.1 million, or 113.5%, to $2.0 million for the three months ended June 30, 2019 compared to $0.9 million for the three months ended June 30, 2018. The increase in depreciation and amortization expense was primarily attributable to the timing of the East Coast Storage Assets Acquisition.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenue. Revenue increased by approximately $11.9 million, or 85.1%, to $26.0 million for the six months ended June 30, 2019 compared to $14.0 million for the six months ended June 30, 2018. The increase in revenue was primarily attributable to the East Coast Storage Assets operations and the Inflation Rate Increase.

Operating and maintenance expenses. Operating and maintenance expenses increased by approximately $9.6 million, or 230.9%, to $13.7 million for the six months ended June 30, 2019 compared to $4.1 million for the six months ended June 30, 2018. The increase in operating and maintenance expenses was primarily attributable to expenses associated with the East Coast Storage Assets, as well as increased maintenance activity.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.9 million, or 105.1%, to $3.8 million for the six months ended June 30, 2019 compared to $1.9 million for the six months ended June 30, 2018. The increase in depreciation and amortization expense was primarily attributable to the timing of the East Coast Storage Assets Acquisition.

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

We have paid, and intend to continue to pay, at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $18.9 million per quarter and approximately $75.6 million on an annualized basis based on the number of common units outstanding as of June 30, 2019.

During the six months ended June 30, 2019, we made cash distribution payments as follows (in thousands except per unit data):

Related Earnings Period:	Q4 2018	Q1 2019
Distribution date	March 14, 2019	May 30, 2019
Record date	March 1, 2019	May 15, 2019
Per unit	$0.5050	$0.5100
To public common unitholders	$12,825	$16,398
To PBF LLC	15,126	15,276
Total distribution	$27,951	$31,674

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and secured by a first priority lien on our assets and those of our restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. We are in compliance with our covenants under the Revolving Credit Facility as of June 30, 2019.

During the six months ended June 30, 2019, we made repayments of $101.0 million and borrowed $196.0 million under the Revolving Credit Facility to fund the TVPC Acquisition and other capital expenditures and working capital requirements.

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

These covenants are subject to a number of important limitations and exceptions. As of June 30, 2019, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$55,886	$65,327
Net cash used in investing activities	(15,152)	(65,671)
Net cash (used in) provided by financing activities	(40,642)	361
Net change in cash and cash equivalents	$92	$17

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by approximately $9.4 million to $55.9 million for the six months ended June 30, 2019 compared to $65.3 million for the six months ended June 30, 2018. The decrease in net cash provided by operating activities was primarily the result of a decrease in the net changes in operating assets and liabilities of approximately $15.9 million primarily driven by the timing of collection of accounts receivables and liability payments, partially offset by a net increase in non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium, accretion on discounted liabilities and unit-based compensation of approximately $6.4 million and an increase in net income of approximately $0.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by approximately $50.5 million to $15.2 million for the six months ended June 30, 2019 compared to $65.7 million for the six months ended June 30, 2018. The decrease in net cash used in investing activities was primarily due to the Knoxville Terminals Purchase of $58.0 million in April 2018, partially offset by an increase in capital expenditures of approximately $7.5 million primarily related to projects associated with recent acquisitions.

Cash Flows from Financing Activities

Net cash used in financing activities changed by approximately $41.0 million to $40.6 million for the six months ended June 30, 2019 compared to net cash provided by financing activities of $0.4 million for the six months ended June 30, 2018. The cash outflows for the six months ended June 30, 2019 were primarily driven by the acquisition of the TVPC noncontrolling interest for $200.0 million, distributions to unitholders of $59.6 million and distributions to TVPC members of $8.5 million, partially offset by proceeds from issuance of common units of $132.5 million and net borrowings from our Revolving Credit Facility of $95.0 million. Net cash provided by financing activities for the six months ended June 30, 2018 consisted of net borrowings under our Revolving Credit Facility of $54.3 million and a contribution from PBF LLC of $4.2 million related to the pre-acquisition activities of the Acquisitions from PBF in 2018, partially offset by distributions to unitholders of $46.6 million, distributions to TVPC members of $11.3 million and deferred financing costs of $0.3 million.

Capital Expenditures

Our capital requirements have consisted of, and are expected to continue to consist of, expansion , maintenance and regulatory capital expenditures. Expansion capital expenditures are expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term. Examples of expansion capital expenditures include the acquisition of equipment and the construction, development or acquisition of unloading equipment or other equipment at our facilities or additional throughput or storage capacity to the extent such capital expenditures are expected to expand our operating capacity or increase our operating income. Maintenance capital expenditures are expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the refurbishment and replacement of terminals and to maintain equipment reliability, integrity and safety. Regulatory capital expenditures are expenditures made to attain or maintain compliance with regulatory standards. Examples of regulatory capital expenditures are expenditures incurred to address environmental laws or regulations.

Capital expenditures for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Expansion*	$12,710	$63,582
Maintenance	2,124	2,060
Regulatory	318	29
Total capital expenditures	$15,152	$65,671
* Expansion capital expenditures include our acquisitions for the periods presented.

We currently expect to spend an additional aggregate of between approximately $15.0 million and $20.0 million for the remainder of 2019 for capital expenditures. Of the total expected capital expenditures, between approximately $11.0 million and $14.0 million relate to maintenance or regulatory capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the remainder of 2019. We may rely on external sources including other borrowings under the Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion.

On April 24, 2019, we entered into the TVPC Contribution Agreement, pursuant to which PBF LLC contributed to us all of the issued and outstanding limited liability company interests of TVP Holding for total consideration of $200.0 million. We financed the TVPC Acquisition with $135.0 million of gross proceeds from the April Registered Direct Offering and $65.0 million of borrowings under the Revolving Credit Facility.

Under the Omnibus Agreement, PBF Energy has agreed to reimburse us for any costs up to $20.0 million per event (net of any insurance recoveries) that we incur for repairs required due to the failure of any Contributed Asset to operate in substantially the same manner and condition as such asset was operating prior to the closing of the IPO and each of the Acquisitions from PBF during the first five years after the closings of the IPO and each of the Acquisitions from PBF, and any matters related thereto.

Contractual Obligations

With the exception of activity under the Revolving Credit Facility, including borrowings to fund capital expenditures and working capital requirements, there have been no significant changes in our contractual obligations since those reported in our 2018 Form 10-K. Refer to Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our debt obligations.

In connection with the East Coast Storage Assets Acquisition, our $32.0 million payable to Crown Point International LLC is due on October 1, 2019.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities, other than outstanding letters of credit in the amount of $4.1 million.

Environmental and Other Matters

Environmental Regulation

Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance and regulatory capital expenditures and net income, we believe they do not necessarily affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations, as well as the interpretation of such laws and regulations, are subject to changes by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the development of additional facilities or equipment. Furthermore, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.

Environmental Liabilities

Contaminations resulting from spills of crude oil or petroleum products are not unusual within the petroleum terminaling or transportation industries. Historic spills at truck and rail racks and terminals, as a result of past operations, have resulted in contamination of the environment, including soils and groundwater.

Pursuant to the contribution agreements entered into in connection with the IPO and the Acquisitions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor’s properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of the IPO and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for (i) certain events and conditions associated with the ownership or operation of our assets that occur, as applicable, after the closing of each Acquisition from PBF (including the IPO) and (ii) environmental liabilities related to our assets if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of us or our employees, including those seconded to us. As a result, we may incur environmental expenses in the future, which may be substantial.

As of June 30, 2019, we have recorded a total liability related to environmental remediation costs of approximately $2.5 million related to existing environmental liabilities. Refer to Note 9 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, within our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three and six months ended June 30, 2019, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances or settle through cash payments.

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At June 30, 2019, we had $251.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $4.2 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Although, from time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows. We are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us, except as follows:

On December 28, 2016, the Delaware Department of Natural Resources and Environmental Control issued a Coastal Zone Act permit (the “Ethanol Permit”) to the Delaware City Refinery allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing, ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action have filed a joint motion with the Coastal Zone Board, requesting that the Coastal Zone Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board.

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2018 Form 10-K, except as follows:

The commencement of the operations of our processing units at our East Coast Storage Assets represents a new operational activity, which is subject to different risks and operational hazards than our existing operations.

We anticipate commencing operation of our processing units at our East Coast Storage Assets in the fourth quarter of 2019.  These operations are subject to all of the risks and operational hazards inherent in processing petroleum, including:

•	damages to our facilities, related equipment and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	interruption of service or processing capability due to a major accident, power outage, act of terrorism or other unforeseen events;

•	failure to restart timely processing operations following a suspension or shutdown;

•	mechanical or structural failures at our facility;

•	curtailments of operations relative to severe seasonal weather;

•	inadvertent damage to our facilities from construction, farm and utility equipment; and

•	other hazards.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdown of our facility. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. A significant accident at our facility could result in serious injury or death to our employees or contractors, could expose us to significant liability for personal injury claims and reputational risk.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-Q, and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Contribution Agreement dated as of April 24, 2019 by and between PBF Logistics LP and PBF Energy Company LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on April 26, 2019).

10.1	First Amendment to PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on April 24, 2019).
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
* Filed herewith.
** This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	August 1, 2019		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)