Form 10-Q
period 2019-09-30
PBF Logistics LP
filed 2019-10-31
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019

or

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

As of October 28, 2019, there were 62,110,832 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of September 30, 2019, owned 99.0% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate 48.2% limited partner interest in PBFX, with the remaining 51.8% limited partner interest owned by public unitholders as of September 30, 2019.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling and storage assets, previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries. As of September 30, 2019, PBF Holding, together with its subsidiaries, owns and operates five oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

References in this Form 10-Q to “PBF Logistics LP,” “PBFX,” the “Partnership” and “we,” “our,” or “us,” or like terms used in the context of periods on or after the completion of certain acquisitions from PBF LLC, refer to PBF Logistics LP and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q (including information incorporated by reference) contains certain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time, make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time; therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$52,578	$19,908
Accounts receivable - affiliates	66,403	37,052
Accounts receivable	5,142	7,511
Prepaids and other current assets	4,842	4,598
Total current assets	128,965	69,069
Property, plant and equipment, net	856,203	862,117
Goodwill	6,332	6,332
Other non-current assets	18,828	18,835
Total assets	$1,010,328	$956,353

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$8,236	$12,047
Accounts payable	6,554	4,660
Accrued liabilities	57,775	46,312
Deferred revenue	3,041	2,960
Total current liabilities	75,606	65,979
Long-term debt	801,663	673,324
Other long-term liabilities	25,924	23,860
Total liabilities	903,193	763,163

Commitments and contingencies (Note 9)

Equity:
Common unitholders (62,110,832 and 45,348,663 units issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively)	107,135	23,718
Total PBF Logistics LP equity	107,135	23,718
Noncontrolling interest	—	169,472
Total equity	107,135	193,190
Total liabilities and equity	$1,010,328	$956,353

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Affiliate	$78,026	$66,140	$224,014	$190,789
Third-party	8,351	4,416	23,958	12,606
Total revenue	86,377	70,556	247,972	203,395

Costs and expenses:
Operating and maintenance expenses	28,356	20,803	86,825	61,407
General and administrative expenses	4,552	4,725	18,142	15,504
Depreciation and amortization	9,079	7,451	26,654	21,185
Total costs and expenses	41,987	32,979	131,621	98,096

Income from operations	44,390	37,577	116,351	105,299

Other expense:
Interest expense, net	(12,230)	(10,070)	(34,359)	(29,684)
Amortization of loan fees and debt premium	(444)	(497)	(1,339)	(1,256)
Accretion on discounted liabilities	(722)	—	(2,255)	—
Net income	30,994	27,010	78,398	74,359
Less: Net loss attributable to Predecessor	—	(80)	—	(2,443)
Less: Net income attributable to noncontrolling interest	—	4,725	7,881	13,110
Net income attributable to the partners	30,994	22,365	70,517	63,692
Less: Net income attributable to the IDR holder	—	3,641	—	10,011
Net income attributable to PBF Logistics LP unitholders	$30,994	$18,724	$70,517	$53,681

Net income per limited partner unit:
Common units - basic	$0.50	$0.42	$1.23	$1.25
Common units - diluted	0.50	0.42	1.23	1.25

Weighted-average limited partner units outstanding:
Common units - basic	62,361,974	44,518,365	57,314,382	42,965,502
Common units - diluted	62,460,669	44,612,522	57,385,166	43,015,817

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$78,398	$74,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,654	21,185
Amortization of loan fees and debt premium	1,339	1,256
Accretion on discounted liabilities	2,255	—
Unit-based compensation expense	5,622	4,549
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(29,351)	7,363
Accounts receivable	2,369	(1,587)
Prepaids and other current assets	(1,486)	(1,703)
Accounts payable - affiliates	137	9,307
Accounts payable	1,894	(3,887)
Accrued liabilities	9,672	8,511
Deferred revenue	81	(255)
Other assets and liabilities	(1,941)	(1,516)
Net cash provided by operating activities	95,643	117,582

Cash flows from investing activities:
Knoxville Terminals Purchase	—	(58,000)
Expenditures for property, plant and equipment	(23,180)	(28,627)
Net cash used in investing activities	$(23,180)	$(86,627)

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of common units	$132,483	$34,820
Acquisition of TVPC noncontrolling interest	(200,000)	—
Distributions to unitholders	(91,611)	(72,471)
Distributions to TVPC members	(8,500)	(16,250)
Contribution from parent	—	4,201
Proceeds from revolving credit facility	228,000	64,000
Repayment of revolving credit facility	(101,000)	(43,700)
Deferred financing costs and other	835	(3,197)
Net cash used in financing activities	(39,793)	(32,597)

Net change in cash and cash equivalents	32,670	(1,642)
Cash and cash equivalents at beginning of year	19,908	19,664
Cash and cash equivalents at end of period	$52,578	$18,022

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$338	$85
Contribution of net assets from PBF LLC	242	—
Units issued in connection with the IDR Restructuring	215,300	—
Units issued as consideration for acquisitions	—	31,586
Assets acquired under operating leases	482	—

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of September 30, 2019, owned 99.0% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate 48.2% limited partner interest in PBFX, with the remaining 51.8% limited partner interest owned by public unitholders as of September 30, 2019.

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

On February 28, 2019, the Partnership closed on an Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (“IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Transaction costs related to the IDR Restructuring were $2,104 for the nine months ended September 30, 2019 and are included in “General and administrative expenses” within the Partnership’s condensed consolidated statements of operations. Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs, and the newly issued PBFX common units are entitled to normal distributions.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows of PBFX for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year.

The Predecessor generally did not operate its respective assets for the purpose of generating revenue independent of other PBF Energy businesses prior to the IPO or the effective dates of the Acquisitions from PBF, with the exception of the Paulsboro Lube Oil Terminal (as defined in Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements). All intercompany accounts and transactions have been eliminated.

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

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASC 842”) to increase the transparency and comparability of leases among entities. ASC 842 supersedes the lease accounting guidance in ASC 840 “Leases,” and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Partnership adopted ASC 842 effective January 1, 2019, using a modified retrospective approach. The adoption of ASC 842 resulted in the inclusion of less than $1,000 of operating leases recorded on the Partnership’s balance sheets, with operating lease right of use assets recorded in “Other non-current assets” and operating lease liabilities recorded in “Accrued liabilities” or “Other long-term liabilities” based on the future timing of lease payments. The adoption of ASC 842 did not materially impact the Partnership’s statements of operations or statements of cash flows. The Partnership’s condensed consolidated financial statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Partnership’s historical accounting policy. See Note 2 “Revenue” of the Notes to Condensed Consolidated Financial Statements for additional information about the impact of ASC 842 to the Partnership as a lessor.

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

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Transportation and Terminaling Segment
Terminaling	$39,399	$31,387	$105,904	$87,848
Pipeline	21,089	19,886	60,042	57,592
Other	12,781	12,738	42,938	37,375
Total	73,269	64,011	208,884	182,815
Storage Segment
Storage	13,108	6,545	39,088	20,580
Total	13,108	6,545	39,088	20,580
Total Revenue	$86,377	$70,556	$247,972	$203,395

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

Storage Segment

The Partnership earns storage revenue under crude oil and refined products storage contracts through capacity reservation agreements, under which the Partnership collects a fee for reserving storage capacity for customers in its facilities. Customers generally pay reservation fees based on the level of storage capacity reserved rather than the actual volumes stored.

MVC Payments to be Received

As of September 30, 2019, MVC payments to be received related to noncancelable commercial terminaling, pipeline and storage agreements were as follows:

Remainder of 2019	$29,611
2020	114,252
2021	113,355
2022	91,476
2023	87,199
Thereafter	170,794
Total MVC payments to be received (1)(2)	$606,687
(1) All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated as it reflects our efforts to perform is excluded.
(2) Arrangements deemed leases are excluded from this table.

Leases

Lessor Disclosure Following the Adoption of ASC 842

The Partnership has leased certain of its assets under lease agreements with varying terms up to fifteen years, including leases of storage, terminaling and pipeline assets. Certain of these leases include options to extend or renew the lease for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Partnership’s agreements generally do not provide an option for the lessee to purchase the leased equipment at the end of the lease term. However, in connection with the affiliate lease agreement for the interstate natural gas pipeline at PBF Holding’s Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”), the Partnership granted a right of first refusal in favor of PBF LLC such that the Partnership would be required to give PBF Holding the first opportunity to purchase the Paulsboro Natural Gas Pipeline at market value prior to selling to an unrelated third party.

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of September 30, 2019, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

(e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component for every asset class.

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

In the normal course of business, the Partnership enters into contracts with PBF Holding and its refineries whereby PBF Holding and its refineries lease certain of the Partnership’s storage, terminaling and pipeline assets. The Partnership believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases range from one to fifteen years. Leases with affiliates represent approximately 87% of the undiscounted contractual future rental income from the Partnership’s leased assets.

The table below quantifies lease revenue for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Affiliate	$39,615	$30,088	$114,395	$86,915
Third-party	4,764	1,426	13,466	4,524
Total lease revenue	$44,379	$31,514	$127,861	$91,439

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the periods presented for the Partnership’s operating leases with customers as of September 30, 2019:

Remainder of 2019	$40,773
2020	179,016
2021	177,715
2022	162,708
2023	137,406
Thereafter	371,578
Total undiscounted future cash to be received	$1,069,196

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Assets Under Lease

The Partnership’s assets that are subject to lease are included in “Property, plant and equipment, net” within the Partnership’s condensed consolidated balance sheets. The table below quantifies by property, plant and equipment category the assets that are subject to lease as of September 30, 2019:

September 30, 2019
Land	$98,337
Pipelines	315,249
Terminals and equipment	50,828
Storage facilities	200,144
664,558
Accumulated depreciation	(69,035)
Net assets subject to lease	$595,523

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $3,041 and $2,960 as of September 30, 2019 and December 31, 2018, respectively. The increase in the deferred revenue balance as of September 30, 2019 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price	$58,000
Working capital adjustments	356
Total consideration	$58,356

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Prepaids and other current assets	$356
Property, plant and equipment	45,768
Intangibles*	5,900
Goodwill	6,332
Fair value of net assets acquired	$58,356
* Intangibles are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

The Partnership’s condensed consolidated financial statements for the nine months ended September 30, 2019 include the results of operations of the Knoxville Terminals subsequent to the Knoxville Terminals Purchase whereas the same period in 2018 does not include the results of operations of such assets prior to April 16, 2018. On an unaudited pro forma basis, the revenue and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the periods indicated, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the Knoxville Terminals Purchase occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Knoxville Terminals Purchase financing.

Nine Months Ended September 30, 2018
(Unaudited)
Pro forma revenue	$206,925
Pro forma net income attributable to PBF Logistics LP unitholders	54,093

East Coast Storage Assets Acquisition

On October 1, 2018, the Partnership closed the acquisition of CPI Operations LLC (“CPI”), whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets (collectively, the “East Coast Storage Assets”) located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets Acquisition”), which had been contemplated by a purchase and sale agreement dated as of July 16, 2018 between the Partnership and Crown Point International LLC (“Crown Point”). Additionally, the East Coast Storage Assets Acquisition includes an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain of the acquired idled assets (the “Contingent Consideration”), which recommenced operations on October 25, 2019.

The aggregate purchase price for the East Coast Storage Assets Acquisition was $126,989, including working capital and the Contingent Consideration, which was comprised of an initial payment at closing of $75,000 with a remaining balance of $32,000 that was paid one year after closing on October 1, 2019. The residual purchase consideration consists of the Contingent Consideration. The consideration was financed through a combination of cash on hand and borrowings under the Partnership’s Revolving Credit Facility (as defined in Note 6 “Debt” of

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

the Notes to Condensed Consolidated Financial Statements). The final purchase price and fair value allocation were completed as of September 30, 2019.

PBFX accounted for the East Coast Storage Assets Acquisition as a business combination in accordance with GAAP whereby the Partnership recognizes assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition.

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price*	$105,900
Working capital adjustments	(11)
Contingent Consideration**	21,100
Total consideration	$126,989
* Includes $30,900 net present value payable of $32,000 due to Crown Point one year after closing, which is included in “Accrued liabilities” within the Partnership’s condensed consolidated balance sheets. The remaining $32,000 payment was paid in full on October 1, 2019.
** The Contingent Consideration is included in “Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets.

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Accounts receivable	$436
Prepaids and other current assets	555
Property, plant and equipment	115,621
Intangibles*	13,300
Accounts payable	(902)
Accrued liabilities	(1,271)
Other long-term liabilities	(750)
Fair value of net assets acquired	$126,989
* Intangibles are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

The East Coast Storage Assets Acquisition includes consideration in the form of the Contingent Consideration. Pursuant to the purchase and sale agreement, the Partnership and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Partnership recorded the Contingent Consideration based on its estimated fair value of $21,100 at the acquisition date, which was recorded in “Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets.

The Partnership’s condensed consolidated financial statements for the nine months ended September 30, 2019 include the results of operations of the East Coast Storage Assets subsequent to the East Coast Storage Assets Acquisition. The same period in 2018 does not include the results of operations of such assets. On an unaudited pro forma basis, the revenue and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the periods indicated, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the East Coast Storage Assets Acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the East Coast Storage Assets Acquisition financing.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Nine Months Ended September 30, 2018
(Unaudited)
Pro forma revenue	$220,818
Pro forma net income attributable to PBF Logistics LP unitholders	46,078

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

TVPC Acquisition

On April 24, 2019, the Partnership entered into the TVPC Contribution Agreement, pursuant to which the Partnership acquired from PBF LLC all of the issued and outstanding limited liability company interests of TVP Holding, which held the remaining 50% equity interest in TVPC. The TVPC Acquisition closed on May 31, 2019 for total consideration of $200,000 in cash, which was financed through proceeds from the April Registered Direct Offering (as defined in Note 7 “Equity” of the Notes to Condensed Consolidated Financial Statements) and borrowings under the Partnership’s Revolving Credit Facility (as defined in Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements). As a result of the TVPC Acquisition, the Partnership owns 100% of the equity interest in TVPC.

Acquisition Expenses

PBFX incurred acquisition related costs of $234 and $1,285 for the three and nine months ended September 30, 2019, respectively, primarily consisting of consulting and legal expenses related to the TVPC Acquisition and other pending and non-consummated acquisitions. PBFX incurred acquisition related costs of $832 and $1,984 for the three and nine months ended September 30, 2018, respectively, primarily consisting of consulting and legal expenses related to the Knoxville Terminals Purchase, the Development Assets Acquisition, the East Coast Storage Assets Acquisition and other pending and non-consummated acquisitions. These costs are included in “General and administrative expenses” within the Partnership’s condensed consolidated statements of operations.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018
Land	$115,957	$115,957
Pipelines	339,323	337,474
Terminals and equipment	282,658	259,441
Storage facilities	217,989	213,937
Construction in progress	11,397	20,439
	967,324	947,248
Accumulated depreciation	(111,121)	(85,131)
Property, plant and equipment, net	$856,203	$862,117

Depreciation expense was $26,278 and $20,915 for the nine months ended September 30, 2019 and 2018, respectively.

5. GOODWILL AND INTANGIBLES

Goodwill

As of September 30, 2019, the carrying amount of goodwill was $6,332, all of which was recorded within the Transportation and Terminaling segment. The Partnership performed its annual goodwill impairment assessment as of July 1, 2019 and determined that the carrying value of goodwill was not impaired.

Intangibles

The Partnership’s net intangibles balance consisted of the following:

	September 30, 2019	December 31, 2018
Customer contracts	$13,300	$13,300
Customer relationships	5,900	5,900
	19,200	19,200
Accumulated amortization	(771)	(395)
Total intangibles, net*	$18,429	$18,805
* Intangibles, net are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

Amortization expense was $376 and $270 for the nine months ended September 30, 2019 and 2018, respectively.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

6. DEBT

Total debt was comprised of the following:

	September 30, 2019	December 31, 2018
2023 Notes	$525,000	$525,000
Revolving credit facility (a)(b)	283,000	156,000
Total debt outstanding	808,000	681,000
Unamortized debt issuance costs	(8,717)	(10,496)
Unamortized 2023 Notes premium	2,380	2,820
Net carrying value of debt	$801,663	$673,324
___________________

(a)
PBFX had $4,768 outstanding letters of credit and $212,232 available under its $500,000 amended and restated revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (as amended, the “Revolving Credit Facility”) as of September 30, 2019.

(b)
During the nine months ended September 30, 2019, PBFX incurred net borrowings of $127,000 under the Revolving Credit Facility to fund the TVPC Acquisition, the remaining East Coast Storage Assets Acquisition payment, other capital expenditures and working capital requirements.

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

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based on short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $543,136 and $515,336 at September 30, 2019 and December 31, 2018, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was $808,000 and $826,136 as of September 30, 2019, respectively, and $681,000 and $671,336 as of December 31, 2018, respectively.

7. EQUITY

PBFX had 32,157,201 common units held by the public outstanding as of September 30, 2019. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 48.2% of PBFX’s limited partner interest as of September 30, 2019.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The following table presents changes in PBFX common units outstanding:

	Three Months Ended September 30,
	2019	2018
Balance at beginning of period	62,107,210	42,073,062
Vesting of phantom units, net of forfeitures	3,622	4,250
New units issued	—	3,269,884
Balance at end of period	62,110,832	45,347,196

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	45,348,663	41,900,708
Vesting of phantom units, net of forfeitures	176,669	176,604
New units issued	16,585,500	3,269,884
Balance at end of period	62,110,832	45,347,196

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

Additionally, 233,993 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan vested and were converted into common units held by certain directors, officers and current and former employees of our general partner or its affiliates during the year ended December 31, 2018.

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash.

Noncontrolling Interest

Prior to the TVPC Acquisition, PBFX’s wholly-owned subsidiary, PBFX Operating Company LP (“PBF Op Co”), held a 50% controlling equity interest in TVPC, with the other 50% equity interest in TVPC held by TVP Holding, a subsidiary of PBF Holding. PBFX Op Co was the sole managing member of TVPC. PBFX, through its ownership of PBFX Op Co, consolidated the financial results of TVPC and recorded a noncontrolling interest for the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated statements of operations included the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated balance sheets included the portion of net assets of TVPC attributable to TVP Holding.

Subsequent to the TVPC Acquisition, PBFX owns 100% of the equity interest in TVPC and no longer records a noncontrolling interest related to TVPC.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the nine months ended September 30, 2019 and 2018:

	Common Units	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$23,718	$169,472	$193,190
Quarterly distributions to unitholders ($0.5050 per unit)	(28,313)	—	(28,313)
Distributions to TVPC members	—	(6,500)	(6,500)
Net income attributable to the partners	17,357	4,719	22,076
Unit-based compensation expense	964	—	964
Other	259	—	259
Balance at March 31, 2019	$13,985	$167,691	$181,676
Quarterly distributions to unitholders ($0.5100 per unit)	(32,079)	—	(32,079)
Distributions to TVPC members	—	(2,000)	(2,000)
Net income attributable to the partners	22,166	3,162	25,328
Acquisition of TVPC noncontrolling interest	(31,147)	(168,853)	(200,000)
Unit-based compensation expense	3,387	—	3,387
Issuance of common units, net of expenses	132,483	—	132,483
Other	(1,801)	—	(1,801)
Balance at June 30, 2019	$106,994	$—	$106,994
Quarterly distributions to unitholders ($0.5150 per unit)	(32,384)	—	(32,384)
Net income attributable to the partners	30,994	—	30,994
Unit-based compensation expense	1,271	—	1,271
Other	260	—	260
Balance at September 30, 2019	$107,135	$—	$107,135

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Net Investment	Common Units	IDR Holder	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$10,665	$(17,544)	$2,736	$171,903	$167,760
Net loss attributable to the Development Assets	(1,279)	—	—	—	(1,279)
Contributions to the Development Assets	1,131	—	—	—	1,131
Quarterly distributions to unitholders (including IDRs) ($0.4850 per unit)	—	(20,618)	(2,736)	—	(23,354)
Distributions to TVPC members	—	—	—	(5,000)	(5,000)
Net income attributable to the partners	—	18,276	2,959	4,022	25,257
Unit-based compensation expense	—	834	—	—	834
Other	—	(11)	—	—	(11)
Balance at March 31, 2018	$10,517	$(19,063)	$2,959	$170,925	$165,338
Net loss attributable to the Development Assets	(1,084)	—	—	—	(1,084)
Contributions to the Development Assets	3,062	—	—	—	3,062
Quarterly distributions to unitholders (including IDRs) ($0.4900 per unit)	—	(20,942)	(2,955)	—	(23,897)
Distributions to TVPC members	—	—	—	(6,250)	(6,250)
Net income attributable to the partners	—	16,681	3,411	4,363	24,455
Unit-based compensation expense	—	2,663	—	—	2,663
Other	—	(1,048)	—	—	(1,048)
Balance at June 30, 2018	$12,495	$(21,709)	$3,415	$169,038	$163,239
Net loss attributable to the Development Assets	(80)	—	—	—	(80)
Contributions to the Development Assets	262	—	—	—	262
Allocation of the Development Assets acquired to unitholders	(12,677)	12,677	—	—	—
Quarterly distributions to unitholders (including IDRs) ($0.4950 per unit)	—	(22,781)	(3,415)	—	(26,196)
Distributions to TVPC members	—	—	—	(5,000)	(5,000)
Net income attributable to the partners	—	18,724	3,641	4,725	27,090
Unit-based compensation expense	—	1,052	—	—	1,052
Issuance of common units, net of expenses	—	34,820	—	—	34,820
Other	—	1	—	—	1
Balance at September 30, 2018	$—	$22,784	$3,641	$168,763	$195,188

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Cash Distributions

PBFX’s partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the unitholders and general partner will receive.

During the nine months ended September 30, 2019, PBFX made distribution payments as follows:

Related Earnings Period:	Q4 2018	Q1 2019	Q2 2019
Distribution date	March 14, 2019	May 30, 2019	August 30, 2019
Record date	March 1, 2019	May 15, 2019	August 15, 2019
Per unit	$0.5050	$0.5100	$0.5150
To public common unitholders	$12,825	$16,398	$16,560
To PBF LLC	15,126	15,276	15,426
Total distribution	$27,951	$31,674	$31,986

The allocation of total quarterly distributions to general and limited partners for the three and nine months ended September 30, 2019 and 2018 is shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.5200 and $0.5000 per unit declared for the three months ended September 30, 2019 and 2018, respectively, $0.5150 and $0.4950 per unit declared for the three months ended June 30, 2019 and 2018, respectively, and $0.5100 and $0.4900 per unit declared for the three months ended March 31, 2019 and 2018, respectively); therefore, the table represents total estimated distributions applicable to the period in which the distributions are earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
IDR - PBF LLC (1)	$—	$3,641	$—	$10,011
Limited partners’ distributions:
Common	32,709	23,028	97,188	66,792
Total distributions	32,709	26,669	97,188	76,803
Total cash distributions (2)	$32,298	$26,315	$95,958	$75,728
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

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 625 and 13,063 anti-dilutive phantom units for the three and nine months ended September 30, 2019, respectively, compared to 8,750 and 145,500 anti-dilutive phantom units for the three and nine months ended September 30, 2018, respectively.

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

The following tables show the calculation of net income per limited partner unit:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net income attributable to the partners:
Distributions declared	$32,709	$97,188
Earnings less distributions	(1,715)	(26,671)
Net income attributable to the partners	$30,994	$70,517

Weighted-average units outstanding - basic	62,361,974	57,314,382
Weighted-average units outstanding - diluted	62,460,669	57,385,166

Net income per limited partner unit - basic	$0.50	$1.23
Net income per limited partner unit - diluted	0.50	1.23

	Three Months Ended September 30, 2018
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$23,028	$3,641	$26,669
Earnings less distributions	(4,304)	—	(4,304)
Net income attributable to the partners	$18,724	$3,641	$22,365

Weighted-average units outstanding - basic	44,518,365
Weighted-average units outstanding - diluted	44,612,552

Net income per limited partner unit - basic	$0.42
Net income per limited partner unit - diluted	0.42

	Nine Months Ended September 30, 2018
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$66,792	$10,011	$76,803
Earnings less distributions	(13,111)	—	(13,111)
Net income attributable to the partners	$53,681	$10,011	$63,692

Weighted-average units outstanding - basic	42,965,502
Weighted-average units outstanding - diluted	43,015,817

Net income per limited partner unit - basic	$1.25
Net income per limited partner unit - diluted	1.25

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

PBFX recorded a total liability related to environmental remediation costs at certain of its assets of $2,408 and $2,587 as of September 30, 2019 and December 31, 2018, respectively, related to existing environmental liabilities.

During the first quarter of 2019, the Partnership notified certain agencies of an oil sheen present in the Schuylkill River near one of its facilities. Clean-up, identification and mitigation of the source was immediately initiated. The Partnership is working on a remedial investigation and action plan with the state agency. Although response activities are nearly complete, remediation costs will not be finalized until the action plan is complete. Incremental costs are not expected to be material to the Partnership.

Contingent Consideration

In connection with the East Coast Storage Assets Acquisition, the purchase and sale agreement between the Partnership and Crown Point included a provision for the Contingent Consideration. Pursuant to the purchase and sale agreement, the Partnership and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration recorded was $23,832 as of September 30, 2019 ($21,100 as of December 31, 2018) representing the present value of expected future payments discounted at a blended rate of 8.79% and is included in “Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets. At September 30, 2019, the estimated undiscounted liability totaled $27,978, based on the Partnership’s anticipated total annual earn-out payments. Certain of the acquired idled assets recommenced operations on October 25, 2019.

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

(f)
Reflects the overall shell capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors. PBF Holding’s available shell capacity may be subject to change as agreed to by the Partnership and PBF Holding.

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

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$78,026	$66,140	$224,014	$190,789
Operating and maintenance expenses	2,171	1,979	6,447	5,327
General and administrative expenses	1,863	1,927	5,377	5,364

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

The Partnership’s operating segments are organized into two reportable segments: (i) Transportation and Terminaling and (ii) Storage. Operations that are not included in either the Transportation and Terminaling or the Storage segments are included in Corporate. The Partnership does not have any foreign operations.

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

Revenue is generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for the transportation, terminaling and storage of crude oil, refined products and natural gas. The commercial agreements with PBF Holding are discussed in Note 10 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific reporting segment. Identifiable assets are those used by the operating segments, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with operations specific to a reporting segment.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Three Months Ended September 30, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$73,269	$13,108	$—	$86,377
Depreciation and amortization	7,051	2,028	—	9,079
Income (loss) from operations	43,596	5,346	(4,552)	44,390
Interest expense, net, amortization of loan fees and debt premium and accretion on discounted liabilities	—	—	13,396	13,396
Capital expenditures	2,781	5,247	—	8,028

	Three Months Ended September 30, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$64,011	$6,545	$—	$70,556
Depreciation and amortization	6,524	927	—	7,451
Income (loss) from operations	38,599	3,703	(4,725)	37,577
Interest expense, net and amortization of loan fees and debt premium	—	—	10,567	10,567
Capital expenditures	20,199	757	—	20,956

	Nine Months Ended September 30, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$208,884	$39,088	$—	$247,972
Depreciation and amortization	20,831	5,823	—	26,654
Income (loss) from operations	120,676	13,817	(18,142)	116,351
Interest expense, net, amortization of loan fees and debt premium and accretion on discounted liabilities	—	—	37,953	37,953
Capital expenditures	15,014	8,166	—	23,180

	Nine Months Ended September 30, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$182,815	$20,580	$—	$203,395
Depreciation and amortization	18,408	2,777	—	21,185
Income (loss) from operations	109,059	11,744	(15,504)	105,299
Interest expense, net and amortization of loan fees and debt premium	—	—	30,940	30,940
Capital expenditures, including the Knoxville Terminals Purchase	85,782	845	—	86,627

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Balance at September 30, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$735,489	$225,921	$48,918	$1,010,328

	Balance at December 31, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$731,505	$219,326	$5,522	$956,353

12. SUBSEQUENT EVENTS

Cash Distribution

On October 31, 2019, PBF GP’s board of directors announced a cash distribution, based on the results of the third quarter of 2019, of $0.5200 per unit. The distribution is payable on November 26, 2019 to PBFX unitholders of record at the close of business on November 14, 2019.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS

Delaware City Logistics Company LLC, DPC, DCTC, Toledo Terminaling Company LLC, PLPT, PBFX Op Co, TVPC, Paulsboro Natural Gas Pipeline Company LLC, TRLC, CLC, PTC, DSLC and CPI serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The indenture dated May 12, 2015, as supplemented, among the Partnership, PBF Logistics Finance Corporation (“PBF Logistics Finance”), the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.” In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to the covenants of the indenture. Refer to PBF LLC’s condensed consolidated financial statements, which are included in its Quarterly Report on Form 10-Q for the period ended September 30, 2019.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$46,803	$5,775	$—	$—	$52,578
Accounts receivable - affiliates	194	66,209	—	—	66,403
Accounts receivable	365	4,777	—	—	5,142
Prepaids and other current assets	1,556	3,286	—	—	4,842
Due from related parties	190,789	712,286	—	(903,075)	—
Total current assets	239,707	792,333	—	(903,075)	128,965
Property, plant and equipment, net	—	856,203	—	—	856,203
Goodwill	—	6,332	—	—	6,332
Other non-current assets	—	18,828	—	—	18,828
Investment in subsidiaries	1,432,244	—	—	(1,432,244)	—
Total assets	$1,671,951	$1,673,696	$—	$(2,335,319)	$1,010,328

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$1,708	$6,528	$—	$—	$8,236
Accounts payable	116	6,438	—	—	6,554
Accrued liabilities	49,043	8,732	—	—	57,775
Deferred revenue	—	3,041	—	—	3,041
Due to related parties	712,286	190,789	—	(903,075)	—
Total current liabilities	763,153	215,528	—	(903,075)	75,606
Long-term debt	801,663	—	—	—	801,663
Other long-term liabilities	—	25,924	—	—	25,924
Total liabilities	1,564,816	241,452	—	(903,075)	903,193

Commitments and contingencies (Note 9)

Equity:
Net investment	—	1,432,244	—	(1,432,244)	—
Common unitholders	107,135	—	—	—	107,135
Total equity	107,135	1,432,244	—	(1,432,244)	107,135
Total liabilities and equity	$1,671,951	$1,673,696	$—	$(2,335,319)	$1,010,328

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$78,026	$—	$—	$78,026
Third-party	—	8,351	—	—	8,351
Total revenue	—	86,377	—	—	86,377

Costs and expenses:
Operating and maintenance expenses	—	28,356	—	—	28,356
General and administrative expenses	4,552	—	—	—	4,552
Depreciation and amortization	—	9,079	—	—	9,079
Total costs and expenses	4,552	37,435	—	—	41,987

Income (loss) from operations	(4,552)	48,942	—	—	44,390

Other income (expense):
Equity in earnings of subsidiaries	48,499	—	—	(48,499)	—
Interest expense, net	(12,230)	—	—	—	(12,230)
Amortization of loan fees and debt premium	(444)	—	—	—	(444)
Accretion on discounted liabilities	(279)	(443)	—	—	(722)
Net income	30,994	48,499	—	(48,499)	30,994
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to PBF Logistics LP unitholders	$30,994	$48,499	$—	$(48,499)	$30,994

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2018
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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$224,014	$—	$—	$224,014
Third-party	—	23,958	—	—	23,958
Total revenue	—	247,972	—	—	247,972

Costs and expenses:
Operating and maintenance expenses	—	86,825	—	—	86,825
General and administrative expenses	18,142	—	—	—	18,142
Depreciation and amortization	—	26,654	—	—	26,654
Total costs and expenses	18,142	113,479	—	—	131,621

Income (loss) from operations	(18,142)	134,493	—	—	116,351

Other income (expense):
Equity in earnings of subsidiaries	133,067	—	—	(133,067)	—
Interest expense, net	(34,359)	—	—	—	(34,359)
Amortization of loan fees and debt premium	(1,339)	—	—	—	(1,339)
Accretion on discounted liabilities	(829)	(1,426)	—	—	(2,255)
Net income	78,398	133,067	—	(133,067)	78,398
Less: Net income attributable to noncontrolling interest	—	7,881	—	—	7,881
Net income attributable to PBF Logistics LP unitholders	$78,398	$125,186	$—	$(133,067)	$70,517

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2018
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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$78,398	$133,067	$—	$(133,067)	$78,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	26,654	—	—	26,654
Amortization of loan fees and debt premium	1,339	—	—	—	1,339
Accretion on discounted liabilities	829	1,426	—	—	2,255
Unit-based compensation expense	5,622	—	—	—	5,622
Equity in earnings of subsidiaries	(133,067)	—	—	133,067	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(185)	(29,166)	—	—	(29,351)
Accounts receivable	—	2,369	—	—	2,369
Prepaids and other current assets	(419)	(1,067)	—	—	(1,486)
Accounts payable - affiliates	469	(332)	—	—	137
Accounts payable	(1,060)	2,954	—	—	1,894
Accrued liabilities	7,202	2,470	—	—	9,672
Amounts due to (from) related parties	121,505	(121,505)	—	—	—
Deferred revenue	—	81	—	—	81
Other assets and liabilities	(1,784)	(157)	—	—	(1,941)
Net cash provided by operating activities	78,849	16,794	—	—	95,643

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(23,180)	—	—	(23,180)
Investment in subsidiaries	(3,928)	—	—	3,928	—
Net cash used in investing activities	$(3,928)	$(23,180)	$—	$3,928	$(23,180)

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (continued)

	Nine Months Ended September 30, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Net proceeds from issuance of common units	$132,483	$—	$—	$—	$132,483
Acquisition of TVPC noncontrolling interest	(200,000)	—	—	—	(200,000)
Distributions to unitholders	(91,611)	—	—	—	(91,611)
Distributions to TVPC members	—	(8,500)	—	—	(8,500)
Contribution from parent	—	3,928	—	(3,928)	—
Proceeds from revolving credit facility	228,000	—	—	—	228,000
Repayment of revolving credit facility	(101,000)	—	—	—	(101,000)
Deferred financing costs and other	—	835	—	—	835
Net cash used in financing activities	(32,128)	(3,737)	—	(3,928)	(39,793)

Net change in cash and cash equivalents	42,793	(10,123)	—	—	32,670
Cash and cash equivalents at beginning of year	4,010	15,898	—	—	19,908
Cash and cash equivalents at end of period	$46,803	$5,775	$—	$—	$52,578

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$74,359	$120,803	$—	$(120,803)	$74,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	21,185	—	—	21,185
Amortization of loan fees and debt premium	1,256	—	—	—	1,256
Unit-based compensation expense	4,549	—	—	—	4,549
Equity in earnings of subsidiaries	(120,803)	—	—	120,803	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	—	7,363	—	—	7,363
Accounts receivable	—	(1,587)	—	—	(1,587)
Prepaids and other current assets	(1,528)	(175)	—	—	(1,703)
Accounts payable - affiliates	(1,268)	10,575	—	—	9,307
Accounts payable	(137)	(3,750)	—	—	(3,887)
Accrued liabilities	9,245	(734)	—	—	8,511
Amounts due to (from) related parties	54,391	(54,391)	—	—	—
Deferred revenue	—	(255)	—	—	(255)
Other assets and liabilities	(1,049)	(467)	—	—	(1,516)
Net cash provided by operating activities	19,015	98,567	—	—	117,582

Cash flows from investing activities:
Knoxville Terminals Purchase	—	(58,000)	—	—	(58,000)
Expenditures for property, plant and equipment	—	(28,627)	—	—	(28,627)
Investment in subsidiaries	(7,707)	—	—	7,707	—
Net cash used in investing activities	$(7,707)	$(86,627)	$—	$7,707	$(86,627)

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (continued)

	Nine Months Ended September 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Net proceeds from issuance of common units	$34,820	$—	$—	$—	$34,820
Distributions to unitholders	(72,471)	—	—	—	(72,471)
Distributions to TVPC members	—	(16,250)	—	—	(16,250)
Contribution from parent	—	11,908	—	(7,707)	4,201
Proceeds from revolving credit facility	64,000	—	—	—	64,000
Repayment of revolving credit facility	(43,700)	—	—	—	(43,700)
Deferred financing costs and other	(3,197)	—	—	—	(3,197)
Net cash used in financing activities	(20,548)	(4,342)	—	(7,707)	(32,597)

Net change in cash and cash equivalents	(9,240)	7,598	—	—	(1,642)
Cash and cash equivalents at beginning of year	10,909	8,755	—	—	19,664
Cash and cash equivalents at end of period	$1,669	$16,353	$—	$—	$18,022

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

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of September 30, 2019, owned 99.0% of the total economic interest in PBF LLC. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate 48.2% limited partner interest in PBFX, with the remaining 51.8% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline and storage assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries.

Business Developments

IDR Restructuring Agreement

On February 28, 2019, we closed on the transaction contemplated by the Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (“IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Transaction costs related to the IDR Restructuring were $2.1 million for the nine months ended September 30, 2019 and are included in “General and administrative expenses” within the Partnership’s condensed consolidated statements of operations. Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs, and the newly issued PBFX common units are entitled to normal distributions.

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

Principles of Combination and Consolidation and Basis of Presentation

In general, our Predecessor did not historically operate its assets for the purpose of generating revenue independent of other PBF Energy businesses that we support. In connection with, and subsequent to, our initial public offering (“IPO”), we have acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). The acquisitions completed subsequent to the IPO were made through a series of drop-down transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). Upon the closing of the IPO and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy, under which we operate our assets for the purpose of generating fee-based revenue. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the U.S. and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Paulsboro, New Jersey; Delaware City, Delaware; Toledo, Ohio; Chalmette, Louisiana; and Torrance, California. In addition, we generate third-party revenue from certain of our assets.

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

Refer to our 2018 Form 10-K and Note 10 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for a more complete description of our commercial agreements with PBF Holding, including those identified as leases.

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

See our 2018 Form 10-K for a more complete description of the Omnibus Agreement and the Services Agreement.

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations due to our recent acquisition activity, which is discussed in Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements,” the IDR Restructuring, recent debt and equity transactions and our annual inflation adjustment to our commercial agreements.

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

Third-Party Business. As of September 30, 2019, PBF Holding accounts for a substantial majority of our revenue and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Energy’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

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

Combined Overview. The following tables summarize our results of operations and financial data for the three and nine months ended September 30, 2019 and 2018. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
Affiliate	$78,026	$66,140	$224,014	$190,789
Third-party	8,351	4,416	23,958	12,606
Total revenue	86,377	70,556	247,972	203,395

Costs and expenses:
Operating and maintenance expenses	28,356	20,803	86,825	61,407
General and administrative expenses	4,552	4,725	18,142	15,504
Depreciation and amortization	9,079	7,451	26,654	21,185
Total costs and expenses	41,987	32,979	131,621	98,096

Income from operations	44,390	37,577	116,351	105,299

Other expense:
Interest expense, net	(12,230)	(10,070)	(34,359)	(29,684)
Amortization of loan fees and debt premium	(444)	(497)	(1,339)	(1,256)
Accretion on discounted liabilities	(722)	—	(2,255)	—
Net income	30,994	27,010	78,398	74,359
Less: Net loss attributable to Predecessor	—	(80)	—	(2,443)
Less: Net income attributable to noncontrolling interest	—	4,725	7,881	13,110
Net income attributable to the partners	30,994	22,365	70,517	63,692
Less: Net income attributable to the IDR holder	—	3,641	—	10,011
Net income attributable to PBF Logistics LP unitholders	$30,994	$18,724	$70,517	$53,681

Other Data:
EBITDA attributable to PBFX	$53,469	$38,934	$132,825	$111,321
Adjusted EBITDA	55,451	40,818	146,744	117,854
Distributable cash flow	39,538	28,545	99,074	82,891
Capital expenditures, including acquisitions	8,028	20,956	23,180	86,627

Reconciliation of Non-GAAP Financial Measures

As described in “How We Evaluate Our Operations,” our management uses EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow to analyze our performance. The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$30,994	$27,010	$78,398	$74,359
Interest expense, net	12,230	10,070	34,359	29,684
Amortization of loan fees and debt premium	444	497	1,339	1,256
Accretion on discounted liabilities	722	—	2,255	—
Depreciation and amortization	9,079	7,451	26,654	21,185
EBITDA	53,469	45,028	143,005	126,484
Less: Predecessor EBITDA	—	(8)	—	(2,051)
Less: Noncontrolling interest EBITDA	—	6,102	10,180	17,214
EBITDA attributable to PBFX	53,469	38,934	132,825	111,321
Non-cash unit-based compensation expense	1,271	1,052	5,622	4,549
Cash interest	(12,334)	(10,112)	(34,760)	(29,741)
Maintenance capital expenditures attributable to PBFX	(2,868)	(1,329)	(4,613)	(3,238)
Distributable cash flow	$39,538	$28,545	$99,074	$82,891

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, which is the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net cash provided by operating activities	$39,757	$52,255	$95,643	$117,582
Change in operating assets and liabilities	2,753	(16,245)	18,625	(16,233)
Interest expense, net	12,230	10,070	34,359	29,684
Non-cash unit-based compensation expense	(1,271)	(1,052)	(5,622)	(4,549)
EBITDA	53,469	45,028	143,005	126,484
Less: Predecessor EBITDA	—	(8)	—	(2,051)
Less: Noncontrolling interest EBITDA	—	6,102	10,180	17,214
EBITDA attributable to PBFX	53,469	38,934	132,825	111,321
Non-cash unit-based compensation expense	1,271	1,052	5,622	4,549
Cash interest	(12,334)	(10,112)	(34,760)	(29,741)
Maintenance capital expenditures attributable to PBFX	(2,868)	(1,329)	(4,613)	(3,238)
Distributable cash flow	$39,538	$28,545	$99,074	$82,891

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$30,994	$27,010	$78,398	$74,359
Interest expense, net	12,230	10,070	34,359	29,684
Amortization of loan fees and debt premium	444	497	1,339	1,256
Accretion on discounted liabilities	722	—	2,255	—
Depreciation and amortization	9,079	7,451	26,654	21,185
EBITDA	53,469	45,028	143,005	126,484
Less: Predecessor EBITDA	—	(8)	—	(2,051)
Less: Noncontrolling interest EBITDA	—	6,102	10,180	17,214
EBITDA attributable to PBFX	53,469	38,934	132,825	111,321
Acquisition and transaction costs	281	832	3,389	1,984
Non-cash unit-based compensation expense	1,271	1,052	5,622	4,549
East Coast Terminals environmental remediation costs	430	—	4,026	—
PNGPC tariff true-up adjustment	—	—	882	—
Adjusted EBITDA	$55,451	$40,818	$146,744	$117,854

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA, for informational purposes, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to noncontrolling interest	$—	$4,725	$7,881	$13,110
Depreciation and amortization related to noncontrolling interest*	—	1,377	2,299	4,104
Noncontrolling interest EBITDA	$—	$6,102	$10,180	$17,214
* Represents 50% of depreciation and amortization for TVPC for the five months ended May 31, 2019 and the three and nine months ended September 30, 2018. Subsequent to the closing of the TVPC Acquisition on May 31, 2019, we own 100% of the equity interest in TVPC and no longer record a noncontrolling interest.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Summary. Our net income for the three months ended September 30, 2019 increased by approximately $4.0 million to $31.0 million from $27.0 million for the three months ended September 30, 2018. The increase in net income was primarily due to the following:

•
an increase in total revenue of approximately $15.8 million, or 22.4%, primarily attributable to operations of recently acquired or constructed assets, inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”) and higher throughput at certain of our assets; and

•	a decrease in general and administrative expenses of approximately $0.2 million, or 3.7%, as a result of decreased acquisition costs, offset by higher unit-based compensation expense;
offset by the following:

•
an increase in operating and maintenance expenses of approximately $7.6 million, or 36.3%, as a result of expenses related to the operations of recently acquired assets, increased utility expenses coinciding with higher throughput at certain of our assets, increased property tax expenses within our Transportation and Terminaling segment, remediation of product contamination costs at one of our terminals and higher environmental clean-up remediation costs (refer to Note 9 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for a more complete description of our environmental clean-up remediation costs), offset by lower outside services expenses within our Transportation and Terminaling segment;

•	an increase in depreciation and amortization expenses of approximately $1.6 million, or 21.8%, related to the timing of acquisitions and new assets being placed in service;

•	an increase in interest expense, net of approximately $2.2 million, or 21.4%, attributable to higher borrowings under our Revolving Credit Facility; and

•
an increase in accretion on discounted liabilities of approximately $0.7 million attributable to the accretion of the discounted liabilities recorded in connection with our purchase of CPI Operations LLC on October 1, 2018 (the “East Coast Storage Assets Acquisition”).

EBITDA attributable to PBFX for the three months ended September 30, 2019 increased by approximately $14.5 million to $53.5 million from $38.9 million for the three months ended September 30, 2018 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, accretion on discounted liabilities and noncontrolling interest.

Adjusted EBITDA for the three months ended September 30, 2019 increased by approximately $14.6 million to $55.5 million from $40.8 million for the three months ended September 30, 2018 due to the factors noted above, excluding the impact of acquisition costs, unit-based compensation and certain environmental remediation costs.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Summary. Our net income for the nine months ended September 30, 2019 increased by approximately $4.0 million to $78.4 million from $74.4 million for the nine months ended September 30, 2018. The increase in net income was primarily due to the following:

•
an increase in total revenue of approximately $44.6 million, or 21.9%, primarily attributable to operations of recently acquired or constructed assets, the Inflation Rate Increase and higher throughput at certain of our assets, offset by a decrease in revenue at our 24” interstate natural gas pipeline servicing PBF Holding’s Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”) due to a reduction in its pipeline tariff based on the lower than budget Paulsboro Natural Gas Pipeline project costs, which were finalized during the first quarter of 2019 (the “PNGPC Rate Adjustment”);

offset by the following:

•
an increase in operating and maintenance expenses of approximately $25.4 million, or 41.4%, as a result of expenses related to the operations of recently acquired assets, higher environmental clean-up remediation costs, remediation of product contamination costs at one of our terminals and increased utilities expenses coinciding with higher throughput at certain of our assets;

•
an increase in general and administrative expenses of approximately $2.6 million, or 17.0%, as a result of transaction costs related to the IDR Restructuring and higher unit-based compensation expense, offset by lower acquisition related costs;

•	an increase in depreciation and amortization expenses of approximately $5.5 million, or 25.8%, related to the timing of acquisitions and new assets being placed in service;

•	an increase in interest expense, net of approximately $4.7 million, or 15.7%, attributable to higher borrowings under our Revolving Credit Facility; and

•
an increase in accretion on discounted liabilities of approximately $2.3 million attributable to the accretion of the discounted liabilities recorded in connection with the East Coast Storage Assets Acquisition.

EBITDA attributable to PBFX for the nine months ended September 30, 2019 increased by approximately $21.5 million to $132.8 million from $111.3 million for the nine months ended September 30, 2018 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, accretion on discounted liabilities and noncontrolling interest.

Adjusted EBITDA for the nine months ended September 30, 2019 increased by approximately $28.9 million to $146.7 million from $117.9 million for the nine months ended September 30, 2018 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation, certain environmental remediation costs and the PNGPC Rate Adjustment.

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

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$67,872	$59,595	$193,814	$170,209
Third-party	5,397	4,416	15,070	12,606
Total revenue	73,269	64,011	208,884	182,815

Costs and expenses:
Operating and maintenance expenses	22,622	18,888	67,377	55,348
Depreciation and amortization	7,051	6,524	20,831	18,408
Total costs and expenses	29,673	25,412	88,208	73,756
Transportation and Terminaling Segment Operating Income	$43,596	$38,599	$120,676	$109,059

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd) (1)	334,340	299,757	287,027	290,076
Lease tank capacity (average lease capacity barrels per month) (2)	2,088,044	1,713,988	2,229,890	1,970,347
Pipelines
Total throughput (bpd) (1)	165,757	166,275	158,307	162,027
Lease tank capacity (average lease capacity barrels per month) (2)	1,388,849	1,548,747	1,355,645	1,553,509
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(2) Lease capacity is based on tanks in service and average lease capacity available during the period.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue. Revenue increased by approximately $9.3 million, or 14.5%, to $73.3 million for the three months ended September 30, 2019 compared to $64.0 million for the three months ended September 30, 2018. The increase in revenue was primarily attributable to operations of recently acquired or constructed assets, higher throughput at certain of our assets and the Inflation Rate Increase.

Operating and maintenance expenses. Operating and maintenance expenses increased by approximately $3.7 million, or 19.8%, to $22.6 million for the three months ended September 30, 2019 compared to $18.9 million for the three months ended September 30, 2018. The increase in operating and maintenance expenses was primarily attributable to expenses related to the operations of recently acquired assets, increased utility expenses coinciding with higher throughput at certain of our assets, increased property tax expenses, remediation of product contamination costs at one of our terminals and higher environmental clean-up remediation costs, offset by lower outside services expenses.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $0.5 million, or 8.1%, to $7.1 million for the three months ended September 30, 2019 compared to $6.5 million for the three months ended September 30, 2018. The increase in depreciation and amortization expense was primarily attributable to the timing of new assets being placed in service.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenue. Revenue increased by approximately $26.1 million, or 14.3%, to $208.9 million for the nine months ended September 30, 2019 compared to $182.8 million for the nine months ended September 30, 2018. The increase in revenue was primarily attributable to operations of recently acquired or constructed assets, higher throughput at certain of our assets and the Inflation Rate Increase, offset by a decrease in revenue at the Paulsboro Natural Gas Pipeline due to the PNGPC Rate Adjustment.

Operating and maintenance expenses. Operating and maintenance expenses increased by approximately $12.0 million, or 21.7%, to $67.4 million for the nine months ended September 30, 2019 compared to $55.3 million for the nine months ended September 30, 2018. The increase in operating and maintenance expenses was primarily attributable to expenses related to the operations of recently acquired assets, higher environmental clean-up remediation costs, remediation of product contamination costs at one of our terminals and increased utility expenses coinciding with higher throughput at certain of our assets.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $2.4 million, or 13.2%, to $20.8 million for the nine months ended September 30, 2019 compared to $18.4 million for the nine months ended September 30, 2018. The increase in depreciation and amortization expense was primarily attributable to the timing of our purchase of two refined product terminals located in Knoxville, Tennessee on April 16, 2018 (the “Knoxville Terminals Purchase”) and new assets being placed in service.

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in thousands, except for storage capacity reserved)
Revenue:
Affiliate	$10,154	$6,545	$30,200	$20,580
Third-party	2,954	—	8,888	—
Total revenue	13,108	6,545	39,088	20,580

Costs and expenses:
Operating and maintenance expenses	5,734	1,915	19,448	6,059
Depreciation and amortization	2,028	927	5,823	2,777
Total costs and expenses	7,762	2,842	25,271	8,836
Storage Segment Operating Income	$5,346	$3,703	$13,817	$11,744

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month) (1)	8,033,679	4,138,709	8,006,785	4,343,379
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue. Revenue increased by approximately $6.6 million, or 100.3%, to $13.1 million for the three months ended September 30, 2019 compared to $6.5 million for the three months ended September 30, 2018. The increase in revenue was primarily attributable to the operations of the assets acquired in connection with the East Coast Storage Assets Acquisition (the “East Coast Storage Assets”) and the Inflation Rate Increase.

Operating and maintenance expenses. Operating and maintenance expenses increased by approximately $3.8 million, or 199.4%, to $5.7 million for the three months ended September 30, 2019 compared to $1.9 million for the three months ended September 30, 2018. The increase in operating and maintenance expenses was primarily attributable to expenses associated with the East Coast Storage Assets.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.1 million, or 118.8%, to $2.0 million for the three months ended September 30, 2019 compared to $0.9 million for the three months ended September 30, 2018. The increase in depreciation and amortization expense was primarily attributable to the timing of the East Coast Storage Assets Acquisition.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenue. Revenue increased by approximately $18.5 million, or 89.9%, to $39.1 million for the nine months ended September 30, 2019 compared to $20.6 million for the nine months ended September 30, 2018. The increase in revenue was primarily attributable to the East Coast Storage Assets operations and the Inflation Rate Increase.

Operating and maintenance expenses. Operating and maintenance expenses increased by approximately $13.4 million, or 221.0%, to $19.4 million for the nine months ended September 30, 2019 compared to $6.1 million for the nine months ended September 30, 2018. The increase in operating and maintenance expenses was primarily attributable to expenses associated with the East Coast Storage Assets, as well as increased maintenance activity.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $3.0 million, or 109.7%, to $5.8 million for the nine months ended September 30, 2019 compared to $2.8 million for the nine months ended September 30, 2018. The increase in depreciation and amortization expense was primarily attributable to the timing of the East Coast Storage Assets Acquisition.

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

We have paid, and intend to continue to pay, at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $18.9 million per quarter and approximately $75.6 million on an annualized basis based on the number of common units outstanding as of September 30, 2019.

During the nine months ended September 30, 2019, we made cash distribution payments as follows (in thousands except per unit data):

Related Earnings Period:	Q4 2018	Q1 2019	Q2 2019
Distribution date	March 14, 2019	May 30, 2019	August 30, 2019
Record date	March 1, 2019	May 15, 2019	August 15, 2019
Per unit	$0.5050	$0.5100	$0.5150
To public common unitholders	$12,825	$16,398	$16,560
To PBF LLC	15,126	15,276	15,426
Total distribution	$27,951	$31,674	$31,986

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and secured by a first priority lien on our assets and those of our restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. We are in compliance with our covenants under the Revolving Credit Facility as of September 30, 2019.

During the nine months ended September 30, 2019, we made repayments of $101.0 million and borrowed $228.0 million under the Revolving Credit Facility to fund the TVPC Acquisition, the remaining East Coast Storage Assets Acquisition payment, other capital expenditures and working capital requirements.

Our 6.875% Senior Notes due 2023 (the “2023 Notes”) have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15, 2023. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of September 30, 2019, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$95,643	$117,582
Net cash used in investing activities	(23,180)	(86,627)
Net cash used in financing activities	(39,793)	(32,597)
Net change in cash and cash equivalents	$32,670	$(1,642)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by approximately $21.9 million to $95.6 million for the nine months ended September 30, 2019 compared to $117.6 million for the nine months ended September 30, 2018. The decrease in net cash provided by operating activities was primarily the result of a decrease in the net changes in operating assets and liabilities of approximately $34.9 million primarily driven by the timing of collection of accounts receivables and liability payments, offset by a net increase in non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium, accretion on discounted liabilities and unit-based compensation of approximately $8.9 million and an increase in net income of approximately $4.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by approximately $63.4 million to $23.2 million for the nine months ended September 30, 2019 compared to $86.6 million for the nine months ended September 30, 2018. The decrease in net cash used in investing activities was primarily due to the Knoxville Terminals Purchase of $58.0 million in April 2018 and a decrease in capital expenditures of approximately $5.4 million primarily related to higher capital spend on organic growth projects in the prior year.

Cash Flows from Financing Activities

Net cash used in financing activities increased by approximately $7.2 million to $39.8 million for the nine months ended September 30, 2019 compared to $32.6 million for the nine months ended September 30, 2018. Net cash used in financing activities for the nine months ended September 30, 2019 consisted of the TVPC Acquisition for $200.0 million, distributions to unitholders of $91.6 million and distributions to TVPC members of $8.5 million, offset by proceeds from issuance of common units of $132.5 million, net borrowings from our Revolving Credit Facility of $127.0 million and deferred financing costs and other of $0.8 million. Net cash used in financing activities for the nine months ended September 30, 2018 consisted of distributions to unitholders of $72.5 million, distributions to TVPC members of $16.3 million and deferred financing costs and other of $3.2 million, offset by proceeds from issuance of common units of $34.8 million, net borrowings under our Revolving Credit Facility of $20.3 million and a contribution from PBF LLC of $4.2 million related to the pre-acquisition activities of the Acquisitions from PBF in 2018.

Capital Expenditures

Our capital requirements have consisted of, and are expected to continue to consist of: expansion, maintenance and regulatory capital expenditures. Expansion capital expenditures are expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term.

Examples of expansion capital expenditures include the acquisition of equipment and the construction, development or acquisition of unloading equipment or other equipment at our facilities or projects that provide additional throughput or storage capacity to the extent such capital expenditures are expected to expand our operating capacity or increase our operating income. Maintenance capital expenditures are expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the refurbishment and replacement of terminals and to maintain equipment reliability, integrity and safety. Regulatory capital expenditures are expenditures made to attain or maintain compliance with regulatory standards. Examples of regulatory capital expenditures are expenditures incurred to address environmental laws or regulations.

Capital expenditures for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Expansion*	$17,730	$82,908
Maintenance	4,992	3,401
Regulatory	458	318
Total capital expenditures	$23,180	$86,627
* Expansion capital expenditures include our acquisitions for the periods presented.

We currently expect to spend an additional aggregate of between $8.0 million and $12.0 million for the remainder of 2019 for capital expenditures. Of the total expected capital expenditures, between $3.0 million and $6.0 million relate to maintenance or regulatory capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the remainder of 2019. We may rely on external sources including other borrowings under the Revolving Credit Facility and issuances of equity and debt securities to fund any significant future expansion.

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

As of September 30, 2019, we incurred borrowings of $32.0 million on our Revolving Credit Facility to settle the remaining $32.0 million payable for the East Coast Storage Assets Acquisition, which was paid on October 1, 2019.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities, other than outstanding letters of credit in the amount of $4.8 million.

Environmental and Other Matters

Environmental Regulations

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

As of September 30, 2019, we have recorded a total liability related to environmental remediation costs of $2.4 million related to existing environmental liabilities. Refer to Note 9 “Commitments and Contingencies” of

the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, through the operations of our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three and nine months ended September 30, 2019, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances or settle through cash payments.

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At September 30, 2019, we had $283.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $4.3 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2018 Form 10-K, except as follows:

The recommencement of the operations of certain of our acquired idled assets at our East Coast Storage Assets represents a new operational activity, which is subject to different risks and operational hazards than our existing operations.

We recommenced operations of certain of our acquired idled assets at our East Coast Storage Assets on October 25, 2019.

The operations of these restarted assets are subject to all of the risks and operational hazards inherent in processing petroleum, some of which are inherent in our current operations, including:

•	damages to our facilities, related equipment and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	interruption of service or processing capability due to a major accident, power outage, act of terrorism or other unforeseen events;

•	failure to restart processing operations timely following a suspension or shutdown;

•	mechanical or structural failures at our facility;

•	curtailments of operations relative to severe seasonal weather;

•	inadvertent damage to our facilities from construction, farm and utility equipment; and

•	other hazards.

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

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	October 31, 2019		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)