Form 10-K
period 2019-12-31
PBF Logistics LP
filed 2020-02-20
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

As of June 30, 2019, the aggregate market value of common units held by non-affiliates of the registrant was approximately $669.5 million based on the closing price of such units on the New York Stock Exchange on such date. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant had 62,130,192 common units outstanding at February 18, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PBF LOGISTICS LP

This Annual Report on Form 10-K (including documents incorporated by reference herein) (this “Form 10-K”) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. Refer to “Important Information Regarding Forward-Looking Statements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless the context otherwise requires, references in this Form 10-K to “PBF Logistics LP,” “PBFX,” the “Partnership,” “we,” “us” or “our” may refer to PBF Logistics LP, one or more of its consolidated subsidiaries or all of them taken as a whole.

Glossary of selected terms

Unless otherwise noted or indicated by context, the following terms used in this Form 10-K have the following meanings:

“Aframax” refers to a medium-sized crude tanker with a dead weight tonnage between 80,000 and 120,000.
“API” refers to the American Petroleum Institute.
“ASU” refers to Accounting Standards Update issued by the Financial Accounting Standards Board.
“barrel” refers to a common unit of measure in the oil industry, which equates to 42 gallons.
“bpd” refers to barrels per day.
“CAA” refers to the Clean Air Act.
“distillates” refers primarily to diesel, heating oil, kerosene and jet fuel.
“DNREC” refers to the Delaware Department of Natural Resources and Environmental Control.
“DOT” refers to the U.S. Department of Transportation.
“dth/d” refers to an abbreviation for dekatherms per day.
“EPA” refers to the U.S. Environmental Protection Agency.
“ethanol” refers to a clear, colorless, flammable oxygenated liquid. It is used in the U.S. as a gasoline octane enhancer and oxygenate.
“Ethanol Permit” refers to a Coastal Zone Act permit for ethanol.
“Exchange Act” refers to the Securities Exchange Act of 1934.
“FASB” refers to the Financial Accounting Standards Board, which develops U.S. generally accepted accounting principles.
“FERC” refers to the Federal Energy Regulation Commission.
“FRA” refers to the Federal Railroad Administration.
“GAAP” refers to the U.S. generally accepted accounting principles developed by the Financial Accounting Standards Board for nongovernmental entities.
“GHG” refers to greenhouse gas.
“IDRs” refers to PBF Logistics LP’s incentive distribution rights.
“IOW” refers to the Independent Oil Workers union.
“IPO” refers to PBF Logistics LP’s initial public offering completed on May 14, 2014.
“IRS” refers to the Internal Revenue Service.
“LPG” refers to liquefied petroleum gas.
“MLP” refers to master limited partnership.
“MVCs” refers to minimum volume commitments.
“NYSE” refers to the New York Stock Exchange.
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

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy Inc. and its indirect subsidiary, PBF Logistics GP LLC (“PBF GP”), our general partner, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. is the sole managing member of PBF LLC and, as of December 31, 2019, owned 99.0% of the total economic interest in PBF LLC. We refer you to “Organizational Structure” below for an illustration of our relationship with PBF Energy Inc. Unless the context otherwise requires, references in this report to “PBF Energy” refer collectively to PBF Energy Inc. and its subsidiaries, other than PBFX and its subsidiaries, and our general partner. PBFX’s common units trade on the NYSE under the symbol “PBFX,” and, as of December 31, 2019, PBF LLC held a 48.2% limited partner interest in us, and a non-economic general partner interest, with the remaining 51.8% limited partner interest held by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling, storage and processing assets, including those previously operated and owned by subsidiaries of PBF Holding Company LLC (“PBF Holding”) and PBF Holding’s previously held subsidiaries.

Business Developments

Rail Agreement Amendments

On February 13, 2019, we amended the existing Amended and Restated Delaware City Rail Terminaling Services Agreement, by and between Delaware City Terminaling Company LLC (“DCTC”) and PBF Holding (as amended effective January 1, 2019, the “Amended and Restated Delaware City Rail Terminaling Services Agreement”) for the inclusion of services through certain rail infrastructure (the “East Coast Rail Assets”) at the East Coast Storage Assets (as defined below). We also entered into a new Terminaling Services Agreement, by and between DCTC and PBF Holding (the “Terminaling Services Agreement”), with a four-year term starting in 2022 subsequent to the expiration of the Amended and Restated Delaware City Rail Terminaling Services Agreement, related to the DCR Rail Facility (as defined below) and the East Coast Rail Assets, which will reduce the MVC to 95,000 bpd and includes additional services to be provided by us as operator of facilities owned by PBF Holding’s subsidiaries.

IDR Restructuring Agreement

On February 28, 2019, we closed on the transaction contemplated by the Equity Restructuring Agreement (the “IDR Restructuring Agreement”) with PBF LLC and PBF GP, pursuant to which our IDRs held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Transaction costs related to the IDR Restructuring were $2.1 million for the year ended December 31, 2019 and are included in “General and administrative expenses” within the Partnership’s consolidated statements of operations. Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs, and the newly issued PBFX common units are entitled to normal distributions.

2019 Registered Direct Offering

On April 24, 2019, we entered into subscription agreements to sell an aggregate of 6,585,500 common units to certain institutional investors in a registered direct public offering (the “2019 Registered Direct Offering”) for gross proceeds of approximately $135.0 million. The 2019 Registered Direct Offering closed on April 29, 2019.

TVPC Acquisition

On April 24, 2019, we entered into a Contribution Agreement with PBF LLC (the “TVPC Contribution Agreement”), pursuant to which PBF LLC contributed to us all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”), which held the remaining 50% equity interest in Torrance Valley Pipeline Company LLC (“TVPC”), for total consideration of $200.0 million (the “TVPC Acquisition”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, we own 100% of the equity interest in TVPC. The transaction was financed through a combination of proceeds from the 2019 Registered Direct Offering and borrowings under our five-year, $500.0 million amended and restated revolving credit facility (as amended, the “Revolving Credit Facility”).

CPI Contingent Consideration

On October 1, 2018, we closed the acquisition of CPI Operations LLC (“CPI”), whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets (the “East Coast Storage Assets”) located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets Acquisition”). In connection with the acquisition, the purchase and sale agreement includes an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain of the acquired idled assets (the “Contingent Consideration”), which recommenced operations in October 2019 and began revenue generating activities.

Principles of Combination and Consolidation and Basis of Presentation

In connection with, and subsequent to, the IPO, we acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). Such acquisitions completed subsequent to the IPO were made through a series of dropdown transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). The financial statements presented in “Item 6. Selected Financial Data” in this Form 10-K include our consolidated financial results and that of PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), for periods presented, as applicable, related to the historical results of the Acquisitions from PBF prior to the effective date of each transaction with the exception of the Delaware Ethanol Storage Facility (as defined below), which is considered an asset purchase. We recorded the Acquisitions from PBF at PBF Energy’s historical book value, as the Acquisitions from PBF were treated as a reorganization of entities under common control.

In general, our Predecessor did not historically operate its assets for the purpose of generating revenue independent of other PBF Energy businesses that we support, with the exception of the DCR Products Pipeline and the Paulsboro Lube Oil Terminal (each as defined below). In connection with the closing of the IPO and each of the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy, under which we operate our assets for the purpose of generating fee-based revenue. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the U.S. and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Paulsboro, New Jersey; Delaware City, Delaware; Toledo, Ohio; Chalmette, Louisiana; and Torrance, California. In addition, we generate third-party revenue from certain of our assets.

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

The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account their share of items of income, gain, loss and deduction in computing their federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of PBFX’s assets, the acquisition price of such partner’s units and the taxable income allocation requirements under the Third Amended and Restated Agreement of Limited Partnership of PBF Logistics LP (as amended, our “partnership agreement”).

Organizational Structure

The following simplified diagram depicts our organizational and ownership structure as of December 31, 2019:

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
Refining and Other Operating Subsidiaries
Non-economic general partner interest
48.2% limited partner interest
Public Unitholders Common Units
51.8% limited partner interest
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

The following map details the locations of PBF Holding’s refineries and the location of our assets as of December 31, 2019 (each as defined in the table below):

The following table details our assets (as defined in the table below), including the available throughput or storage capacity per asset:

Asset	Capacity	Products Handled	Locations Supported
Transportation and Terminaling
DCR Rail Facility (a)(b)(c)	various throughput capacity (a)	Crude	Delaware City and Paulsboro refineries
Toledo Truck Terminal (b)	22,500 bpd unloading capacity	Crude	Toledo Refinery
Toledo Storage Facility - propane loading facility (c)	11,000 bpd throughput capacity	Propane	Toledo Refinery
DCR Products Pipeline (c)(d)	125,000 bpd pipeline capacity	Refined products	Delaware City Refinery
DCR Truck Rack (c)(d)	76,000 bpd throughput capacity	Gasoline, distillates and LPGs	Delaware City Refinery
East Coast Terminals	various throughput capacity and approximately 4.2 million barrel aggregate shell capacity	Refined products	Delaware City and Paulsboro refineries
Torrance Valley Pipeline (c)	110,000 bpd pipeline capacity and approximately 700,000 barrel aggregate shell capacity (e)	Crude	Torrance Refinery
Paulsboro Natural Gas Pipeline (c)	60,000 dth/d pipeline capacity	Natural gas	Paulsboro Refinery
Toledo Products Terminal	various throughput capacity and 110,000 barrel aggregate shell capacity	Refined products	Toledo Refinery
Knoxville Terminals	various throughput capacity and 520,000 barrel aggregate shell capacity	Gasoline, distillates and LPGs	Chalmette Refinery
Toledo Rail Products Facility (c)(f)	16,000 bpd loading capacity	Crude, LPGs, gasoline and distillates	Toledo Refinery
Chalmette Truck Rack (c)(f)	20,000 bpd loading capacity	Gasoline and distillates	Chalmette Refinery
Chalmette Rosin Yard (c)(f)	17,000 bpd unloading capacity	LPGs	Chalmette Refinery
Paulsboro Lube Oil Terminal (c)(f)	various throughput capacity and 229,000 barrel aggregate shell capacity	Lubes	Paulsboro Refinery
Delaware Ethanol Storage Facility (c)(f)	various throughput capacity and 100,000 barrel aggregate shell capacity	Ethanol	Delaware City Refinery

Asset	Capacity	Products Handled	Locations Supported
Storage
Toledo Storage Facility (c)	approximately 3.9 million barrel aggregate shell capacity (g)	Crude, refined products and intermediates	Toledo Refinery
Chalmette Storage Tank	625,000 barrel shell capacity	Crude	Chalmette Refinery
East Coast Storage Assets	approximately 4.0 million barrel aggregate shell capacity (h) and various throughput capacity	Crude, feedstock, asphalt and refined products	Delaware City and Paulsboro refineries
____________________

(a)
Included within the DCR Rail Facility are the “DCR Rail Terminal,” a rail unloading terminal with an unloading capacity of 130,000 bpd, and the “DCR West Rack,” an unloading facility with an unloading capacity of 40,000 bpd.

(b)	The Toledo Truck Terminal and the DCR Rail Terminal are collectively referred to as the “IPO Assets.”

(c)	These assets, excluding the DCR Rail Terminal, are collectively referred to as the “Acquisitions from PBF.”

(d)	The DCR Products Pipeline and DCR Truck Rack are collectively referred to as the “DCR Products Pipeline and Truck Rack.”

(e)	Includes storage capacity at our Midway, Emidio and Belridge stations.

(f)	These assets are collectively referred to as the “Development Assets.”

(g)
Of the approximately 3.9 million barrel aggregate shell capacity, approximately 1.3 million barrels are dedicated to crude and approximately 2.6 million barrels are allocated to refined products and intermediates.

(h)
Of the approximately 4.0 million barrel aggregate shell capacity, approximately 3.0 million barrels are dedicated to crude and feedstocks and approximately 1.0 million barrels are allocated to asphalt.

Refer to “Agreements with PBF Energy—Commercial Agreements” included in “Item 1. Business” of this Form 10-K for a discussion of our agreements with PBF Energy relating to our operations.

Agreements with PBF Energy

Contribution Agreements

The contribution agreements (as defined in the table below and collectively referred to as the “Contribution Agreements”) entered into with PBF Holding include:

Contribution Agreement	Effective Date	Assets Contributed	Total Consideration
Contribution Agreement I	5/8/2014	IPO Assets	74,053 common units and 15,886,553 subordinated units (a)
Contribution Agreement II	9/16/2014	DCR West Rack	$135.0 million in cash and $15.0 million through the issuance of 589,536 common units
Contribution Agreement III	12/2/2014	Toledo Storage Facility	$135.0 million in cash and $15.0 million through the issuance of 620,935 common units
Contribution Agreement IV	5/5/2015	DCR Products Pipeline and Truck Rack	$112.5 million in cash and $30.5 million through the issuance of 1,288,420 common units
Contribution Agreement V	8/31/2016	Torrance Valley Pipeline (50% equity interest in TVPC)	$175.0 million in cash
Contribution Agreement VI	2/15/2017	Paulsboro Natural Gas Pipeline	$11.6 million intercompany promissory note (b)
Contribution Agreements VII-X	7/16/2018	Development Assets	$31.6 million through the issuance of 1,494,134 common units
Contribution Agreement XI	4/24/2019	Remaining 50% equity interest in TVPC	$200.0 million in cash
____________________

(a)
In exchange for contributing all of the interests in the IPO Assets, PBF Holding received all of our IDRs (which were subsequently distributed to PBF LLC and, in connection with the closing of the IDR Restructuring, canceled and converted into 10,000,000 newly issued PBFX common units), as well as the right to receive a distribution of $30.0 million from us as reimbursement for certain preformation capital expenditures attributable to the DCR Rail Terminal and Toledo Truck Terminal, and the right to receive a distribution of $298.7 million; and in connection with the foregoing, we redeemed PBF Holding’s initial partner interests in us for $1,000.

(b)	As a result of the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, we fully repaid the promissory note and related accrued interest.

Commercial Agreements

We currently derive a majority of our revenue from long-term, fee-based agreements with PBF Holding, which generally include MVCs and contractual fee escalations for inflation adjustments and certain increases in operating costs. We believe the terms and conditions under these agreements, as well as the Omnibus Agreement and the Services Agreement (each as defined below), each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

Refer to Note 12 “Related Party Transactions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the commercial agreements with PBF Holding.

Omnibus Agreement

In addition to the commercial agreements described above, we entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF (as amended, the “Omnibus Agreement”) for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions, as well as (i) PBF LLC’s agreement not to compete with us under certain circumstances, subject to certain exceptions, (ii) our right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the IPO, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and (iii) a license to use our trademark and name.

The annual fee under the Omnibus Agreement for the year ended December 31, 2019 was $7.7 million, inclusive of obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devoted more than 50% of their time to us during the year ended December 31, 2019. The annual fee was increased to $8.3 million effective as of January 1, 2020, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to us for the year ending December 31, 2020.

Services Agreement

Additionally, we entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for us to perform our obligations under our commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2019, we paid an annual fee of $8.6 million to PBF Holding pursuant to the Services Agreement and expect to pay the same annual fee to PBF Holding pursuant to the Services Agreement for the year ending December 31, 2020.

The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service on 30-days’ notice.

Properties

Our principal properties are described above in “Assets and Operations.” We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. Our corporate office is located in the same office as PBF Energy. PBF Energy leases approximately 58,000 square feet for its principal corporate office in Parsippany, New Jersey. The lease for PBF Energy’s principal corporate office expires in 2022. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.

Additionally, we lease approximately 5,000 square feet for our regional corporate office in The Woodlands, Texas. The lease for The Woodlands office expires in 2022. Functions performed in The Woodlands include pipeline control center operations and logistics operations, engineering and regulatory support functions.

Under the Contribution Agreements, PBF Energy, through certain of its subsidiaries, indemnifies us for certain environmental liabilities associated with the ownership and operation of the Contributed Assets arising at or before the closing of the IPO and the Acquisitions from PBF. Refer to “Environmental Regulations, Environmental Liabilities” below for a more detailed discussion of PBF Energy’s indemnification obligations.

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

If PBF Energy reduces its crude oil deliveries handled through our crude oil unloading terminals, we may only receive revenues associated with our MVCs, which may cause a decrease in our revenue. PBF Energy may elect to ship crude oil to its refineries via pipeline or through its refinery marine facilities, which we do not own, as an alternative mode of crude oil transportation. PBF Energy competes with integrated petroleum companies, which have their own crude oil storage, supplies and distribution and marketing systems, as well as with independent refiners, many of which also have their own storage, distribution and marketing systems. PBF Energy also competes with other suppliers that purchase refined petroleum products for resale. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in that area and by the availability of products and the cost of transportation to that area from distant refineries.

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

Employee Safety

We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

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

Terminal and Pipeline Control Operations

Our terminals, facilities and pipelines are generally automated, but are continuously supervised by either our employees (including our employees located at The Woodlands office), or PBF Energy employees. At the terminals, our customers’ truck drivers are provided with security badges or other credentials to access and use these facilities. In addition, individual trucks are required to be registered in either our, or PBF Energy’s, system to ensure that required regulatory inspections are maintained by either our customers, PBF Energy’s customers, or their common carriers.

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

Environmental Liabilities

Contaminations resulting from spills of crude oil or petroleum products are not unusual within the petroleum terminaling or transportation industries. Historic spills at truck and rail racks and terminals have resulted in contamination of the environment, including soils and groundwater.

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

As of December 31, 2019, we have recorded a total liability related to environmental remediation costs of $2.3 million related to existing environmental liabilities. Refer to Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Seasonality

The crude oil, refined products and natural gas that is throughput, stored and processed at our facilities are affected by the level of supply and demand for crude oil, refined products and natural gas in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenue will be substantially mitigated due to our commercial agreements with PBF Energy that include MVCs and are consistent each calendar quarter or year.

Employees

As of December 31, 2019, we and certain of our wholly-owned subsidiaries employ 92 employees at the East Coast Terminals, the East Coast Storage Assets and other locations, including the Toledo Products Terminal, the Knoxville Terminal and The Woodlands Office as follows:
The union employees at the East Coast Terminals and the East Coast Storage Assets are covered by collective bargaining agreements with the USW. The agreement with the USW covering the East Coast Terminals is scheduled to expire in April 2024 and the agreement with the USW covering the East Coast Storage Assets is scheduled to expire in January 2022. We consider our relations with these represented employees to be satisfactory.

All of our executive management personnel are currently employees of PBF Energy or subsidiaries of PBF Energy and devote such portion of their time to our business and affairs that is required to manage and conduct our operations. The other personnel that conduct our operations are employees of PBF Holding or its subsidiaries. Pursuant to the Omnibus Agreement, we pay an annual fee to PBF Energy for the provision of various centralized administrative services and reimburse PBF Energy for certain direct or allocated costs and expenses incurred by PBF Energy on our behalf. Pursuant to the Services Agreement, we use employees of PBF Energy to operate certain of our assets and PBF Energy is reimbursed for such employees through an annual fee, which also includes provisions of certain utilities and other infrastructure-related services. Refer to “Agreements with PBF Energy” included in “Item 1. Business” of this Form 10-K for additional information.

In addition, PBF Energy and its affiliates have entered into rail operations services agreements with unaffiliated third parties (the “Rail Services Providers”), to provide crude oil unloading and other operations services for the Delaware City, Toledo and Chalmette refineries. Under the rail operations services agreements, the Rail Services Providers are responsible for providing the personnel necessary for the performance of our operations services. The Rail Services Providers are at all times considered independent contractors, and none of their employees or contractors are considered an employee, representative or agent of us or PBF Energy or its subsidiaries. The costs of the Rail Services Providers’ services provided to us are passed through to us by PBF Holding and its subsidiaries. From time to time, certain other third parties may provide operating services to us in a capacity as independent contractors.

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

Risks Related to Our Business

PBF Energy accounts for a substantial majority of our revenue, and we are substantially dependent on PBF Energy’s refineries, particularly its Delaware City, Toledo and Torrance refineries. Therefore, we are subject to its business risks. If PBF Energy changes its business strategy, fails to satisfy its obligations under our commercial agreements for any reason or significantly reduces the volumes throughput at our facilities, our revenue could decline, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

PBF Energy is our largest customer and accounted for a majority of our revenue for the year ended December 31, 2019. We are substantially dependent on PBF Energy’s refineries, particularly its Delaware City, Toledo and Torrance refineries. We expect that PBF Energy will continue to provide a substantial majority of our revenue for the foreseeable future, and, as a result, we are subject to the risk of nonpayment or nonperformance under our commercial agreements. If PBF Energy were to significantly decrease its use of our logistics assets, because of business or operational difficulties, including labor difficulties, strategic decisions by management or due to catastrophic events, weather and regulatory actions, it is unlikely that we would be able to utilize any additional capacity as a result of this decreased use to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects PBF Energy’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are subject to the operational and business risks of PBF Energy, including:

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

•
termination of PBF Energy’s inventory intermediation agreements, which could have a material adverse effect on its liquidity, as PBF Energy would be required to finance its crude oil, intermediate and refined products inventory covered by the agreements. Additionally, PBF Energy is obligated to repurchase from the counterparty certain crude oil, intermediates and finished products located at its Paulsboro and Delaware City refineries’ storage tanks and at our East Coast Storage Assets upon termination of these agreements;

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

•	the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail;

•	the threat of cyber-attacks;

•	the effectiveness of PBF Energy’s crude oil sourcing strategies, including PBF Energy’s crude by rail strategy and related commitments;

•	adverse impact related to regulation by the federal government lifting the restrictions on exporting U.S. crude oil;

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

•	PBF Energy’s ability to successfully integrate acquisitions into its business and realize the benefits from such acquisitions;

•	liabilities arising from acquisitions that are unforeseen or exceed PBF Energy’s expectations;

•	risk associated with our operations as a separate, publicly traded entity;

•	potential tax consequences related to PBF Energy’s investment in us; and

•	any decisions PBF Energy continues to make with respect to its energy-related logistical assets that may be transferred to us.

Such risks may impact us as we significantly rely on revenue generated from our operations that are located in PBF Energy’s facilities, particularly such operations related to its Delaware City, Toledo and Torrance refineries. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, cyber-attacks, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of one or more commercial agreements in the impacted geographic area.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to holders of our common units.

We have made and intend to continue to make a minimum quarterly distribution to the holders of our common units of at least $0.30 per unit, or $1.20 per unit on an annualized basis. In order to pay the minimum quarterly distribution, we will require available cash of approximately $18.9 million per quarter, or approximately $75.6 million per year, based on the number of common units outstanding at December 31, 2019. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

•
the amount of our operating and general and administrative expenses, including reimbursements to our general partner and its affiliates, including PBF Energy, in respect of those expenses and payment of the administrative fees under the Omnibus Agreement and Services Agreement for services provided to us by our general partner and its affiliates, including PBF Energy;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•
restrictions contained in the indenture covering our $525.0 million in aggregate principal of 6.875% senior notes due 2023 issued by us and our wholly-owned subsidiary PBF Logistics Finance Corporation (“PBF Finance”) (the “2023 Notes”), the Revolving Credit Facility and other debt service requirements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.

If we are unable to renew or extend the various commercial agreements we have with PBF Energy, our ability to make distributions to our unitholders may be reduced.

The term of PBF Energy’s obligations under each of our commercial agreements ranges from one to fifteen years. If we are unable to renew or extend such commercial agreements or if we are unable to generate additional revenue from third parties, our ability to make cash distributions to unitholders may be reduced. Additionally, even if we were to renew or extend our commercial agreements, PBF Energy is under no obligation to renew or extend such agreements on the same terms. The renewal or extension of such agreements with reduced MVCs or rates could also have an impact on our ability to make cash distributions to unitholders. For example, throughput volumes at certain of our assets have been below MVCs in recent periods. PBF Energy may seek to renew or extend its commercial agreements with us for these assets with reduced MVCs or rates, or PBF Energy may not seek to renew or extend these commercial agreements upon expiration. Any such change in these or our other commercial agreements that would reduce the MVCs or include other less favorable terms could have a material adverse effect on our financial condition, results of operations, cash flows and our ability to make distributions to unitholders.

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

Certain of our commercial agreements with PBF Energy and the Services Agreement contain provisions that allow our counterparty to such agreement to suspend, reduce or terminate its obligations to us under such agreement, including the requirement to pay the fees associated with the applicable MVCs, if certain events occur, including (i) a material breach of the agreement by us, (ii) PBF Energy deciding to permanently or indefinitely suspend crude oil refining operations at its refineries for which we provide services or (iii) the occurrence of certain force majeure events that would prevent us or PBF Energy from performing our or its obligations under the applicable agreement. In such circumstances, PBF Energy has the discretion to decide to suspend, reduce or terminate its obligations notwithstanding the fact that its decision may significantly and adversely affect us. For instance, under certain of our commercial agreements with PBF Energy, if PBF Energy decides to permanently or indefinitely suspend refining operations at the refinery served under the applicable agreement for a period that will continue for at least twelve consecutive months, then it may terminate the agreement on no less than twelve months’ prior written notice to us. Furthermore, under such agreements, PBF Energy has the right to suspend or reduce its obligations at the refinery served under the applicable agreement for the duration of a force majeure event affecting its assets with respect to any affected services and may terminate the agreements with respect to such services if the force majeure event lasts in excess of twelve months. In addition, if the force majeure event occurs on our assets at any time, PBF Energy has the right to suspend or reduce its obligations for the duration of the force majeure event with respect to any affected services. As defined in our commercial agreements with PBF Energy, force majeure events include any acts or occurrences that prevent services from being performed either by us or PBF Energy under the applicable agreement, such as:

•	acts of God;

•	strikes, lockouts or other industrial disturbances;

•	acts of the public enemy, wars, terrorism, blockades, insurrections, riots or civil disturbances;

•	storms, floods, washouts or other interruptions caused by acts of nature or the environment;

•	arrests or the order of any court or governmental authority claiming or having jurisdiction while the same is in force and effect;

•	civil disturbances, explosions, fires, breakage leaks, releases, accidents to machinery, vessels, storage tanks, lines of pipe, rail lines and equipment;

•	any inability to obtain or unavoidable delay in obtaining material or equipment;

•	any inability to obtain or distribute crude oil, feedstocks, other products or materials necessary for operation because of a failure of third-party logistics systems; and

•	any other causes not reasonably within the control of the party claiming suspension and which by the exercise of commercially reasonable efforts such party is unable to prevent or overcome.

Accordingly, under our commercial agreements with PBF Energy, there exists a broad range of events that could result in our no longer being able to utilize our facilities and PBF Energy no longer having an obligation to meet its MVCs or pay the full amount of fees or other amounts otherwise owing under these agreements. Furthermore, a single event relating to one of PBF Energy’s refineries could have such an impact on a number of our commercial agreements with PBF Energy. Any reduction, suspension or termination of any of our commercial agreements could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

A cyber-attack on, or other failure of, our technology infrastructure could affect our and PBF Energy’s business and assets, and have a material adverse effect on our and PBF Energy’s financial condition, results of operations and cash flows.

We and PBF Energy are becoming increasingly dependent on our technology infrastructure and certain critical information systems which process, transmit and store electronic information, including information we use to safely and effectively operate our respective assets and businesses. These information systems include data network and telecommunications, internet access, our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our pipelines and terminals. We have invested, and expect to continue to invest, significant time, manpower and capital in our technology infrastructure and information systems. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cybersecurity threats to gain unauthorized access to sensitive information, cyber-attacks, which may render data systems unusable, and physical threats to the security of our and PBF Energy’s facilities and infrastructure or third-party facilities and infrastructure. Additionally, our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including such systems of PBF Energy that we utilize pursuant to the Omnibus Agreement. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. Furthermore, we and PBF Energy rely on information systems across our respective operations, including the management of supply chain and various other processes and transactions. As a result, a disruption on any information systems at our operating locations, or at PBF Energy’s refineries, pipelines or terminals, may cause disruptions to our collective operations.

The potential for such security threats or system failures has subjected our operations to increased risks that could have a material adverse effect on our business. To the extent that these information systems are under our control, we and PBF Energy have implemented measures such as virus protection software, emergency recovery processes and a formal disaster recovery plan to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe, and our formal disaster recovery plan and other implemented measures may not prevent delays or other complications that could arise from an information systems failure. If a key system was hacked or otherwise interfered with by an unauthorized user, or was to fail or experience unscheduled downtime for any reason, even if only for a short period, or any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, damage our reputation and subject us to additional costs and liabilities.

Cyber-attacks against us or others in our industry could result in additional regulations, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups. These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches. These attacks may be perpetrated by state-sponsored groups, “hacktivists,” criminal organizations or private individuals (including employee malfeasance). Current efforts by the federal government, such as the Strengthening the Cybersecurity of Federal Networks and Critical Infrastructure executive order, and any potential future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.

Further, our business interruption insurance may not compensate us adequately for losses that may occur. We do not carry insurance specifically for cybersecurity events; however, certain of our insurance policies may allow for coverage for a cyber-event resulting in ensuing property damage from an otherwise insured peril. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position, results of operations and cash flows. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur.

Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy or other catastrophic events may negatively affect our and PBF Energy’s operations, financial condition, results of operations, cash flows, and our ability to make distributions to our unitholders.

Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy or other catastrophic events in areas or regions of the world where we operate or where PBF Energy acquires crude oil and other raw materials or sells its refined petroleum products may affect our business in unpredictable ways, including forcing us to increase security measures and causing disruptions of supplies and distribution markets. We may also be subject to U.S. trade and economic sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to PBF Energy’s crude oil acquisition activities. Further, like other industrial companies, our facilities or PBF Energy’s facilities may be the target of terrorist activity or subject to catastrophic events such as natural disasters and pandemic illness. Any act of war, terrorism or other catastrophic event that results in damage to any of our logistics assets or PBF Energy’s refineries or third-party facilities upon which we or PBF Energy are dependent for our business operations could have a material adverse effect on our business, results of operations and financial condition.

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

We can provide no assurance that we will be able to attract material third-party revenue to our existing or future assets. Our efforts to establish our reputation and attract new unaffiliated customers may be adversely affected by our relationship with PBF Energy and our desire to provide services pursuant to fee-based contracts. Our existing and potential third-party customers may prefer to obtain services under contracts through which we could be required to assume direct commodity exposure.

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

PBF Energy has a significant amount of debt. As of December 31, 2019, PBF Energy had total debt of $2,097.3 million, excluding deferred debt issuance costs of $32.4 million. In addition to its outstanding debt, as of December 31, 2019, PBF Energy could have incurred an additional $1,673.5 million of indebtedness based on the available capacity under existing debt agreements. On January 24, 2020, PBF Energy incurred additional debt in conjunction with PBF Holding’s issuance of $1.0 billion in aggregate principal amount of 6.00% senior unsecured notes due 2028. PBF Energy’s significant level of debt could increase its and our vulnerability to general adverse economic and industry conditions and require PBF Energy to dedicate a substantial portion of its cash flow from operations to service its debt and lease obligations, thereby reducing the availability of its cash flow to fund its growth strategy, including capital expenditures, acquisitions and other business opportunities. Furthermore, a higher level of indebtedness at PBF Energy increases the risk that it may default on its obligations, including under its commercial agreements with us. The covenants contained in the agreements governing PBF Energy’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, PBF Energy’s indebtedness requires that any transactions PBF Energy enters into with us must be on terms no less favorable to PBF Energy than those that could have been obtained with an unrelated person.

Our credit rating may be adversely affected by the leverage or any change in the credit rating of PBF Energy, or its subsidiaries, or of the debt held by such entities, as credit rating agencies such as Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) and Fitch Ratings, Inc. may consider the leverage and credit profile of PBF Energy and its affiliates because of their ownership interest in and control of us and because PBF Energy currently accounts for a substantial majority of our revenue. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make cash distributions to our unitholders.

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

Our logistics operations are subject to all of the risks and operational hazards inherent in processing crude oil and receiving, handling, storing and transferring crude oil, refined products, natural gas and intermediates, including:

•	damages to our facilities, related equipment and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	interruption of service or processing capability due to a major accident, power outage, cyber-attack, act of terrorism or other unforeseen events;

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

We may be unsuccessful in integrating the operations of the assets and businesses we acquire with our existing operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.

From time to time, we expect to evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions, including dropdown transactions from PBF Energy, may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions.

Our expansion of existing assets and construction of new assets, including execution of organic growth projects, may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets, including execution of organic growth projects. Other than certain existing capital projects underway, we have no additional material commitments for expansion or construction projects as of December 31, 2019. Organic growth projects such as the construction of a pipeline or terminal or the expansion of our existing terminals or pipelines involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these types of projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. Even if we receive such commitments, we may not realize an increase in revenue for an extended period of time. For instance, if we build a pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenue until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in production in a region or gain access to crude oil supplies at lower costs and such growth or access may not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

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

We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations. Compliance with or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.

Our operations require numerous permits and authorizations under various laws and regulations enforced by EPA, the DOT, OSHA, the FRA, as well as numerous other state, local and federal agencies. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have a negative effect on our business, results of operations and cash flows.

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

Refer to Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion on health, safety, environmental and other laws and regulations.

Changes in laws or standards affecting the transportation of North American crude oil by rail could significantly reduce volumes throughput at our facilities, and, as a result, our revenue could decline, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

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

Our pipelines, terminals, storage and processing assets are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to service our indebtedness.

Regulation of emissions of GHGs could force us to incur increased capital and operating costs and could have a material adverse effect on our results of operations and financial condition.

EPA has taken steps to regulate GHGs under the CAA. EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce GHG emissions associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards. Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for commodities that we handle, transport and store. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.

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

Our business may suffer if any of our or PBF Energy’s senior executives or other key employees discontinue employment with us or PBF Energy. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain labor productivity.

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

At the East Coast Terminals and the East Coast Storage Assets, most hourly employees are covered by collective bargaining agreements with the USW. The agreement with the USW covering the East Coast Terminals is scheduled to expire in April 2024 and the agreement with the USW covering the East Coast Storage Assets is scheduled to expire in January 2022. Additionally, PBF Energy’s refineries, with which we do business, utilize unionized employees. The Delaware City, Toledo, Chalmette and Torrance refineries are covered by agreements with the USW. Similarly, at the Paulsboro Refinery, hourly employees are represented by the IOW. Future negotiations as our collective agreements expire may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.

Risks Related to Our Indebtedness

The 2023 Notes and the Revolving Credit Facility contain restrictions which could adversely affect our business, financial condition, results of operations and our ability to service our indebtedness.

We are dependent upon the earnings and cash flows generated by our operations in order to meet our debt service obligations. The Revolving Credit Facility and the indenture governing the 2023 Notes each contain, and any future financing agreements may contain, operating and financial restrictions and covenants that could restrict our ability to finance future operations or capital needs, or to expand or pursue our business activities, which may, in turn, limit our ability to service our indebtedness. For example, the Revolving Credit Facility and the indenture that governs the 2023 Notes restrict our ability to, among other things:

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

The provisions of the Revolving Credit Facility and the indenture that governs the 2023 Notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our existing debt could result in an event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full and the holders of our units could experience a partial or total loss of their investment. Refer to “Capital Resources and Liquidity—Credit Facilities” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for further information.

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

•
a substantial portion of our cash flow is required to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and payments of our debt obligations, including the 2023 Notes;

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

Any borrowings and letters of credit issued under the Revolving Credit Facility will be secured and, as a result, effectively senior to the 2023 Notes and guarantees of the 2023 Notes by the guarantors, to the extent of the value of the collateral securing that indebtedness. In addition, the holders of any future debt we may incur that ranks equally with the 2023 Notes will be entitled to share ratably with the holders of the 2023 Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of the Partnership. This may have the effect of reducing the amount of proceeds paid to holders of the 2023 Notes in such events.

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

The discontinuation of LIBOR, and the adoption of an alternative reference rate, may have a material adverse impact on our floating rate indebtedness and financing costs.

We are subject to interest rate risk on floating interest rate borrowings under our Revolving Credit Facility. Borrowings under our Revolving Credit Facility have the optionality to use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR after 2021 to allow for an orderly transition to an alternate reference rate. In the United States, the Alternative Reference Rates Committee (the working group formed to recommend an alternative rate to LIBOR) has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. There can be no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. Although the full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of SOFR as the replacement rate for LIBOR, remains unclear, these changes may have an adverse impact on our floating rate indebtedness and financing costs.

We do not have the same flexibility as other types of organizations to accumulate cash which may limit cash available to service the Revolving Credit Facility or the 2023 Notes or to repay them at maturity.

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

As a result, we do not accumulate significant amounts of cash and thus do not have the same flexibility as corporations or other entities that do not pay dividends, or distributions, or have complete flexibility regarding the amounts they will distribute to their equity holders. The timing and amount of our distributions could significantly reduce the cash available to pay the principal, premium (if any) and interest on the Revolving Credit Facility or the 2023 Notes. The board of directors of our general partner will determine the amount and timing of such distributions and has broad discretion to establish and make additions to our reserves or the reserves of our operating subsidiaries as it determines are necessary or appropriate.

Although our payment obligations to our unitholders are subordinate to our payment obligations with respect to the Revolving Credit Facility or the 2023 Notes, the value of our units will decrease in correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may not be able to issue equity to recapitalize.

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

Many of the covenants in the indenture governing the 2023 Notes will terminate if the 2023 Notes are rated investment grade by Moody’s and Standard & Poor’s, provided at such time no default under the indenture has occurred and is continuing. These covenants restrict, among other things, our ability to pay distributions, incur debt and enter into certain other transactions. There can be no assurance that the 2023 Notes will ever be rated investment grade or that if they are rated investment grade, that the 2023 Notes will maintain these ratings. However, termination of these covenants would allow us to engage in certain transactions that would not be permitted while these covenants were in force.

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

We distribute most of our cash available for distribution, which may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to our common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders or otherwise invest in or grow our business.

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

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner or the conflicts committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth sub-bullets above, then it will be presumed that, in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

The administrative services fee and reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce our cash available for distribution to our common unitholders. The amount and timing of such reimbursements will be determined by our general partner.

Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including PBF Energy, for costs and expenses they incur and payments they make on our behalf. Prior to making distributions, we will pay our general partner and its affiliates an annual fee for the provision of centralized administrative services and employees and reimburse our general partner and its affiliates for direct or allocated costs and expenses incurred on our behalf pursuant to the Omnibus Agreement, which we currently estimate, as of January 1, 2020, will total $8.3 million annually, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to us for the year ending December 31, 2020. In addition, prior to making distributions, we expect to pay an annual fee of $8.6 million to PBF Holding for the provision of certain personnel and utilities and other infrastructure-related services with respect to our business pursuant to the Services Agreement. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.

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

Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates, including PBF Energy, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units voting together as a single class is required to remove our general partner. PBF Energy currently indirectly owns 48.2% of our outstanding common units.

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

As of December 31, 2019, PBF Energy holds 29,953,631 common units. In addition, we have agreed to provide PBF Energy with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time PBF Energy and its controlled affiliates own more than 80% of our common units, PBF Energy will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. PBF Energy owns 48.2% of our outstanding common units as of December 31, 2019.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for U.S. federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.

The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based on our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time members of the U.S. Congress have proposed and considered substantive changes to the existing federal income tax laws, which would affect publicly traded partnerships, including elimination of partnership tax treatment of publicly traded partnerships.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. We believe the income that we treat as qualifying satisfies the requirements under current regulations. However, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership for U.S. federal income tax purposes in the future.

We are unable to predict whether any legislation or other tax-related proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes. Any such changes could negatively impact the value of an investment in our common units.

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

Our ability to deduct business interest expense is limited for U.S. federal income tax purposes to an amount equal to the sum of our business interest income and 30% of our “adjusted taxable income” during the taxable year computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.

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

The Tax Cuts and Jobs Act of 2017 imposes a federal income tax withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, application of this withholding rule to dispositions of publicly traded partnership interests has been suspended by the IRS until regulations or other guidance have been issued. It is not clear when or if such regulations or guidance will be issued. Non-U.S. persons should consult a tax advisor before investing in our common units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based on the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based on the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, these regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, such unitholders would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax adviser to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their units.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Refer to “Item 1. Business” of this Form 10-K for a discussion of our properties.

ITEM 3.  LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows. We are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us, except as follows:

On December 28, 2016, DNREC issued an Ethanol Permit to the Delaware City Refinery allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing, ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action have filed a joint motion with the Coastal Zone Board, requesting that the Coastal Zone Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. That joint motion remains pending before the Coastal Zone Board.

During 2018, EPA conducted certain evaluations of the ambient air in the vicinity of one of our terminals. We and EPA agreed to resolve EPA’s allegations through execution of an Administrative Consent Order (the “ACO”). The ACO, effective on November 13, 2019, provides for us to make a civil penalty payment of $0.2 million, and commit to certain injunctive relief, notably including the installation and operation of a thermal oxidizer to reduce the emissions to the atmosphere of volatile organic compound emissions collected from certain existing tanks. Pursuant to the terms of the ACO, we do not admit the factual or legal allegations, nor any liability for noncompliance as alleged by EPA.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UNIT PRICE AND CASH DISTRIBUTIONS

Our common units trade on the NYSE under the symbol “PBFX.” As of February 18, 2020, there were eight holders of record of our 32,176,561 outstanding common units held by the public, including common units held in street name. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 18, 2020, PBF Energy owned 29,953,631 of our common units, which constitute a 48.2% ownership interest in us.

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

Incentive Distribution Rights

Prior to the IDR Restructuring, PBF LLC held IDRs that entitled it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distributed from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50.0% included distributions paid to PBF LLC on its partner interest. The maximum distribution of 50.0% did not include any distributions that PBF LLC previously received on common units that it owns. On a quarterly basis, PBF LLC was entitled to receive distributions at the 50.0% level. Subsequent to the closing of the IDR Restructuring, the IDRs were canceled, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions. As such, PBF LLC did not receive any IDR payments from PBFX for the year ended December 31, 2019.

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

UNREGISTERED SALES OF EQUITY SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information relating to compensation plans under which the Partnership’s securities are authorized for issuance.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data as of and for each of the five years in the period ended December 31, 2019. All financial information has been retrospectively adjusted for the Acquisitions from PBF as noted below.

We acquired from PBF LLC the Contributed Assets in connection with the Acquisitions from PBF during 2014 through 2019. The Acquisitions from PBF were considered transfers between entities under common control. Accordingly, our financial information contained herein has been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from PBF prior to the effective date of each acquisition for all periods presented, with the exception of the Delaware Ethanol Storage Facility, which is considered an asset purchase. Net income (loss) attributable to the Acquisitions from PBF prior to their respective acquisition effective dates was allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss); therefore, there is no retrospective adjustment to net income per unit.

With the exception of revenue generated by the DCR Products Pipeline and the Paulsboro Lube Oil Terminal, our Predecessor generally recognized only the costs and did not record revenue for transactions with PBF Energy prior to the Acquisitions from PBF. Affiliate revenue has been recorded for certain of our assets subsequent to the commencement of the commercial agreements with PBF Energy upon completion of certain of the Acquisitions from PBF. As a result, the information included in the following tables is not necessarily comparable on a year-over-year basis. Refer to “Factors Affecting the Comparability of Our Financial Results” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except unit and per unit amounts)
Statements of operations data:
Total revenue (a)	$340,212	$283,440	$257,588	$189,006	$142,696
Net income	108,169	100,837	110,016	74,807	69,008
Loss attributable to Predecessor	—	(2,443)	(4,986)	(11,832)	(4,840)
Income attributable to noncontrolling interest	7,881	17,819	14,565	5,679	—
Net income attributable to the partners	100,288	85,461	100,437	80,960	73,848
Income attributable to the IDR holder (b)	—	10,011	9,055	4,031	—
Net income attributable to PBF Logistics LP unitholders	$100,288	$75,450	$91,382	$76,929	$73,848

Net income per limited partner unit:
Common units - basic	$1.71	$1.73	$2.17	$2.01	$2.18
Common units - diluted	1.71	1.73	2.17	2.01	2.18
Subordinated units - basic and diluted	—	—	2.15	2.01	2.18

Weighted-average limited partner units outstanding:
Common units - basic	58,583,231	43,646,997	35,505,446	22,288,118	17,956,152
Common units - diluted	58,687,945	43,731,299	35,568,760	22,338,784	17,956,152
Subordinated units - basic and diluted	—	—	6,572,245	15,886,553	15,886,553
Cash distribution per unit	$2.0650	$1.9900	$1.8950	$1.7400	$1.5200

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance sheets data (at period end):
Total assets	$973,002	$956,353	$748,215	$767,380	$434,136
Debt	802,104	673,324	548,793	571,675	599,635

Cash flows provided by (used in):
Operating activities	$149,007	$133,141	$138,182	$94,053	$73,656
Investing activities	(31,746)	(175,696)	(50,234)	70,298	(9,308)
Financing activities	(102,203)	42,799	(132,505)	(118,808)	(59,835)
Net change in cash and cash equivalents	$15,058	$244	$(44,557)	$45,543	$4,513

Capital expenditures (c):
Expansion	$23,632	$169,023	$85,662	$121,026	$8,179
Maintenance	7,820	6,168	4,596	2,920	1,826
Regulatory	294	505	—	—	—
Total capital expenditures	$31,746	$175,696	$90,258	$123,946	$10,005
____________________

(a)	We did not record revenue for the Contributed Assets (with the exception of the DCR Products Pipeline and the Paulsboro Lube Oil Terminal) prior to the effective dates of the Acquisitions from PBF.

(b)
Subsequent to the closing of the IDR Restructuring, the IDRs were canceled, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions.

(c)
Expansion capital expenditures include acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term. Maintenance capital expenditures include expenditures required to maintain equipment reliability, integrity and safety. Regulatory capital expenditures include expenditures incurred to address environmental laws or regulations.

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

With the exception of revenue generated by the DCR Products Pipeline and the Paulsboro Lube Oil Terminal, our Predecessor generally recognized only the costs and did not record revenue for transactions with PBF Energy prior to the IPO and the Acquisitions from PBF. Affiliate revenue has been recorded for certain of our assets in the Transportation and Terminaling and Storage segments subsequent to the commencement of the commercial agreements with PBF Energy upon completion of the IPO and the Acquisitions from PBF. Refer to “Item 6. Selected Financial Data” and “Factors Affecting the Comparability of Our Financial Results” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information. Refer to “Overview” in “Item 1. Business” for further information regarding the Acquisitions from PBF.

The following information concerning our results of operations and financial condition should be read in conjunction with “Item 1. Business,” “Item 1A. Risk Factors,” “Item 2. Properties,” “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data,” respectively, included in this Form 10-K.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, which involve risk and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time, make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time; therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. All forward-looking information in this Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

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

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to the processing of crude oil and the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	the threat of cyber-attacks;

•	our and PBF Energy’s increased dependence on technology;

•	interest rates;

•	labor relations;

•	changes in the availability and cost of capital;

•	the effects of existing and future laws and governmental regulations, including those related to the shipment of crude oil by rail;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for PBF Energy’s refined products and natural gas and the differential in the prices of different crude oils;

•	the suspension, reduction or termination of PBF Energy’s obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, PBF Energy’s facilities or third-party facilities on which our business is dependent;

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

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-

looking statements contained in this Form 10-K may not in fact occur. Accordingly, investors should not place undue reliance on those statements.

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

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of December 31, 2019, owned 99% of the total economic interest in PBF LLC. As of December 31, 2019, PBF LLC held a 48.2% limited partner interest in us, with the remaining 51.8% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, storage and processing assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries. Refer to “Item 1. Business” in this Form 10-K for more detailed information on our business and assets.

Business Developments

Refer to “Business Developments” included in “Item 1. Business” of this Form 10-K for discussion regarding our business developments during the fiscal year 2019.

Principles of Combination and Consolidation and Basis of Presentation

Our Predecessor did not historically operate its assets for the purpose of generating revenue independent of other PBF Energy businesses that we support, with the exception of the DCR Products Pipeline and the Paulsboro Lube Oil Terminal. In connection with the closing of the IPO and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy, under which we operate our assets for the purpose of generating fee-based revenue. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the U.S. and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Paulsboro, New Jersey; Delaware City, Delaware; Toledo, Ohio; Chalmette, Louisiana; and Torrance, California. We acquired various terminal, pipeline and storage assets from PBF Energy, which are integral components of the crude oil, refined products and natural gas delivery and storage operations at PBF Energy’s refineries. In addition, we generate third-party revenue from certain of our assets.

The consolidated financial statements presented in this Form 10-K include our consolidated financial results as of and for the period ending December 31, 2019. We have retrospectively adjusted our financial information contained herein to include the historical results of the Acquisitions from PBF prior to the effective date of each transaction including the Development Assets, with the exception of the Delaware Ethanol Storage Facility as it is considered an asset purchase, prior to the acquisition of the Development Assets.

Business Strategies

We continue to focus on the following strategic areas:

Maintain Safe, Reliable and Efficient Operations.
•
Maintain, emphasize and improve safety, reliability, environmental compliance and efficiency of our operations

•
Improve operating performance through preventive maintenance programs, employee training and development programs

Generate Stable, Fee-Based Cash Flows.
•
Utilize long-term, fee-based logistics contracts that provide stable, predictable cash flows

•
Leverage PBF Energy for a substantial majority of our revenue and continue to seek commercial agreements which include minimum commitments

•
Generate third-party revenue from certain of our assets and seek future third-party growth opportunities

Grow Through Acquisitions and Organic Projects.
•
Pursue strategic acquisitions independently and jointly with PBF Energy that complement and grow our asset base

•
Pursue strategic organic projects that enhance our existing assets and increase our revenues

•
Take advantage of opportunistic dropdown transactions with our parent sponsor that may arise

Seek to Optimize Our Existing Assets and Pursue Third-Party Volumes.	• Enhance profitability by increasing throughput volumes from PBF Energy, attracting third-party volumes, improving operating efficiencies and managing costs

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

Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil, refined products and natural gas that we throughput at our terminaling and pipeline operations and our available storage capacity. These volumes are primarily affected by the supply of and demand for crude oil, refined products and natural gas in the markets served directly or indirectly by our assets. Although PBF Energy has committed to minimum volumes under certain commercial agreements, our results of operations will be impacted by:

•	PBF Energy’s utilization of our assets in excess of MVCs;

•	our ability to identify and execute accretive acquisitions and organic expansion projects and capture incremental PBF Energy or third-party volumes; and

•	our ability to increase throughput volumes at our facilities and provide additional ancillary services at those terminals and pipelines.

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

EBITDA, EBITDA Attributable to PBFX, Adjusted EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation, amortization and change in contingent consideration. We define EBITDA attributable to PBFX as net income (loss) attributable to PBFX before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation, amortization and change in contingent consideration attributable to PBFX, which excludes the results of Acquisitions from PBF prior to the effective dates of such transactions and earnings attributable to the CPI earn-out. We define Adjusted EBITDA as EBITDA attributable to PBFX excluding acquisition and transaction costs, non-cash unit-based compensation expense and items that meet the conditions of unusual, infrequent and/or non-recurring charges. We define distributable cash flow as EBITDA attributable to PBFX plus non-cash unit-based compensation expense, less cash interest, maintenance capital expenditures attributable to PBFX and income taxes. Distributable cash flow will not reflect changes in working capital balances. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are not presentations made in accordance with GAAP.

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations due to our recent acquisition activity, which is discussed in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, the IDR Restructuring, recent debt and equity transactions and our annual inflation adjustment to our commercial agreements.

As a result of our recent acquisitions, we incurred additional revenue, operating and maintenance expenses and general and administrative expenses. As a result of the IDR Restructuring, which closed on February 28, 2019, IDRs held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions. As a result of the TVPC Acquisition, we no longer record a noncontrolling interest related to TVPC on either the consolidated balance sheets or the consolidated statements of operations.

Other Factors That Will Significantly Affect Our Results

Supply and Demand for Crude Oil, Refined Products and Natural Gas. We generate revenue by charging fees for receiving, handling, transferring, storing, throughputting and processing crude oil, refined products and natural gas. A majority of our revenue is derived from MVC, fee-based commercial agreements with subsidiaries of PBF Energy with initial terms ranging from one to fifteen years, which enhance the stability of our cash flows. The volume of crude oil, refined products and natural gas that is throughput depends substantially on PBF Energy’s operational needs which are largely impacted by refining margins. Refining margins are greatly dependent upon the price of crude oil or other refinery feedstocks, refined products and natural gas.

Factors driving the prices of petroleum-based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Refer to “Item 1A. Risk Factors” in this Form 10-K for more information on factors affecting margins and commodity pricing.

Acquisition and Organic Growth Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under our Omnibus Agreement, subject to certain exceptions, we have a right of first offer on certain logistics assets owned by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Holding’s refineries related to our business in the event PBF Energy permanently shuts down PBF Holding’s refineries. In addition, our commercial agreements provide us with the right to use certain assets at PBF Holding’s refineries in the event of a temporary shutdown. Furthermore, we may pursue strategic asset acquisitions from third parties or organic growth projects to the extent such acquisitions or projects complement our or PBF Energy’s existing asset base or provide attractive potential returns. Identifying and executing acquisitions and organic growth projects is a key part of our strategy, and we believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise. However, if we do not complete acquisitions or organic growth projects on economically acceptable terms, our future growth will be limited, and the acquisitions or projects we do complete may reduce, rather than increase, our cash available for distribution. These acquisitions and organic growth projects could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under the Revolving Credit Facility and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

Third-Party Business. As of December 31, 2019, PBF Holding accounts for a substantial majority of our revenue, and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Holding’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations are presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance.

Combined Overview. The following tables summarize our results of operations and financial data for the years ended December 31, 2019, 2018 and 2017. The following data should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Revenue:
Affiliate	$300,877	$259,426	$240,654
Third-Party	39,335	24,014	16,934
Total revenue	340,212	283,440	257,588

Costs and expenses:
Operating and maintenance expenses	118,614	88,390	73,521
General and administrative expenses	24,515	21,371	16,284
Depreciation and amortization	38,601	29,809	24,404
Change in contingent consideration	(790)	—	—
Total costs and expenses	180,940	139,570	114,209

Income from operations	159,272	143,870	143,379

Other expense:
Interest expense, net	(46,555)	(40,541)	(31,875)
Amortization of loan fees and debt premium	(1,780)	(1,717)	(1,488)
Accretion on discounted liabilities	(2,768)	(775)	—
Net income	108,169	100,837	110,016
Less: Net loss attributable to Predecessor	—	(2,443)	(4,986)
Less: Net income attributable to noncontrolling interest	7,881	17,819	14,565
Net income attributable to the partners	100,288	85,461	100,437
Less: Net income attributable to the IDR holder	—	10,011	9,055
Net income attributable to PBF Logistics LP unitholders	$100,288	$75,450	$91,382

Other data:
EBITDA attributable to PBFX	$184,807	$152,428	$152,084
Adjusted EBITDA	200,988	161,081	157,962
Distributable cash flow	137,050	111,586	120,038
Capital expenditures, including acquisitions	31,746	175,696	90,258

Reconciliation of Non-GAAP Financial Measures. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Operations,” our management uses EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow to analyze our performance. The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$108,169	$100,837	$110,016
Interest expense, net	46,555	40,541	31,875
Amortization of loan fees and debt premium	1,780	1,717	1,488
Accretion on discounted liabilities	2,768	775	—
Change in contingent consideration	(790)	—	—
Depreciation and amortization	38,601	29,809	24,404
EBITDA	197,083	173,679	167,783
Less: Predecessor EBITDA	—	(2,051)	(4,303)
Less: Noncontrolling interest EBITDA	10,180	23,302	20,002
Less: Earnings attributable to the CPI earn-out	2,096	—	—
EBITDA attributable to PBFX	184,807	152,428	152,084
Non-cash unit-based compensation expense	6,765	5,757	5,345
Cash interest	(47,081)	(40,685)	(33,050)
Maintenance capital expenditures attributable to PBFX	(7,441)	(5,914)	(4,341)
Distributable cash flow	$137,050	$111,586	$120,038

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, which is the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$149,007	$133,141	$138,182
Change in operating assets and liabilities	8,286	5,754	3,071
Interest expense, net	46,555	40,541	31,875
Non-cash unit-based compensation expense	(6,765)	(5,757)	(5,345)
EBITDA	197,083	173,679	167,783
Less: Predecessor EBITDA	—	(2,051)	(4,303)
Less: Noncontrolling interest EBITDA	10,180	23,302	20,002
Less: Earnings attributable to the CPI earn-out	2,096	—	—
EBITDA attributable to PBFX	184,807	152,428	152,084
Non-cash unit-based compensation expense	6,765	5,757	5,345
Cash interest	(47,081)	(40,685)	(33,050)
Maintenance capital expenditures attributable to PBFX	(7,441)	(5,914)	(4,341)
Distributable cash flow	$137,050	$111,586	$120,038

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$108,169	$100,837	$110,016
Interest expense, net	46,555	40,541	31,875
Amortization of loan fees and debt premium	1,780	1,717	1,488
Accretion on discounted liabilities	2,768	775	—
Change in contingent consideration	(790)	—	—
Depreciation and amortization	38,601	29,809	24,404
EBITDA	197,083	173,679	167,783
Less: Predecessor EBITDA	—	(2,051)	(4,303)
Less: Noncontrolling interest EBITDA	10,180	23,302	20,002
Less: Earnings attributable to the CPI earn-out	2,096	—	—
EBITDA attributable to PBFX	184,807	152,428	152,084
Acquisition and transaction costs	3,842	2,896	533
Non-cash unit-based compensation expense	6,765	5,757	5,345
East Coast Terminals environmental remediation costs	4,692	—	—
PNGPC tariff true-up adjustment	882	—	—
Adjusted EBITDA	$200,988	$161,081	$157,962

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA, for informational purposes, for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income attributable to noncontrolling interest	$7,881	$17,819	$14,565
Depreciation and amortization related to noncontrolling interest (a)	2,299	5,483	5,437
Noncontrolling interest EBITDA	$10,180	$23,302	$20,002
____________

(a)
Represents 50% of depreciation and amortization for TVPC for the five months ended May 31, 2019 and the years ended December 31, 2018 and 2017. Subsequent to the closing of the TVPC Acquisition on May 31, 2019, we own 100% of the equity interest in TVPC and no longer record a noncontrolling interest.

Summary.

Our net income for the year ended December 31, 2019 increased by approximately $7.3 million, or 7.3%, to $108.2 million from $100.8 million for the year ended December 31, 2018, details of which are shown in the following graph and further described below.

The increase in net income was primarily due to the following:

•
an increase in total revenue of approximately $56.8 million, or 20.0%, primarily attributable to operations of recently acquired or constructed assets, including the recommencement of certain of the idled assets acquired in the East Coast Storage Assets Acquisition, inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”) in 2019 and higher throughput at certain of our assets, offset by a decrease in revenue at the Paulsboro Natural Gas Pipeline due to a reduction in its pipeline tariff based on the lower than budget Paulsboro Natural Gas Pipeline project costs, which were finalized during the first quarter of 2019 (the “PNGPC Rate Adjustment”);

•	an increase in change in contingent consideration of approximately $0.8 million, or 100.0%, as a result of the change in estimated future payouts associated with the Contingent Consideration;
offset by the following:

•
an increase in operating and maintenance expenses of approximately $30.2 million, or 34.2%, as a result of expenses related to the operations of recently acquired assets, higher environmental clean-up remediation costs, increased maintenance activity, increased utility expenses coinciding with higher throughput at certain of our assets, increased regulatory costs and remediation of product contamination costs at one of our terminals;

•
an increase in general and administrative expenses of approximately $3.1 million, or 14.7%, as a result of transaction costs related to the IDR Restructuring, higher unit-based compensation expense and higher annual expense associated with the Omnibus Agreement, offset by lower acquisition related costs:

•	an increase in depreciation and amortization of approximately $8.8 million, or 29.5%, related to the timing of acquisitions and new assets being placed in service;

•	an increase in other expense of approximately $8.1 million, or 18.8%, related to:

◦	an increase in interest expense, net of approximately $6.0 million, or 14.8%, attributable to higher borrowings under our Revolving Credit Facility;

◦	an increase in amortization of loan fees and debt premium of approximately $0.1 million, or 3.7%;

◦
an increase in accretion on discounted liabilities of approximately $2.0 million, or 257.2%, attributable to a full year of accretion on the discounted liabilities recorded in connection with the acquisition of the East Coast Storage Assets;

EBITDA attributable to PBFX for the year ended December 31, 2019 increased by approximately $32.4 million to $184.8 million from $152.4 million for the year ended December 31, 2018 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration, noncontrolling interest and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the year ended December 31, 2019 increased by approximately $39.9 million to $201.0 million from $161.1 million for the year ended December 31, 2018 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation, certain environmental remediation costs and the PNGPC Rate Adjustment.

Our net income for the year ended December 31, 2018 decreased by approximately $9.2 million, or 8.3%, to $100.8 million from $110.0 million for the year ended December 31, 2017, details of which are shown in the following graph and further described below.

The decrease in net income was primarily due to the following:

•
an increase in operating and maintenance expenses of approximately $14.9 million, or 20.2%, as a result of increased utilities expenses within our Transportation and Terminaling segment, higher maintenance and materials expenses and expenses related to the operations of recently acquired or constructed assets, offset by a decrease in outside services expenses within our Transportation and Terminaling segment;

•
an increase in general and administrative expenses of approximately $5.1 million, or 31.2%, as a result of higher acquisition related costs, higher audit and tax-related fees and higher outside services expenses;

•	an increase in depreciation and amortization of approximately $5.4 million, or 22.1%, related to the timing of acquisitions and new assets being placed in service;

•	an increase in other expense of approximately $9.7 million, or 29.0%, related to:

◦
an increase in interest expense, net of approximately $8.7 million, or 27.2%, attributable to the interest costs associated with the issuance of additional 2023 Notes, offset by lower borrowings under the Revolving Credit Facility for a majority of the year;

◦
an increase in amortization of loan fees and debt premium of approximately $0.2 million, or 15.4%, attributable to the increase in loans fees and debt premium associated with the issuance of additional 2023 Notes and the Revolving Credit Facility;

◦
an increase in accretion on discounted liabilities of approximately $0.8 million, or 100.0%, attributable to the accretion on the discounted liabilities recorded in connection with the acquisition of the East Coast Storage Assets;

offset by the following:

•
an increase in total revenue of approximately $25.9 million, or 10.0%, primarily attributable to operations of recently acquired or constructed assets and the 2018 Inflation Rate Increase, offset by decreases in throughput fees resulting from the amendments to the Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement, each between DCTC and PBF Holding, effective January 1, 2018 (together, the “Amended and Restated Rail Agreements”).

EBITDA attributable to PBFX for the year ended December 31, 2018 increased by approximately $0.3 million to $152.4 million from $152.1 million for the year ended December 31, 2017 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities and noncontrolling interest.

Adjusted EBITDA for the year ended December 31, 2018 increased by approximately $3.1 million to $161.1 million from $158.0 million for the year ended December 31, 2017 due to the factors noted above, excluding the impact of acquisition and transaction costs and unit-based compensation.

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

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$261,847	$232,316	$217,404
Third-party	20,898	18,096	16,934
Total revenue	282,745	250,412	234,338

Costs and expenses:
Operating and maintenance expenses	91,883	76,176	65,885
Depreciation and amortization	27,826	24,899	21,650
Total costs and expenses	119,709	101,075	87,535
Transportation and Terminaling Segment Operating Income	$163,036	$149,337	$146,803

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd)*	293,504	291,655	204,833
Lease tank capacity (average lease capacity barrels per month)**	2,194,328	2,067,660	2,089,529
Pipelines
Total throughput (bpd)*	163,608	164,787	140,900
Lease tank capacity (average lease capacity barrels per month)**	1,377,544	1,583,294	1,250,930
____________
(*) Calculated as the sum of the average throughput per day for each asset group for the period presented.

(**)	Lease capacity is based on tanks in service and average lease capacity available during the period.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Our Transportation and Terminaling operating income for the year ended December 31, 2019 increased by approximately $13.7 million, or 9.2%, to $163.0 million from $149.3 million for the year ended December 31, 2018, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:

•
an increase in revenue of approximately $32.3 million, or 12.9%, primarily attributable to operations of recently acquired or constructed assets, higher throughput at certain of our assets and the 2019 Inflation Rate Increase, offset by a decrease in revenue at the Paulsboro Natural Gas Pipeline due to the PNGPC Rate Adjustment;

offset by the following:

•
an increase in operating and maintenance expenses of approximately $15.7 million, or 20.6%, due to expenses related to the operations of recently acquired assets, higher environmental clean-up remediation costs, increased maintenance activity, increased utility expenses coinciding with higher throughput at certain of our assets, remediation of product contamination costs at one of our terminals and increased regulatory costs;

•	an increase in depreciation and amortization of approximately $2.9 million, or 11.8%, related to the timing of acquisitions and new assets being placed in service.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Our Transportation and Terminaling operating income for the year ended December 31, 2018 increased by approximately $2.5 million, or 1.7%, to $149.3 million from $146.8 million for the year ended December 31, 2017, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:

•
an increase in revenue of approximately $16.1 million, or 6.9%, primarily attributable to operations of recently acquired or constructed assets, increased throughput in excess of MVC levels at certain of our assets and the 2018 Inflation Rate Increase, offset by decreases in throughput fees resulting from the Amended and Restated Rail Agreements;

offset by the following:

•
an increase in operating and maintenance expenses of approximately $10.3 million, or 15.6%, due to operations of recently acquired or constructed assets, higher utilities expenses related to increased throughput volumes on our pipeline assets and higher maintenance and materials expenses, offset by a decrease in outside services expenses;

•	an increase in depreciation and amortization of approximately $3.2 million, or 15.0%, related to the timing of acquisitions and new assets being placed in service.

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
(in thousands, except for storage capacity reserved and total throughput)
Revenue:
Affiliate	$39,030	$27,110	$23,250
Third-party	18,437	5,918	—
Total revenue	57,467	33,028	23,250

Costs and expenses:
Operating and maintenance expenses	26,731	12,214	7,636
Depreciation and amortization	10,775	4,910	2,754
Change in contingent consideration	(790)	—	—
Total costs and expenses	36,716	17,124	10,390
Storage Segment Operating Income	$20,751	$15,904	$12,860

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)*	7,891,670	7,550,292	4,363,630
Total throughput (bpd)**	29,056	—	—
____________

(*)	Storage capacity is based on tanks in service and average shell capacity available during the period.

(**)	Calculated as the sum of the average throughput per day for each asset group for the period presented.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Our Storage operating income for the year ended December 31, 2019 increased by approximately $4.8 million, or 30.5%, to $20.8 million from $15.9 million for the year ended December 31, 2018, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:

•
an increase in revenue of approximately $24.4 million, or 74.0%, primarily attributable to the East Coast Storage Assets operations, including the recommencement of certain of the idled assets acquired in the East Coast Storage Assets Acquisition, and the 2019 Inflation Rate Increase;

•	an increase in change in contingent consideration of approximately $0.8 million, or 100.0%, as a result of the change in estimated future payouts associated with the Contingent Consideration;
offset by the following:

•	an increase in operating and maintenance expenses of approximately $14.5 million, or 118.9%, due to expenses associated with the East Coast Storage Assets, as well as increased regulatory costs;

•	an increase in depreciation and amortization of approximately $5.9 million, or 119.5%, related to the timing of acquisitions and new assets being placed in service.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Our Storage operating income for the year ended December 31, 2018 increased by approximately $3.0 million, or 23.7%, to $15.9 million from $12.9 million for the year ended December 31, 2017, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:

•
an increase in revenue of approximately $9.8 million, or 42.1%, primarily attributable to operations of recently acquired assets, higher available storage capacity and the 2018 Inflation Rate Increase;

offset by the following:

•	an increase in operating and maintenance expenses of approximately $4.6 million, or 60.0%, due to higher maintenance activity, as well as expenses associated with recently acquired assets;

•	an increase in depreciation and amortization of approximately $2.2 million, or 78.3%, related to the timing of acquisitions and new assets being placed in service.

Liquidity and Capital Resources

During 2019, we incurred net borrowings of $127.0 million including borrowings to fund the TVPC Acquisition, the remaining East Coast Storage Assets Acquisition payment, other capital expenditures and working capital requirements.

Refer to Notes 4 “Acquisitions” and 7 “Debt” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

At December 31, 2019, we had $283.0 million of borrowings and $4.8 million of letters of credit outstanding under the Revolving Credit Facility and $525.0 million in aggregate principal amount of outstanding 2023 Notes.

We expect our ongoing sources of liquidity to include cash generated from operations (including proceeds from our commercial agreements with PBF Holding), borrowings under the Revolving Credit Facility and issuances of additional debt and equity securities as appropriate given market conditions. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and distributions on our units, as well as make future acquisitions, will depend on our future operating performance, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness.

We have paid, and intend to continue to pay, at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $18.9 million per quarter and approximately $75.6 million on an annualized basis based on the number of common units outstanding as of December 31, 2019.

The tables below summarize our 2019 and 2018 quarterly distributions related to our quarterly financial results:

Quarter Ended	Declaration Date	Quarterly Distribution per Common Unit	Quarterly Distribution per Common Unit, Annualized	Total Cash Distributions (in thousands) (a)
December 31, 2019	February 13, 2020	$0.5200	$2.0800	$32,308
September 30, 2019	October 31, 2019	0.5200	2.0800	32,298
June 30, 2019	August 1, 2019	0.5150	2.0600	31,986
March 31, 2019	May 1, 2019	0.5100	2.0400	31,674
December 31, 2018	February 14, 2019	0.5050	2.0200	27,951
September 30, 2018	October 31, 2018	0.5000	2.0000	26,315
June 30, 2018	August 2, 2018	0.4950	1.9800	25,860
March 31, 2018	May 3, 2018	0.4900	1.9600	23,553
____________

(a)
Cash distributions are paid in the quarter subsequent to the period in which the distributions are earned. For the quarter ended December 31, 2019, total cash distribution was estimated based on vested shares anticipated to be outstanding as of the record date. We do not expect the actual distribution to be materially different.

Credit Facilities

Revolving Credit Facility

The maximum amount of the Revolving Credit Facility was increased to $500.0 million in July 2018. We have the ability to further increase the maximum amount of the Revolving Credit Facility by an additional $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from its lenders or other financial institutions and satisfaction of certain conditions. Refer to Note 7 “Debt” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information regarding the Revolving Credit Facility, as well as information pertaining to corresponding financial and other covenants. We are in compliance with the financial and other covenants as of December 31, 2019.

Senior Notes

During 2015 and 2017, we and our wholly-owned subsidiary, PBF Finance, issued a combined $525.0 million aggregate principal amount of the 2023 Notes. The 2023 Notes are guaranteed on a senior unsecured basis by all of our subsidiaries. In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the indenture governing the 2023 Notes. We have the option to repurchase all or a portion of the 2023 Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the 2023 Notes have the option to require that we repurchase the principal amounts of the 2023 Notes together with any accrued and unpaid interest to the date of redemption only upon a change in control, certain asset sale transactions, or in the event of a default as defined in the indenture governing the 2023 Notes. In addition, the 2023 Notes contain covenants limiting our and our restricted subsidiaries’ ability to make certain types of investments, incur additional debt, issue preferred equity, create liens, make certain payments, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. We are in compliance with the covenants as of December 31, 2019.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$149,007	$133,141	$138,182
Net cash used in investing activities	(31,746)	(175,696)	(50,234)
Net cash (used in) provided by financing activities	(102,203)	42,799	(132,505)
Net change in cash and cash equivalents	$15,058	$244	$(44,557)

Cash Flows from Operating Activities

Net cash provided by operating activities increased by approximately $15.9 million to $149.0 million for the year ended December 31, 2019 compared to $133.1 million for the year ended December 31, 2018. The increase in net cash provided by operating activities was the result of a net increase in non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium, accretion on discounted liabilities, unit-based compensation and change in contingent consideration of approximately $11.1 million and an increase in net income of approximately $7.3 million, offset by a decrease in the net changes in operating assets and liabilities of approximately $2.5 million primarily driven by the timing of collection of accounts receivables and liability payments.

Net cash provided by operating activities decreased by approximately $5.0 million to $133.1 million for the year ended December 31, 2018 compared to $138.2 million for the year ended December 31, 2017. The decrease in net cash provided by operating activities was the result of a decrease in net income of approximately $9.2 million and a decrease in the net changes in operating assets and liabilities of approximately $2.7 million primarily driven by the timing of collection of accounts receivables and liability payments, offset by a net increase in non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium, accretion on discounted liabilities and unit-based compensation of approximately $6.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by approximately $144.0 million to $31.7 million for the year ended December 31, 2019 compared to $175.7 million for the year ended December 31, 2018. The decrease in net cash used in investing activities was due to the acquisitions of the East Coast Storage Assets for $75.0 million and the Knoxville Terminals for $58.4 million, both of which occurred in 2018, and a decrease in capital expenditures of approximately $10.6 million primarily related to higher capital spend on organic growth projects in 2018 compared to 2019.

Net cash used in investing activities increased by approximately $125.5 million to $175.7 million for the year ended December 31, 2018 compared to $50.2 million for the year ended December 31, 2017. The increase in net cash used in investing activities was due to the acquisitions of the East Coast Storage Assets for $75.0 million and the Knoxville Terminals for $58.4 million, both of which occurred in 2018, and a decrease in net sales and maturities of marketable securities of approximately $40.0 million, offset by a decrease in capital expenditures of approximately $37.8 million primarily related to the construction of assets in 2017 and the acquisition of the Toledo Products Terminal for $10.1 million in April 2017.

Cash Flows from Financing Activities

Net cash used in financing activities changed by approximately $145.0 million to $102.2 million for the year ended December 31, 2019 compared to net cash provided by financing activities of $42.8 million for the year ended December 31, 2018. Net cash used in financing activities for the year ended December 31, 2019 consisted of the acquisition of the TVPC noncontrolling interest for $200.0 million, distributions to unitholders of $123.9 million, the deferred payment for the East Coast Storage Assets Acquisition of $32.0 million and distributions to TVPC members of $8.5 million, offset by proceeds from issuance of common units of $132.5 million, net borrowings under the Revolving Credit Facility of $127.0 million and deferred financing costs and other of $2.7 million. Net cash provided by financing activities for the year ended December 31, 2018 consisted of net borrowings under the Revolving Credit Facility of $126.3 million, proceeds from issuance of common units of $34.8 million and a contribution from PBF LLC of $4.2 million related to the 2018 pre-acquisition activities of the Development Assets, offset by distributions to unitholders of $98.8 million, distributions to TVPC members of $20.3 million and deferred financing costs and other of $3.5 million.

Net cash provided by financing activities changed by approximately $175.3 million to $42.8 million for the year ended December 31, 2018 compared to net cash used in financing activities of $132.5 million for the year ended December 31, 2017. Net cash provided by financing activities for the year ended December 31, 2018 consisted of net borrowings under the Revolving Credit Facility of $126.3 million, proceeds from issuance of common units of $34.8 million and a contribution from PBF LLC of $4.2 million related to the 2018 pre-acquisition activities of the Development Assets, offset by distributions to unitholders of $98.8 million, distributions to TVPC members of $20.3 million and deferred financing costs and other of $3.5 million. Net cash used in financing activities for the year ended December 31, 2017 consisted of net repayments on the Revolving Credit Facility of $159.5 million, distributions to unitholders of $85.4 million, repayment of the term loan of $39.7 million, distributions to TVPC members of $21.5 million, repayment of our Affiliate Note Payable of $11.6 million and deferred financing costs and other of $3.7 million, offset by proceeds from the issuance of the additional 2023 notes of $178.5 million and a contribution from PBF LLC of $10.4 million related to the 2017 pre-acquisition activities of the Paulsboro Natural Gas Pipeline and the Development Assets.

Capital Expenditures

Our capital requirements have consisted of, and are expected to continue to consist of: expansion, maintenance and regulatory capital expenditures. Expansion capital expenditures are expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term. Examples of expansion capital expenditures include the acquisition of assets, the construction, development or acquisition of equipment at our facilities or projects that provide additional throughput or storage capacity to the extent such capital expenditures are expected to expand our operating capacity or increase our operating income. Maintenance capital expenditures are expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the refurbishment and replacement of our transportation, terminaling, storage and processing assets and to maintain equipment reliability, integrity and safety. Regulatory capital expenditures are expenditures made to attain or maintain compliance with regulatory standards. Examples of regulatory capital expenditures are expenditures incurred to address environmental laws or regulations.

Capital expenditures for the periods presented were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Expansion*	$23,632	$169,023	$85,662
Maintenance	7,820	6,168	4,596
Regulatory	294	505	—
Total capital expenditures	$31,746	$175,696	$90,258
____________

(*)	Expansion capital expenditures include our acquisitions for the periods presented.

For the year ended December 31, 2019, our capital expenditures were primarily incurred for growth projects associated with the East Coast Storage Assets and the Development Assets and maintenance of the Toledo Storage Facility, the East Coast Terminals and the Torrance Valley Pipeline. For the year ended December 31, 2018, our capital expenditures were primarily incurred for the acquisition of the East Coast Storage Assets and the Knoxville Terminals, organic growth projects associated with the Development Assets and maintenance of the Toledo Storage Facility, the East Coast Terminals and the Torrance Valley Pipeline. For the year ended December 31, 2017, our capital expenditures were primarily incurred for the construction of the Paulsboro Natural Gas Pipeline and the Chalmette Storage Tank, the acquisition of the Paulsboro Natural Gas Pipeline and the Toledo Products Terminal and maintenance of the Toledo Storage Facility, the East Coast Terminals and the Torrance Valley Pipeline.

We currently expect to spend an aggregate of between approximately $22.0 million and $34.0 million during 2020 for capital expenditures, of which between approximately $14.0 million and $18.0 million relate to maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2020. We may rely on external sources including other borrowings under the Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion.

Contractual Obligations

Information regarding our contractual obligations as of December 31, 2019, is set forth in the following table:

	Payments Due by Period
	Totals	2020	2021 and 2022	2023 and 2024	2025 and Beyond
	(In thousands)

Long-term debt obligations (1)	$808,000	$—	$—	$808,000	$—
Interest (2)	177,161	50,280	100,559	26,322	—
Affiliate - services agreements (3)	212,180	16,862	33,724	33,724	127,870
Environmental obligations (4)	2,444	550	800	800	294
Construction obligations	1,193	1,193	—	—	—
Contingent Consideration (5)	30,596	10,680	19,916	—	—
Operating leases and other (6)	10,121	2,069	1,368	1,067	5,617
Total obligations	$1,241,695	$81,634	$156,367	$869,913	$133,781
____________________

(1)	No principal amounts are due under our 2023 Notes and Revolving Credit Facility until May 2023 and July 2023, respectively.

(2)
Includes interest on our 2023 Notes and Revolving Credit Facility based on outstanding indebtedness as of December 31, 2019. Includes commitment fees on the Revolving Credit Facility through July 2023 using rates in effect at December 31, 2019.

(3)
Includes annual fixed payments under the Omnibus Agreement and the Services Agreement, as well as estimated obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to us. Obligations under these agreements are expected to continue through the terms of our existing commercial agreements.

(4)
Includes environmental liabilities associated with the East Coast Terminals, the Torrance Valley Pipeline and the East Coast Storage Assets. In accordance with the Contribution Agreement for TVPC, PBF Holding has indemnified us for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events.

(5)
Includes the estimated undiscounted Contingent Consideration amounts payable to Crown Point International, LLC related to the acquisition of the East Coast Storage Assets and related annual earn-out payments through 2022.

(6)	Includes operating leases and rental and franchise payments to secure right of way access across certain East Coast Terminals and Torrance Valley Pipeline assets with various terms and tenures.

Effects of Inflation

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2019, 2018 and 2017, respectively, except as noted above for the Inflation Rate Increases.

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

Environmental Liabilities

Contaminations resulting from spills of crude oil or petroleum products are not unusual within the petroleum terminaling or transportation industries. Historic spills at truck and rail racks and terminals have resulted in contamination of the environment, including soils and groundwater.

Pursuant to the Contribution Agreements entered into in connection with the IPO and the Acquisitions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor’s properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of the IPO and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for (i) certain events and conditions associated with the ownership or operation of our assets that occur, as applicable, after the closing of the each Acquisition from PBF (including the IPO) and (ii) environmental liabilities related to our assets if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of us or our employees, including those seconded to us. As a result, we may incur environmental expenses in the future, which may be substantial.

As of December 31, 2019, we have recorded a total liability related to environmental remediation costs of $2.3 million related to existing environmental liabilities. Refer to Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. We prepare our Consolidated Financial Statements in conformity with GAAP, and, in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader’s understanding, management has identified our critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring, at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Unless otherwise noted, estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates is not practicable due to the number of assumptions and contingencies involved and the wide range of possible outcomes.

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

Certain of our acquisitions may include earn-out provisions or other forms of contingent consideration. As of the acquisition date, we record contingent consideration, as applicable, at the estimated fair value of expected future payments associated with the earn-out. Any changes to the recorded fair value of contingent consideration, subsequent to the measurement period, will be recognized as earnings in the period in which it occurs. Such contingent consideration liabilities are based on best estimates of future expected payment obligations, which are subject to change due to many factors outside of our control. Changes to the estimate of expected future payments may occur, from time to time, due to various reasons, including actual results differing from estimates and adjustments to the revenue or earnings assumptions used as the basis for the liability based on historical experience. While we believe that our current estimate of the fair value of our contingent consideration liability is reasonable, it is possible that the actual future settlement of our earn-out obligation could materially differ.

The Acquisitions from PBF were transfers between entities under common control. Accordingly, we record the net assets that were acquired from PBF Energy on its consolidated balance sheets at PBF Energy’s historical carrying value rather than fair value.

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

Recently Issued Accounting Pronouncement

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted ASU 2016-13 effective January 1, 2020. The impact of adoption will require additional disclosures commencing with our March 31, 2020 Quarterly Report on Form 10-Q, however, there was no impact on our consolidated financial statements.

Refer to Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional Recently Adopted Accounting Guidance and Recently Issued Accounting Pronouncements.

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

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At December 31, 2019, we had $283.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $4.3 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PBF Logistics GP LLC and
Unitholders of PBF Logistics LP and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PBF Logistics LP and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, partners’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 20, 2020

We have served as the Partnership’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PBF Logistics GP LLC and Unitholders of PBF Logistics LP and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PBF Logistics LP and subsidiaries (the “Partnership”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Partnership and our report dated February 20, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 20, 2020

PBF LOGISTICS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$34,966	$19,908
Accounts receivable - affiliates	48,056	37,052
Accounts receivable	7,351	7,511
Prepaids and other current assets	3,828	4,598
Total current assets	94,201	69,069
Property, plant and equipment, net	854,610	862,117
Goodwill	6,332	6,332
Other non-current assets	17,859	18,835
Total assets	$973,002	$956,353
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$6,454	$12,047
Accounts payable	10,224	4,660
Accrued liabilities	27,839	46,312
Deferred revenue	3,189	2,960
Total current liabilities	47,706	65,979
Long-term debt	802,104	673,324
Other long-term liabilities	18,109	23,860
Total liabilities	867,919	763,163

Commitments and contingencies (Note 11)

Equity:
Common unitholders (62,130,035 and 45,348,663 units issued and outstanding, as of December 31, 2019 and 2018, respectively)	105,083	23,718
Total PBF Logistics LP equity	105,083	23,718
Noncontrolling interest	—	169,472
Total equity	105,083	193,190
Total liabilities and equity	$973,002	$956,353

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2019	2018	2017

Revenue:
Affiliate	$300,877	$259,426	$240,654
Third-party	39,335	24,014	16,934
Total revenue	340,212	283,440	257,588

Costs and expenses:
Operating and maintenance expenses	118,614	88,390	73,521
General and administrative expenses	24,515	21,371	16,284
Depreciation and amortization	38,601	29,809	24,404
Change in contingent consideration	(790)	—	—
Total costs and expenses	180,940	139,570	114,209

Income from operations	159,272	143,870	143,379

Other expense:
Interest expense, net	(46,555)	(40,541)	(31,875)
Amortization of loan fees and debt premium	(1,780)	(1,717)	(1,488)
Accretion on discounted liabilities	(2,768)	(775)	—
Net income	108,169	100,837	110,016
Less: Net loss attributable to Predecessor	—	(2,443)	(4,986)
Less: Net income attributable to noncontrolling interest	7,881	17,819	14,565
Net income attributable to the partners	100,288	85,461	100,437
Less: Net income attributable to the IDR holder	—	10,011	9,055
Net income attributable to PBF Logistics LP unitholders	$100,288	$75,450	$91,382

Net income per limited partner unit:
Common units - basic	$1.71	$1.73	$2.17
Common units - diluted	1.71	1.73	2.17
Subordinated units - basic and diluted	—	—	2.15

Weighted-average limited partner units outstanding:
Common units - basic	58,583,231	43,646,997	35,505,446
Common units - diluted	58,687,945	43,731,299	35,568,760
Subordinated units - basic and diluted	—	—	6,572,245

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

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (continued)
(in thousands)

	Net Investment	Common Units	Subordinated Units - PBF LLC	IDR	Noncontrolling Interest	Total
Balance at January 1, 2018	$10,665	$(17,544)	$—	$2,736	$171,903	$167,760
Net loss attributable to Development Assets	(2,443)	—	—	—	—	(2,443)
Sponsor contributions	4,455	—	—	—	—	4,455
Allocation of Development Assets acquired to unitholders	(12,677)	12,677	—	—	—	—
Quarterly distributions to unitholders (including IDRs)	—	(87,384)	—	(12,747)	—	(100,131)
Distributions to TVPC members	—	—	—	—	(20,250)	(20,250)
Net income attributable to the partners	—	75,450	—	10,011	17,819	103,280
Unit-based compensation expense	—	5,757	—	—	—	5,757
Contributions from PBF LLC	—	1,056	—	—	—	1,056
Issuance of common units, net of expenses	—	34,820	—	—	—	34,820
Other	—	(1,114)	—	—	—	(1,114)
Balance at December 31, 2018	$—	$23,718	$—	$—	$169,472	$193,190

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (continued)
(in thousands)

	Net Investment	Common Units	Subordinated Units - PBF LLC	IDR	Noncontrolling Interest	Total
Balance at January 1, 2019	$—	$23,718	$—	$—	$169,472	$193,190
Quarterly distributions to unitholders	—	(125,483)	—	—	—	(125,483)
Distributions to TVPC members	—	—	—	—	(8,500)	(8,500)
Net income attributable to the partners	—	100,288	—	—	7,881	108,169
Unit-based compensation expense	—	6,765	—	—	—	6,765
Acquisition of TVPC noncontrolling interest	—	(31,147)	—	—	(168,853)	(200,000)
Issuance of common units, net of expenses	—	132,483	—	—	—	132,483
Other	—	(1,541)	—	—	—	(1,541)
Balance at December 31, 2019	$—	$105,083	$—	$—	$—	$105,083

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$108,169	$100,837	$110,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,601	29,809	24,404
Amortization of loan fees and debt premium	1,780	1,717	1,488
Accretion on discounted liabilities	2,768	775	—
Unit-based compensation expense	6,765	5,757	5,345
Change in contingent consideration	(790)	—	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(11,004)	3,765	(3,954)
Accounts receivable	810	(6,088)	2,871
Prepaids and other current assets	(472)	(679)	(39)
Accounts payable - affiliates	(1,645)	(253)	721
Accounts payable	5,564	(964)	126
Accrued liabilities	509	(1,372)	(2,212)
Deferred revenue	229	1,522	486
Other assets and liabilities	(2,277)	(1,685)	(1,070)
Net cash provided by operating activities	149,007	133,141	138,182

Cash flows from investing activities:
Expenditures for property, plant and equipment	(31,746)	(42,351)	(80,161)
Knoxville Terminals Purchase	—	(58,356)	—
East Coast Storage Assets Acquisition	—	(74,989)	—
Toledo Products Terminal Acquisition	—	—	(10,097)
Purchases of marketable securities	—	—	(75,036)
Maturities of marketable securities	—	—	115,060
Net cash used in investing activities	$(31,746)	$(175,696)	$(50,234)

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from issuance of common units	$132,483	$34,820	$—
Acquisition of TVPC noncontrolling interest	(200,000)	—	—
Distributions to unitholders	(123,910)	(98,786)	(85,430)
Distributions to TVPC members	(8,500)	(20,250)	(21,544)
Deferred payment for the East Coast Storage Assets Acquisition	(32,000)	—	—
Contribution from parent	—	4,201	10,439
Proceeds from issuance of senior notes	—	—	178,500
Repayment of term loan	—	—	(39,664)
Proceeds from revolving credit facility	228,000	170,000	20,000
Repayment of revolving credit facility	(101,000)	(43,700)	(179,500)
Repayment of Affiliate Note Payable	—	—	(11,600)
Deferred financing costs and other	2,724	(3,486)	(3,706)
Net cash (used in) provided by financing activities	(102,203)	42,799	(132,505)

Net change in cash and cash equivalents	15,058	244	(44,557)
Cash and cash equivalents, beginning of period	19,908	19,664	64,221
Cash and cash equivalents, end of period	$34,966	$19,908	$19,664

Supplemental cash flow disclosures:
Non-cash activities:
Contribution of net assets from PBF LLC	$242	$1,056	$527
Accrued capital expenditures	1,193	4,632	1,423
Issuance of Affiliate Note Payable	—	—	11,600
Deferred payment for East Coast Storage Assets Acquisition	—	30,900	—
East Coast Storage Assets contingent consideration	—	21,100	—
Units issued as consideration for acquisitions	—	31,586	—
Units issued in connection with the IDR Restructuring	215,300	—	—
Assets acquired under operating leases	482	—	—
Cash paid during year for:
Interest, net of capitalized interest of $526, $143, and $1,219 in 2019, 2018 and 2017, respectively	$46,539	$39,716	$29,231

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of December 31, 2019, owned 99% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (“IPO”). As of December 31, 2019, PBF LLC held a 48.2% limited partner interest in PBFX, with the remaining 51.8% limited partner interest owned by public unit holders.

PBFX engages in the processing of crude oil and the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates. The Partnership does not take ownership of or receive any payments based on the value of the crude oil, products, natural gas or intermediates that it handles and does not engage in the trading of any commodities. PBFX’s assets are integral to the operations of PBF Holding’s refineries, and, as a result, the Partnership continues to generate a substantial majority of its revenue from transactions with PBF Holding. Additionally, certain of PBFX’s assets generate revenue from third-party transactions.

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

Principles of Combination and Consolidation and Basis of Presentation

In connection with the IPO, PBF LLC contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to the Partnership. The assets were owned and operated by PBF Holding’s subsidiaries, Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC, and were contributed to PBF LLC in connection with the IPO. PBF Holding, together with its subsidiaries, owns and operates five oil refineries and related facilities in North America. PBF Energy, through its ownership in PBF LLC, controls all of the business affairs of PBFX and PBF Holding.

PBFX’s initial assets consisted of a double loop track with ancillary pumping and unloading equipment (the “DCR Rail Terminal”) and a crude truck unloading terminal consisting of lease automatic custody transfer units (the “Toledo Truck Terminal”), which, together with the DCR Rail Terminal, are referred to as the “IPO Assets.” Subsequent to the IPO, the Partnership acquired from PBF LLC a heavy crude oil rail unloading facility at the Delaware City Refinery (the “DCR West Rack,” together with the DCR Rail Terminal, the “DCR Rail Facility”), a tank farm and related facilities, which included a propane storage and loading facility (the “Toledo Storage Facility”), an interstate petroleum products pipeline (the “DCR Products Pipeline”) and truck loading rack (the “DCR Truck Rack”), which are collectively referred to as the “DCR Products Pipeline and Truck Rack,” the San Joaquin Valley pipeline system, which consists of the M55, M1 and M70 crude pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), the Paulsboro Natural Gas Pipeline (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements) and the Development Assets (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements).

The transactions entered into with PBF LLC after the IPO are collectively referred to as “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, Toledo Truck Terminal, DCR West Rack,

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Toledo Storage Facility, the DCR Products Pipeline and Truck Rack, the Torrance Valley Pipeline, the Paulsboro Natural Gas Pipeline and the Development Assets are collectively referred to as the “Contributed Assets.”

The financial statements presented in this Annual Report on Form 10-K (this “Form 10-K”) include the consolidated financial results of PBFX and that of PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), for periods presented, as applicable, related to the historical results of the Acquisitions from PBF prior to the effective date of each transaction with the exception of the Delaware Ethanol Storage Facility (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements), which is considered an asset purchase. The consolidated balance sheets as of December 31, 2019 and 2018 present solely the consolidated financial position of PBFX. PBFX recorded the Acquisitions from PBF at PBF Energy’s historical book value, as the acquisitions were treated as a reorganization of entities under common control. The financial statements of the Contributed Assets have been prepared from the separate records maintained by subsidiaries of PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if they were operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate expenses applicable to PBF Energy as a whole. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion.

2. SUMMARY OF ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Certain of the Partnership’s acquisitions may include earn-out provisions or other forms of contingent consideration. As of the acquisition date, the Partnership records contingent consideration, as applicable, at the estimated fair value of expected future payments associated with the earn-out. Any changes to the recorded fair value of contingent consideration, subsequent to the measurement period, will be recognized as earnings in the period in which it occurs.

The Acquisitions from PBF were transfers between entities under common control. Accordingly, the Partnership records the net assets that were acquired from PBF Energy on its consolidated balance sheets at PBF Energy’s historical carrying value rather than fair value.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Reclassifications

Certain amounts previously reported in the Partnership’s consolidated financial statements for prior periods have been reclassified to conform to the presentation within this Annual Report on Form 10-K. These reclassifications include the separation of “Accounts payable” and “Accrued liabilities” into two line items within the Partnership’s consolidated balance sheets and statements of cash flows, as well as the corresponding statements within Note 15 “Consolidating Financial Statements of PBF Logistics” of the Notes to Consolidated Financial Statements.

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

PBFX’s depreciable property, plant and equipment are comprised of storage, pipelines, terminals and equipment which are depreciated using the straight-line method over estimated useful lives of 3-25 years.

Goodwill

Goodwill, related to an acquisition, is calculated as the excess of the purchase price over the fair value of the identifiable net assets and is carried at cost. Goodwill is not amortized for financial reporting purposes; however, it is subject to annual assessment to determine if an impairment of goodwill has occurred. The Partnership performs this impairment review annually as of July 1 or in any period prior to the annual assessment in which the Partnership experiences any circumstances that would indicate an impairment exists, such as disruptions in its business or other significant declines in results. An impairment loss is recorded if the implied fair value of the reporting unit is less than the carrying value. Reporting units are based on a component of the business with discrete financial information that management reviews on a regular basis. The Partnership reviews its reporting units on an annual basis.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

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

Asset Retirement Obligations

PBFX records an asset retirement obligation at fair value for the estimated cost to retire a tangible long-lived asset at the time PBFX incurs that liability, which is generally when the asset is purchased, constructed or leased. PBFX records the liability when it has a legal or contractual obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, PBFX will record the liability when sufficient information is available to estimate the liability’s fair value. Certain of PBFX’s asset retirement obligations are based on its legal obligation to perform remedial activity when it permanently ceases operations of the long-lived assets. PBFX therefore considers the settlement date of these obligations to be indeterminable. Accordingly, PBFX cannot calculate an associated asset retirement liability for these obligations at this time. PBFX will measure and recognize the fair value of these asset retirement obligations when the settlement date is determinable. As of and for the periods ended December 31, 2019 and 2018, the Partnership had no asset retirement obligations.

Product Imbalances

The Partnership incurs product imbalances as a result of tank storage volume fluctuations at certain of its terminals. Fluctuations are due to differences in the measurements of actual product stored as compared to total consigned volumes per the customer. The Partnership uses a year-to-date weighted average market price to value our assets and liabilities related to product imbalances. Product imbalance liabilities are included in “Accrued liabilities” and product imbalance assets are included in “Prepaids and other current assets” in the Partnership’s consolidated balance sheets. As of and for the periods ended December 31, 2019 and 2018, the imbalance amounts were immaterial.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Revenue Recognition

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, pipeline, storage and processing services based on the greater of the contractual minimum volume commitment (“MVC”), as applicable, or the delivery of actual volumes transferred based on contractual rates applied to throughput volumes. Prior to the IPO and effective date of the Acquisitions from PBF, a majority of PBFX’s assets were part of the integrated operations of PBF Energy. With the exception of the DCR Products Pipeline and Paulsboro Lube Oil Terminal (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements), PBF Energy generally recognized only the costs associated with these assets. Following the closing of the IPO and Acquisitions from PBF, PBFX’s revenue was generated by commercial agreements with subsidiaries of PBF Energy. In addition, PBFX generates third-party revenue from certain of its assets. Billings to PBFX’s third-party customers for throughput services are billed monthly for actual totals shipped through the terminals. A portion of the fee-based agreements provide for fixed demand charges, which are recognized as revenue pursuant to the contract terms. Billings to third-party customers for tank lease obligations occur in the prior month and are recorded as deferred revenue, which is recognized in the period in which the customer receives such storage services.

Unit-Based Compensation

PBF GP provides unit-based compensation to certain officers, non-employee directors and seconded employees of our general partner or its affiliates, consisting of phantom units. The fair value of PBFX’s phantom units are measured based on the fair market value of the underlying common units on the date of the grant based on the common unit closing price on the grant date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period using the straight-line method. Awards typically vest over a four-year service period, subject to acceleration if certain conditions are met. The phantom unit awards may be settled in common units, cash or a combination of both. Expenses related to unit-based compensation are included in “General and administrative expenses” within the Partnership’s consolidated statements of operations.

Net Income Per Unit

In addition to the common and subordinated units (prior to the June 1, 2017 subordinated units conversion into common units), PBFX has identified the general partner interest and incentive distribution rights (prior to the IDR Restructuring, as defined below) as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners. Net income per unit applicable to limited partners (including common and subordinated unitholders, prior to the subordinated units conversion to common units) is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units (prior to the subordinated units conversion to common units).

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

Net income (loss) attributable to the Acquisitions from PBF prior to the effective date of each transaction was allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss); therefore, there is no retrospective adjustment to previously reported net income per unit.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

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

Income Taxes

PBFX is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account their share of items of income, gain, loss and deduction in computing their federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of PBFX’s assets, the acquisition price of such partner’s units and the taxable income allocation requirements under the Third Amended and Restated Agreement of Limited Partnership of PBF Logistics LP (as amended, the “partnership agreement”). We are unable to readily determine the net difference in the bases of our assets and liabilities for financial and tax reporting purposes because individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units.

As PBFX is a limited partnership treated as a “flow-through” entity for income tax purposes, there is no benefit or provision for U.S. federal or state income tax in the accompanying financial statements.

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASC 842”) to increase the transparency and comparability of leases among entities. ASC 842 supersedes the lease accounting guidance in “Leases (Topic 840)” and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Partnership adopted ASC 842 effective January 1, 2019, using a modified retrospective approach. The adoption of ASC 842 resulted in the inclusion of less than $1,000 of operating leases recorded on the Partnership’s balance sheets, with operating lease right of use assets recorded in “Other non-current assets” and operating lease liabilities recorded in “Accrued liabilities” or “Other long-term liabilities” based on the future timing of lease payments. The adoption of ASC 842 did not materially impact the Partnership’s statements of operations or statements of cash flows. The Partnership’s consolidated financial statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Partnership’s historical accounting policy. Refer to Note 3 “Revenue” of the Notes to Consolidated Financial Statements for additional information about the impact of ASC 842 to the Partnership as a lessor.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) to provide updated guidance on goodwill impairment testing. Under ASU 2017-04, Step 2 of the goodwill impairment analysis would be eliminated. This step required a comparison of the implied fair value to the carrying value of goodwill of the reporting unit. Subsequent to the effective date of ASU 2017-04, during the annual, or if applicable, interim goodwill impairment assessment, entities would perform the test by comparing the fair value of the reporting unit with the carrying value of the reporting unit. The impairment charge would be the excess amount of which carrying value is greater than fair value, with the total amount limited to the carrying value of goodwill. ASU 2017-04 is effective for goodwill impairment assessments beginning after December 15, 2019. The Partnership early adopted the new standard effective January 1, 2019, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncement

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Partnership has adopted ASU 2016-13 effective January 1, 2020. The impact of adoption will require additional disclosures, however, there was no impact on the Partnership’s consolidated financial statements.

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

Effective January 1, 2018, the Partnership adopted ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” (“ASC 606”). As a result, the Partnership has changed the accounting policy for the recognition of revenue from contracts with customers as detailed below.

The Partnership adopted ASC 606 using the modified retrospective method, which has been applied for the year ended December 31, 2018. The Partnership has applied ASC 606 only to those contracts that were not complete as of January 1, 2018. As such, the financial information for prior periods has not been adjusted and continues to be reported under Accounting Standards Codification 605 “Revenue Recognition.” The Partnership did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are discussed below.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Transportation and Terminaling Segment
Terminaling	$145,307	$120,342	$127,547
Pipeline	81,328	78,073	67,273
Other	56,110	51,997	39,518
Total	282,745	250,412	234,338
Storage Segment
Storage	51,859	33,028	23,250
Other	5,608	—	—
Total	57,467	33,028	23,250
Total Revenue	$340,212	$283,440	$257,588

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, pipeline, storage and processing services based on contractual rates applied to the greater of contractual MVCs, as applicable, or actual volumes transferred, stored or processed.

Minimum Volume Commitments

Transportation and Terminaling Segment

The Partnership’s Transportation and Terminaling segment consists of product terminals, pipelines, crude unloading facilities and other facilities capable of transporting and handling crude oil, refined products and natural gas. Certain of the Transportation and Terminaling commercial agreements contain MVCs. Under these commercial agreements, if the Partnership’s customer fails to transport its minimum throughput volumes during any specified period, the customer will pay the Partnership a deficiency payment equal to the volume of the deficiency multiplied by the contractual rate then in effect. The deficiency payment is initially recorded as deferred revenue on the Partnership’s consolidated balance sheets for all contracts in which the MVC deficiency makeup period is contractually longer than a fiscal quarter.

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

Storage Segment

The Partnership earns storage revenue under crude oil and refined products storage contracts. In addition, the Partnership earns storage revenue under its processing agreement at the East Coast Storage Assets (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements). Certain of these contracts contain capacity reservation agreements, under which the Partnership collects a fee for reserving storage capacity for customers in its facilities. Customers generally pay reservation fees based on the level of storage capacity reserved rather than the actual volumes stored.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

MVC Payments to be Received

As of December 31, 2019, MVC payments to be received related to noncancelable commercial terminaling, pipeline and storage agreements were as follows:

2020	$115,195
2021	111,238
2022	88,793
2023	86,305
2024	85,346
Thereafter	146,753
Total MVC payments to be received(1)(2)	$633,630
(1) All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated as it reflects our efforts to perform is excluded.
(2) Arrangements deemed leases are excluded from this table.

Leases

Lessor Disclosure Following the Adoption of ASC 842

The Partnership has leased certain of its assets under lease agreements with varying terms up to fifteen years, including leases of storage, terminaling, pipeline and processing assets. Certain of these leases include options to extend or renew the lease for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Partnership’s agreements generally do not provide an option for the lessee to purchase the leased equipment at the end of the lease term. However, in connection with the affiliate lease agreement for the Paulsboro Natural Gas Pipeline (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements), the Partnership granted a right of first refusal in favor of PBF LLC such that the Partnership would be required to give PBF Holding the first opportunity to purchase the Paulsboro Natural Gas Pipeline at market value prior to selling to an unrelated third party.

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of December 31, 2019, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component for every asset class.

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

In the normal course of business, the Partnership enters into contracts with PBF Holding and its refineries whereby PBF Holding and its refineries lease certain of the Partnership’s storage, terminaling and pipeline assets. The Partnership believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases range from one to fifteen years. Leases with affiliates represent approximately 86% of the undiscounted contractual future rental income from the Partnership’s leased assets.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The table below quantifies lease revenue for the periods presented:

	Year Ended December 31,
	2019	2018
Affiliate	$153,399	$133,973
Third-party	24,255	5,243
Total lease revenue	$177,654	$139,216

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the periods presented for the Partnership’s operating leases with customers as of December 31, 2019:

2020	$176,785
2021	175,481
2022	156,993
2023	131,012
2024	129,790
Thereafter	225,285
Total undiscounted future cash to be received	$995,346

Assets Under Lease

The Partnership’s assets that are subject to lease are included in “Property, plant and equipment, net” within the Partnership’s consolidated balance sheets. The table below quantifies by property, plant and equipment category the assets that are subject to lease as of December 31, 2019:

December 31, 2019
Land	$98,337
Pipelines	318,459
Terminals and equipment	95,392
Storage facilities	164,841
677,029
Accumulated depreciation	(77,243)
Net assets subject to lease	$599,786

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $3,189 and $2,960 as of December 31, 2019 and 2018, respectively. The increase in the deferred revenue balance as of December 31, 2019 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

The Partnership’s payment terms vary by the type and location of the customer and the services offered. The period between invoicing and when payment is due is not significant (i.e., generally within two months). For certain services and customer types, the Partnership requires payment before the services are performed for the customer.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

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

4. ACQUISITIONS

Third-Party Acquisitions

PBFX accounted for the following third-party acquisitions as business combinations in accordance with GAAP whereby the Partnership recognizes assets acquired and liabilities assumed at their estimated fair values as of the corresponding date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

East Coast Storage Assets Acquisition

On October 1, 2018, the Partnership closed the acquisition of CPI Operations LLC (“CPI”), whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets (collectively, the “East Coast Storage Assets”) located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets Acquisition”), which had been contemplated by a purchase and sale agreement dated as of July 16, 2018 between the Partnership and Crown Point International LLC (“Crown Point”). Additionally, the East Coast Storage Assets Acquisition includes an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain of the acquired idled assets (the “Contingent Consideration”), which recommenced operations in October 2019.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price*	$105,900
Working capital adjustments	(11)
Contingent Consideration**	21,100
Total consideration	$126,989
* Includes $30,900 net present value payable of $32,000 due to Crown Point one year after closing, which was included in “Accrued liabilities” within the Partnership’s consolidated balance sheets at December 31, 2018. The remaining $32,000 payment was paid in full on October 1, 2019.
** The short-term Contingent Consideration is included in “Accrued liabilities” and the long-term Contingent Consideration is included in “Other long-term liabilities” within the Partnership’s consolidated balance sheets.

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

The East Coast Storage Assets Acquisition includes consideration in the form of the Contingent Consideration. Pursuant to the purchase and sale agreement, the Partnership and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Partnership recorded the Contingent Consideration based on its estimated fair value of $21,100 at the acquisition date, which was recorded in “Other long-term liabilities” within the Partnership’s consolidated balance sheets at December 31, 2018.

The results of operations of the East Coast Storage Assets are included in the Partnership’s consolidated financial statements for the full year ended December 31, 2019. The Partnership’s consolidated financial statements for the year ended December 31, 2018 include the results of operations of the East Coast Storage Assets since October 1, 2018, during which period the East Coast Storage Assets contributed third-party revenue of $5,918, and net income of $787. On an unaudited pro forma basis, the revenue and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the periods indicated, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the East Coast Storage Assets Acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the East Coast Storage Assets Acquisition financing.

	Year Ended December 31, 2018	Year Ended December 31, 2017
(Unaudited)
Pro forma revenue	$300,863	$271,667
Pro forma net income attributable to PBF Logistics LP unitholders	67,847	42,931
Pro forma net income available per limited partner unit:
Common units - basic	$1.55	$1.02
Common units - diluted	1.55	1.02
Subordinated units - basic and diluted	—	1.01

Knoxville Terminals Purchase

On April 16, 2018, the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial Pipeline Company and Plantation Pipe Line Company pipeline systems and truck loading facilities (the “Knoxville Terminals”) from Cummins Terminals, Inc. (the “Knoxville Terminals Purchase”).

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

The results of operations of the Knoxville Terminals are included in the Partnership’s consolidated financial statements for the full year ended December 31, 2019. The Partnership’s consolidated financial statements for the year ended December 31, 2018 include the results of operations of the Knoxville Terminals since April 16, 2018, during which period the Knoxville Terminals contributed affiliate revenue of $652, third-party revenue of $5,382, and net income of $2,054. On an unaudited pro forma basis, the revenue and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the periods indicated, are shown below. The unaudited pro forma

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

information does not purport to present what PBFX’s actual results would have been had the Knoxville Terminals Purchase occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Knoxville Terminals Purchase financing.

	Year Ended December 31, 2018	Year Ended December 31, 2017
(Unaudited)
Pro forma revenue	$286,970	$272,267
Pro forma net income attributable to PBF Logistics LP unitholders	75,862	91,182
Pro forma net income available per limited partner unit:
Common units - basic	$1.74	$2.17
Common units - diluted	1.74	2.17
Subordinated units - basic and diluted	—	2.15

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

The aggregate purchase price for the Toledo Products Terminal Acquisition was $10,000, plus working capital. The consideration was funded in full with cash on hand. The entire purchase consideration of $10,000 was allocated to “Property, plant and equipment, net” within the Partnership’s consolidated balance sheets.

Acquisitions from PBF

The following Acquisitions from PBF were transactions between affiliate companies. As a result, the acquisitions were accounted for as transfers of assets between entities under common control in accordance with GAAP. The net assets of the Acquisitions from PBF were transferred at their historical carrying value.

TVPC Acquisition

On April 24, 2019, the Partnership entered into the TVPC Contribution Agreement, pursuant to which the Partnership acquired from PBF LLC all of the issued and outstanding limited liability company interests of TVP Holding, which held the remaining 50% equity interest in TVPC. The TVPC Acquisition closed on May 31, 2019 for total consideration of $200,000 in cash, which was financed through proceeds from the 2019 Registered Direct Offering (as defined in Note 8 “Equity” of the Notes to Consolidated Financial Statements) and borrowings under the Partnership’s Revolving Credit Facility. As a result of the TVPC Acquisition, the Partnership owns 100% of the equity interest in TVPC.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

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

As the Acquisitions from PBF were considered transfers of businesses between entities under common control, the TRLC, CLC, PTC and DSLC net assets were transferred at their historical carrying value of $12,677 as of July 31, 2018. The PNGPC net assets were transferred at their historical carrying value of $11,538 as of February 28, 2017. The historical financial statements have been retrospectively adjusted to reflect the financial position, results of operations and cash flows of TRLC, CLC, PTC and PNGPC. No retrospective adjustments were made regarding DSLC as the Delaware Ethanol Storage Facility was considered an asset purchase. Net income (loss) attributable to TRLC, CLC, PTC and PNGPC prior to their respective effective dates were allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss); therefore, there is no retrospective adjustment to net income per unit.

Prior to the TVPC Acquisition, PBFX consolidated TVPC, a variable interest entity with the interest in TVPC not owned by PBFX reflected as a reduction to net income and equity as a noncontrolling interest. In accordance with the Amended and Restated Limited Liability Company Agreement of TVPC, PBFX Op Co serves as TVPC’s managing member. PBFX, through its ownership of PBFX Op Co, has the sole ability to direct the activities of TVPC that most significantly impact its economic performance. PBFX was also considered to be the primary beneficiary for accounting purposes and, as a result, fully consolidated TVPC. TVPC provides transportation and storage services to PBF Holding, primarily under fee-based contracts.

Subsequent to the TVPC Acquisition, PBFX owns 100% of the equity interest in TVPC and no longer records a noncontrolling interest related to TVPC.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Acquisition Expenses

PBFX incurred acquisition-related costs of $1,696 for the year ended December 31, 2019, primarily consisting of consulting and legal expenses related to the TVPC Acquisition and other pending and non-consummated acquisitions. Acquisition-related costs were $2,896 for the year ended December 31, 2018, primarily consisting of consulting and legal expenses related to the Knoxville Terminals Purchase, the East Coast Storage Assets Acquisition, the Development Assets Acquisition and other pending and non-consummated acquisitions. Acquisition-related costs were $533 for the year ended December 31, 2017, primarily consisting of consulting and legal expenses related to the PNGPC Acquisition, the Toledo Products Terminal Acquisition and other pending and non-consummated acquisitions. These costs are included in “General and administrative expenses” within the Partnership’s consolidated statements of operations.

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2019	December 31, 2018

Land	$115,957	$115,957
Pipelines	342,533	337,474
Terminals and equipment	315,322	259,441
Storage facilities and processing units	194,843	213,937
Construction in progress	8,093	20,439
	976,748	947,248
Accumulated depreciation	(122,138)	(85,131)
Property, plant and equipment, net	$854,610	$862,117

Capitalized interest in connection with construction during 2019 and 2018 was $526 and $143, respectively. Depreciation expense was $37,295, $29,414 and $24,404 for the years ended December 31, 2019, 2018 and 2017, respectively.

6. GOODWILL AND INTANGIBLES

Goodwill

As of December 31, 2019, the carrying amount of goodwill was $6,332, all of which was recorded within the Transportation and Terminaling segment. The Partnership performed its annual goodwill impairment assessment as of July 1, 2019 and determined that the carrying value of goodwill was not impaired.

Intangibles

The Partnership’s net intangibles consisted of the following:

	December 31, 2019	December 31, 2018
Customer contracts	$13,300	$13,300
Customer relationships	5,900	5,900
	19,200	19,200
Accumulated amortization	(1,701)	(395)
Total intangibles, net*	$17,499	$18,805
* Intangibles, net are included in “Other non-current assets” within the Partnership’s consolidated balance sheets.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Amortization expense was $1,306 and $395 for the years ended December 31, 2019 and 2018, respectively. The Partnership estimates amortization expense for the next five years as follows:

Year Ending December 31,
2020	$5,334
2021	5,334
2022	4,530
2023	501
2024	501

7. DEBT

Revolving Credit Facility

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

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. The Partnership has the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250,000, to a total facility size of $750,000, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. The Revolving Credit Facility includes a $75,000 sublimit for standby letters of credit and a $25,000 sublimit for swingline loans. Obligations under the Revolving Credit Facility are guaranteed by the Partnership’s restricted subsidiaries and secured by a first priority lien on the Partnership’s assets and those of the Partnership’s restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the Revolving Credit Facility will bear interest either at the Base Rate (as defined in the Revolving Credit Agreement, which is defined below) plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR (London Interbank Offering Rate) plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based on the Partnership’s Consolidated Total Leverage Ratio (as defined in the Revolving Credit Agreement).

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

The Revolving Credit Agreement contains events of default customary for transactions of its nature, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the Revolving Credit Agreement or related documentation, any representation or warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in the Partnership’s ownership or the ownership or

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

board composition of PBF GP and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the Revolving Credit Agreement, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against the Partnership and the collateral as may be available to the lenders under the Revolving Credit Agreement and related documentation or applicable law.

At December 31, 2019, PBFX had $283,000 of borrowings and $4,768 of letters of credit outstanding under the Revolving Credit Facility.

Senior Notes

On May 12, 2015, the Partnership entered into an indenture (as supplemented by the supplemental indenture for the additional notes, the “Indenture”) among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership (“PBF Logistics Finance,” and together with the Partnership, the “Issuers”), the Guarantors (as defined below) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350,000 in aggregate principal amount of 6.875% Senior Notes due 2023.

On October 6, 2017, the Partnership entered into a supplemental indenture for the purpose of issuing an additional $175,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (together with the initially issued notes, the “2023 Notes”). The additional amount of 2023 Notes were issued at 102% of face value with an effective interest rate of 6.442%. The additional amount of 2023 Notes are treated as a single series with the initially issued 2023 Notes and have the same terms as those of the initially issued 2023 Notes, except that (a) the additional amount of 2023 Notes are subject to a separate registration rights agreement, which was filed and deemed effective on April 2, 2018, and the exchange was finalized in May 2018, and (b) the additional amount of 2023 Notes were issued initially under CUSIP numbers different from the initially issued 2023 Notes.

At December 31, 2019, PBFX had $525,000 of borrowings outstanding under the 2023 Notes.

The 2023 Notes are guaranteed on a senior unsecured basis by Delaware City Logistics Company LLC (“DCLC”), Delaware Pipeline Company LLC (“DPC”), Delaware City Terminaling Company LLC (“DCTC”), Toledo Terminaling Company LLC (“Toledo Terminaling”), PLPT, PBFX Op Co, TVPC, PNGPC, TRLC, CLC, PTC, DSLC and CPI (collectively, the “Guarantors” and each a “Guarantor”). In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. The 2023 Notes are general senior unsecured obligations of the Issuers and are equal in right of payment with all of the Issuers’ existing and future senior indebtedness, including amounts outstanding under the Revolving Credit Facility. The 2023 Notes are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured debt, including the Revolving Credit Facility, to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of the Partnership’s subsidiaries that do not guarantee the 2023 Notes. The 2023 Notes will mature on May 15, 2023. The 2023 Notes will be senior to any future subordinated indebtedness the Issuers may incur. The Partnership pays interest on the 2023 Notes semi-annually in cash in arrears on May 15 and November 15 of each year.

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

The Issuers may issue additional notes, from time to time, pursuant to the Indenture.

Fair Value Measurement

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based on short-term floating market interest rates. The estimated fair value of the 2023 Notes, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $542,966 at December 31, 2019. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the additional 2023 Notes, was $808,000 and $825,966 as of December 31, 2019 and $681,000 and $671,336 as of December 31, 2018, respectively.

Debt Maturities

Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2020	$—
2021	—
2022	—
2023	808,000
2024	—
Thereafter	—
Total debt outstanding	808,000
Unamortized debt issuance costs	(8,125)
Unamortized 2023 Notes premium	2,229
Net carrying value of debt	$802,104

8. EQUITY

PBFX had 32,176,404 common units held by the public outstanding as of December 31, 2019. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 48.2% of PBFX’s limited partner interest as of December 31, 2019. On June 1, 2017, the requirements under PBFX’s partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, each of the Partnership’s 15,886,553 outstanding subordinated units converted on a one-for-one basis into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

Share Activity

The partnership agreement authorizes PBFX to issue an unlimited number of additional partnership interests for the consideration of, and on the terms and conditions determined by, PBFX’s general partner without the

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

approval of the unitholders. It is possible that PBFX will fund future acquisitions through the issuance of additional common units, subordinated units or other partnership interests.

The following table presents changes in PBFX common units outstanding:

	Year Ended December 31,
	2019	2018
Balance at beginning of period	45,348,663	41,900,708
Vesting of phantom units, net of forfeitures	195,872	178,071
New units issued	16,585,500	3,269,884
Balance at end of period	62,130,035	45,348,663

On February 28, 2019, as a result of the closing of the IDR Restructuring, PBFX’s IDRs held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units. On April 24, 2019, the Partnership entered into subscription agreements to sell an aggregate of 6,585,500 common units to certain institutional investors in a registered direct public offering (the “2019 Registered Direct Offering”) for gross proceeds of approximately $135,000. The 2019 Registered Direct Offering closed on April 29, 2019.

On July 16, 2018, the Partnership entered into a common unit purchase agreement with certain funds managed by Tortoise Capital Advisors, L.L.C. providing for the issuance and sale in a registered direct offering (the “2018 Registered Direct Offering”) of an aggregate of 1,775,750 common units representing limited partner interests for gross proceeds of $35,000. The 2018 Registered Direct Offering closed on July 30, 2018. On July 31, 2018, the Partnership issued 1,494,134 common units representing limited partner interests, having an aggregate value of $31,586, to PBF LLC in connection with the Development Assets Acquisition.

Additionally, 292,341, 233,993 and 217,171 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (as amended, “LTIP”) vested and were converted into common units held by certain directors, officers and current and former employees of PBFX’s general partner or its affiliates during the years ended December 31, 2019, 2018 and 2017, respectively.

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash. Refer to Note 9 “Unit-Based Compensation” of the Notes to Consolidated Financial Statements for further information.

Noncontrolling Interest

Prior to the TVPC Acquisition, PBFX’s wholly-owned subsidiary, PBFX Op Co, held a 50% controlling equity interest in TVPC, with the other 50% equity interest in TVPC held by TVP Holding, a subsidiary of PBF Holding. PBFX Op Co was the sole managing member of TVPC. PBFX, through its ownership of PBFX Op Co, consolidated the financial results of TVPC and recorded a noncontrolling interest for the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the consolidated statements of operations included the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the consolidated balance sheets included the portion of net assets of TVPC attributable to TVP Holding.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

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

The tables below summarize PBFX’s 2019 and 2018 quarterly cash distributions declared:

	2019
	Declaration Date	Record Date	Payment Date	Quarterly Distribution per Common Unit
First quarter	May 1	May 15	May 30	$0.5100
Second quarter	August 1	August 15	August 30	0.5150
Third quarter	October 31	November 14	November 26	0.5200
Fourth quarter	February 13, 2020	February 25, 2020	March 17, 2020	0.5200
Total				$2.0650

	2018
	Declaration Date	Record Date	Payment Date	Quarterly Distribution per Common Unit
First quarter	May 3	May 15	May 30	$0.4900
Second quarter	August 2	August 15	August 30	0.4950
Third quarter	October 31	November 15	November 30	0.5000
Fourth quarter	February 14, 2019	March 1, 2019	March 14, 2019	0.5050
Total				$1.9900

The allocations of total quarterly distributions to general and limited partners for the years ended December 31, 2019 and 2018 are shown in the table below. The Partnership’s distributions are declared subsequent to quarter end; therefore, the table represents total estimated distributions applicable to the period in which the distributions were earned:

	Year Ended December 31,
	2019	2018
IDR - PBF LLC (1)	$—	$10,011
Limited partners’ distributions:
Common	129,892	95,120
Total distributions	$129,892	$105,131
Total cash distributions (2)	$128,266	$103,679
(1) Subsequent to the closing of the IDR Restructuring, the IDRs were canceled, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions.
(2) Excludes phantom unit distributions, which are accrued and paid upon vesting.

9. UNIT-BASED COMPENSATION

PBF GP’s board of directors adopted the LTIP in connection with the completion of the IPO and subsequently amended the LTIP effective April 18, 2019. The LTIP is for the benefit of employees, consultants, service providers and non-employee directors of PBFX’s general partner and its affiliates.

Under the LTIP, PBFX issues phantom unit awards to certain directors, officers and seconded employees of our general partner or its affiliates and its employees as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common units on that date. The estimated fair value of PBFX’s

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

phantom units is amortized using the straight-line method over the vesting period of four years, subject to acceleration if certain conditions are met. Total unrecognized compensation cost related to PBFX’s nonvested phantom units totaled $7,496 as of December 31, 2019 and is expected to be recognized over a weighted-average period of four years. The fair value of nonvested service phantom units outstanding as of December 31, 2019 totaled $15,823.

Unit-based compensation expense related to the Partnership was $6,765, $5,757 and $5,345 for the years ended December 31, 2019, 2018 and 2017, respectively. These expenses are included in “General and administrative expenses” within the Partnership’s consolidated statements of operations.

There was no accelerated vesting of phantom units for the years ended December 31, 2019, 2018 and 2017.

A summary of PBFX’s unit award activity for the years ended December 31, 2019, 2018 and 2017 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	564,880	$22.47
Granted	319,940	20.97
Vested	(217,171)	23.15
Forfeited	(24,875)	21.23
Nonvested at December 31, 2017	642,774	21.54
Granted	328,052	19.95
Vested	(233,993)	22.71
Forfeited	(20,125)	18.81
Nonvested at December 31, 2018	716,708	20.53
Granted	343,848	21.39
Vested	(292,341)	20.20
Forfeited	(6,375)	20.31
Nonvested at December 31, 2019	761,840	$20.77

PBFX’s LTIP provide for the issuance of distribution equivalent rights (“DERs”) in connection with phantom unit awards. A DER entitles the participant, upon vesting of the related phantom units, to a mandatory cash payment equal to the product of the number of vested phantom unit awards and the cash distribution per common unit paid by PBFX to its common unitholders during the vesting period. Cash payments made in connection with DERs are charged to partners’ equity, accrued and paid upon vesting.

10. NET INCOME PER UNIT

Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to PBFX’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. Diluted net income per unit excludes the effects of 5,500, 20,750 and 92,166 phantom units because they were anti-dilutive for the years ended December 31, 2019, 2018 and 2017, respectively. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

In addition to the common and subordinated units (prior to the subordinated units conversion to common units), PBFX has also identified the IDRs (prior to the IDR Restructuring) as participating securities and used the

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period.

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

Refer to Note 8 “Equity” of the Notes to Consolidated Financial Statements for descriptions of the Partnership’s recent equity activity.

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the limited partners and IDR holder (prior to the IDR Restructuring) for that reporting period.

The following tables show the calculation of net income per limited partner unit:

Year Ended December 31, 2019
Net income attributable to the partners:
Distributions declared	$129,892
Earnings less distributions	(29,604)
Net income attributable to the partners	$100,288

Weighted-average units outstanding - basic	58,583,231
Weighted-average units outstanding - diluted	58,687,945

Net income per limited partner unit - basic	$1.71
Net income per limited partner unit - diluted	1.71

	Year Ended December 31, 2018
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared(1)	$95,120	$10,011	$105,131
Earnings less distributions	(19,670)	—	(19,670)
Net income attributable to the partners(1)	$75,450	$10,011	$85,461

Weighted-average units outstanding - basic	43,646,997
Weighted-average units outstanding - diluted	43,731,299

Net income per limited partner unit - basic	$1.73
Net income per limited partner unit - diluted	1.73
(1) As a result of the IDR Restructuring, no income was allocated to the IDR holder for the fourth quarter of 2018 as the holder was not entitled to an IDR distribution related to the fourth quarter of 2018.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Year Ended December 31, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units – PBF LLC	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared	$73,322	$7,308	$9,055	$89,685
Earnings less distributions	3,897	6,855	—	10,752
Net income attributable to the partners	$77,219	$14,163	$9,055	$100,437

Weighted-average units outstanding - basic	35,505,446	6,572,245
Weighted-average units outstanding - diluted	35,568,760	6,572,245

Net income per limited partner unit - basic	$2.17	$2.15
Net income per limited partner unit - diluted	2.17	2.15

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

The Delaware City Refinery appealed a Notice of Penalty Assessment and Secretary’s Order issued in March 2017 (the “2017 Secretary’s Order”), including a $150 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge (the “2013 Secretary’s Order”). The Delaware Department of Natural Resources and Environmental Control (“DNREC”) asserted that the Delaware City Refinery had violated the 2013 Secretary’s Order by allegedly failing to make timely and full disclosure to DNREC about the nature and extent of certain shipments and allegedly misrepresenting the number of shipments that went to other facilities. The Notice of Penalty Assessment and 2017 Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Delaware City Refinery by shipping crude oil from the Partnership’s Delaware City assets to three locations other than PBF Holding’s Paulsboro Refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35,700,000 gallons of crude oil in total. On April 28, 2017, the Delaware City Refinery appealed the Notice of Penalty Assessment and 2017 Secretary’s Order. On March 5, 2018, the Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and the Delaware City Refinery for $100. The Delaware City Refinery made no admissions with respect to the alleged violations and agreed to request a CZA status decision prior to making crude oil shipments to destinations other than the Paulsboro Refinery. The Delaware City Refinery has paid the penalty. The CZA status decision request was submitted to DNREC and the outstanding appeal was withdrawn as required under the settlement agreement. DNREC has confirmed that the Delaware City Refinery has fully satisfied its obligations under the settlement agreement, and therefore that the resolution of liability provided under the settlement agreement has taken effect.

On December 28, 2016, DNREC issued a CZA permit (the “Ethanol Permit”) to the Delaware City Refinery allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017,

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing, ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action have filed a joint motion with the Coastal Zone Board, requesting that the Coastal Zone Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. That joint motion remains pending before the Coastal Zone Board.

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

During 2018, EPA conducted certain evaluations of the ambient air in the vicinity of one of PBFX’s terminals. PBFX and EPA agreed to resolve EPA’s allegations through execution of an Administrative Consent Order (the “ACO”). The ACO, effective on November 13, 2019, provides for PBFX to make a civil penalty payment of $226, and commit to certain injunctive relief, notably including the installation and operation of a thermal oxidizer to reduce the emissions to the atmosphere of volatile organic compound emissions collected from certain existing tanks. Pursuant to the terms of the ACO, PBFX does not admit the factual or legal allegations, nor any liability for noncompliance as alleged by EPA.

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

PBFX recorded a total liability related to environmental remediation costs at certain of its assets of $2,347 and $2,587 as of December 31, 2019 and 2018, respectively, related to existing environmental liabilities.

During the first quarter of 2019, the Partnership notified certain agencies of an oil sheen present in the Schuylkill River near one of its facilities. Clean-up, identification and mitigation of the source were immediately initiated. The Partnership is working on a remedial investigation and action plan with the state agency. Although response activities are nearly complete, remediation costs will not be finalized until the action plan is complete. Incremental costs are not expected to be material to the Partnership.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Contingent Consideration

In connection with the East Coast Storage Assets Acquisition, the purchase and sale agreement between the Partnership and Crown Point included a provision for the Contingent Consideration. Pursuant to the purchase and sale agreement, the Partnership and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration recorded was $26,086 as of December 31, 2019 ($21,100 as of December 31, 2018) representing the present value of expected future payments discounted at a blended rate of 8.79%. The short-term Contingent Consideration is included in “Accrued liabilities” and the long-term Contingent Consideration is included in “Other long-term liabilities” within the Partnership’s consolidated balance sheets. At December 31, 2019, the estimated undiscounted liability totaled $30,596 based on the Partnership’s anticipated total annual earn-out payments. The acquired idled assets that are subject to the Contingent Consideration recommenced operations in October 2019.

12. RELATED PARTY TRANSACTIONS

Agreements with PBF Energy Entities

Commercial Agreements

PBFX currently derives a majority of its revenue from long-term, fee-based agreements with PBF Holding, which generally include MVCs and contractual fee escalations for inflation adjustments and certain increases in operating costs. PBFX believes the terms and conditions under these agreements, as well as the Omnibus Agreement and the Services Agreement (each as defined below), each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements (as defined in the table below) with PBF Holding include:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Amended and Restated Rail Agreements (b)	5/8/2014	7 years, 8 months	N/A	125,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement (c)	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility (c)	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	See note (d)	See note (d)
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements (e)	5/1/2016	Various (f)	Evergreen	15,000 bpd (g)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (f)	Evergreen	350,000 barrels (h)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline (c)	8/31/2016	10 years	2 x 5	50,000 bpd

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling (continued)
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline (c)	8/31/2016	10 years	2 x 5	75,000 bpd (i)	PBFX or PBF Holding can declare
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank (c)	8/31/2016	10 years	2 x 5	55,000 barrels (h)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank (c)	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank (c)	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (c)(j)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Knoxville Terminals Agreement- Terminaling Services	4/16/2018	5 years	Evergreen	Various (k)
Knoxville Terminals Agreement- Tank Lease (c)	4/16/2018	5 years	Evergreen	115,334 barrels (h)
Toledo Rail Loading Agreement (c)	7/31/2018	7 years, 5 months	2 x 5	Various (l)
Chalmette Terminal Throughput Agreement	7/31/2018	1 year	Evergreen	N/A
Chalmette Rail Unloading Agreement	7/31/2018	7 years, 5 months	2 x 5	7,600 bpd
DSL Ethanol Throughput Agreement (c)	7/31/2018	7 years, 5 months	2 x 5	5,000 bpd
Delaware City Terminaling Services Agreement (m)	1/1/2022	4 years	2 x 5	95,000 bpd
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility (c)	12/12/2014	10 years	2 x 5	3,849,271 barrels (h)	PBFX or PBF Holding can declare
Chalmette Storage Agreement (c)	See note (n)	10 years	2 x 5	625,000 barrels (h)
East Coast Storage Assets Terminal Storage Agreement	1/1/2019	8 years	Evergreen	2,953,725 barrels (h)
___________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)
The Amended and Restated Rail Agreements, as amended and effective as of January 1, 2018, include the Amended and Restated Delaware City Rail Terminaling Services Agreement and the Amended and Restated Delaware West Ladder Rack Terminaling Services Agreement, each between DCTC and PBF Holding, with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs. Effective January 1, 2019, the existing Amended and Restated Rail Agreements were further amended for the inclusion of services through certain rail infrastructure at the East Coast Storage Assets.

(c)	These commercial agreements with PBF Holding are considered leases.

(d)
In connection with the inclusion of an additional destination at the Magellan connection under the Delaware Pipeline Services Agreement, DPC and PBF Holding agreed to a two-year, five-month MVC (the “Magellan MVC”) under the Delaware Pipeline Services Agreement. The Magellan MVC expired on

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

March 31, 2019, subsequent to which the Partnership has been billing actual throughput on the Magellan connection.

(e)	Subsequent to the Toledo Products Terminal Acquisition, the Toledo Products Terminal was added to the East Coast Terminals Terminaling Services Agreements.

(f)	The East Coast Terminals related party agreements include varying initial term lengths, ranging from one to five years.

(g)
The East Coast Terminals Terminaling Services Agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals’ Paulsboro, New Jersey location and PBF Holding’s Paulsboro Refinery, with a 15,000 bpd MVC.

(h)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors. PBF Holding’s available shell capacity may be subject to change as agreed to by the Partnership and PBF Holding.

(i)
In connection with the TVPC Acquisition on May 31, 2019, the Torrance Valley Pipeline Transportation Services Agreement- South Pipeline was amended and restated to increase the MVC from 70,000 bpd to 75,000 bpd.

(j)
In August 2017, the Paulsboro Natural Gas Pipeline commenced service. Concurrent with the commencement of operations, a new services agreement was entered into between PNGPC and PRC regarding the Paulsboro Natural Gas Pipeline.

(k)	The minimum throughput revenue commitment for the Knoxville Terminals Agreement- Terminaling Services is $894 for year one, $1,788 for year two and $2,683 for year three and thereafter.

(l)
Under the Toledo Rail Loading Agreement, PBF Holding has minimum throughput commitments for (i) 30 railcars per day of products and (ii) 11.5 railcars per day of premium products. The Toledo Rail Loading Agreement also specifies a maximum throughput rate of 50 railcars per day.

(m)
The Delaware City Terminaling Services Agreement between DCTC and PBF Holding will commence in 2022 subsequent to the expiration of the Amended and Restated Rail Agreements and includes additional services to be provided by PBFX as operator of other rail facilities owned by PBF Holding’s subsidiaries.

(n)	The Chalmette Storage Services Agreement was entered into on February 15, 2017 and commenced on November 1, 2017.

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

The annual fee under the Omnibus Agreement for the year ended December 31, 2019 was $7,748, inclusive of obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devoted more than 50% of their time to PBFX during the year ended December 31, 2019. The annual fee was increased to $8,275 effective as of January 1, 2020, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to PBFX for the year ending December 31, 2020.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Services Agreement

Additionally, PBFX has entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2019, we paid an annual fee of $8,617 to PBF Holding pursuant to the Services Agreement and expect to pay the same annual fee to PBF Holding pursuant to the Services Agreement for the year ending December 31, 2020.

The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30-days’ notice.

Distributions

In connection with the Partnership’s quarterly distributions, the Partnership distributed $61,405 and $50,599 to PBF LLC for the years ended December 31, 2019 and 2018, respectively. During the five months ended May 31, 2019 and the year ended December 31, 2018, TVPC distributed $8,500 and $20,250, respectively, to each of its members, which included TVP Holding, a subsidiary of PBF Holding. Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the equity interest in TVPC.

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Year Ended December 31,
	2019	2018	2017
Revenue	$300,877	$259,426	$240,654
Operating and maintenance expenses	8,617	7,477	6,626
General and administrative expenses	7,748	7,468	6,899

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

The Partnership’s Transportation and Terminaling segment consists of operating segments that include product terminals, pipelines, crude unloading facilities and other facilities capable of transporting and handling crude oil, refined products and natural gas. The Partnership’s Storage segment consists of operating segments that include storage and other facilities capable of processing crude oil and handling crude oil, refined products and intermediates.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Revenue is generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for transportation, terminaling, storage and processing services. The commercial agreements with PBF Holding are described in Note 12 “Related Party Transactions” of the Notes to Consolidated Financial Statements. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific reporting segment. Identifiable assets are those used by the operating segments, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with operations specific to a reporting segment.

	Year Ended December 31, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$282,745	$57,467	$—	$340,212
Depreciation and amortization	27,826	10,775	—	38,601
Income (loss) from operations	163,036	20,751	(24,515)	159,272
Other expense	—	—	51,103	51,103
Capital expenditures	16,886	14,860	—	31,746

	Year Ended December 31, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$250,412	$33,028	$—	$283,440
Depreciation and amortization	24,899	4,910	—	29,809
Income (loss) from operations	149,337	15,904	(21,371)	143,870
Other expense	—	—	43,033	43,033
Capital expenditures, including acquisitions	97,077	78,619	—	175,696

	Year Ended December 31, 2017
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$234,338	$23,250	$—	$257,588
Depreciation and amortization	21,650	2,754	—	24,404
Income (loss) from operations	146,803	12,860	(16,284)	143,379
Other expense	—	—	33,363	33,363
Capital expenditures, including acquisitions	59,119	31,139	—	90,258

	Balance at December 31, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$726,374	$228,495	$18,133	$973,002

	Balance at December 31, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$731,505	$219,326	$5,522	$956,353

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

14. SUBSEQUENT EVENTS

Cash distribution

On February 13, 2020, PBF GP’s board of directors announced a cash distribution, based on the results of the fourth quarter of 2019, of $0.5200 per unit. The distribution is payable on March 17, 2020 to PBFX unitholders of record at the close of business on February 25, 2020.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS

DCLC, DPC, DCTC, Toledo Terminaling, PLPT, PBFX Op Co, TVPC, PNGPC, TRLC, CLC, PTC, DSLC and CPI serve as guarantors of the obligations under the 2023 Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, the Partnership is referred to as “Issuer.” The Indenture governs subsidiaries designated as “Guarantor Subsidiaries.” In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to the covenants of the Indenture. Refer to PBF LLC’s consolidated financial statements, which are included in its Annual Report on Form 10-K.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING BALANCE SHEET

	December 31, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$16,629	$18,337	$—	$—	$34,966
Accounts receivable - affiliates	194	47,862	—	—	48,056
Accounts receivable	—	7,351	—	—	7,351
Prepaids and other current assets	1,310	2,518	—	—	3,828
Due from related parties	207,290	788,430	—	(995,720)	—
Total current assets	225,423	864,498	—	(995,720)	94,201
Property, plant and equipment, net	—	854,610	—	—	854,610
Goodwill	—	6,332	—	—	6,332
Other non-current assets	—	17,859	—	—	17,859
Investment in subsidiaries	1,481,822	—	—	(1,481,822)	—
Total assets	$1,707,245	$1,743,299	$—	$(2,477,542)	$973,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$1,746	$4,708	$—	$—	$6,454
Accounts payable	384	9,840	—	—	10,224
Accrued liabilities	9,498	18,341	—	—	27,839
Deferred revenue	—	3,189	—	—	3,189
Due to related parties	788,430	207,290	—	(995,720)	—
Total current liabilities	800,058	243,368	—	(995,720)	47,706
Long-term debt	802,104	—	—	—	802,104
Other long-term liabilities	—	18,109	—	—	18,109
Total liabilities	1,602,162	261,477	—	(995,720)	867,919

Commitments and contingencies (Note 11)

Equity:
Net investment	—	1,481,822	—	(1,481,822)	—
Common unitholders	105,083	—	—	—	105,083
Total equity	105,083	1,481,822	—	(1,481,822)	105,083
Total liabilities and equity	$1,707,245	$1,743,299	$—	$(2,477,542)	$973,002

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2019
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidating Adjustments	Total
Revenue:
Affiliate	$—	$300,877	$—	$—	$300,877
Third-party	—	39,335	—	—	39,335
Total revenue	—	340,212	—	—	340,212

Costs and expenses:
Operating and maintenance expenses	—	118,614	—	—	118,614
General and administrative expenses	24,515	—	—	—	24,515
Depreciation and amortization	—	38,601	—	—	38,601
Change in contingent consideration	—	(790)	—	—	(790)
Total costs and expenses	24,515	156,425	—	—	180,940

Income (loss) from operations	(24,515)	183,787	—	—	159,272

Other income (expense):
Equity in earnings of subsidiaries	181,848	—	—	(181,848)	—
Interest expense, net	(46,555)	—	—	—	(46,555)
Amortization of loan fees and debt premium	(1,780)	—	—	—	(1,780)
Accretion on discounted liabilities	(829)	(1,939)	—	—	(2,768)
Net income	108,169	181,848	—	(181,848)	108,169
Less: Net income attributable to noncontrolling interest	—	7,881	—	—	7,881
Net income attributable to PBF Logistics LP unitholders	$108,169	$173,967	$—	$(181,848)	$100,288

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

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
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$108,169	$181,848	$—	$(181,848)	$108,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	38,601	—	—	38,601
Amortization of loan fees and debt premium	1,780	—	—	—	1,780
Accretion on discounted liabilities	829	1,939	—	—	2,768
Unit-based compensation expense	6,765	—	—	—	6,765
Change in contingent consideration	—	(790)	—	—	(790)
Equity in earnings of subsidiaries	(181,848)	—	—	181,848	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(185)	(10,819)	—	—	(11,004)
Accounts receivable	365	445	—	—	810
Prepaids and other current assets	(173)	(299)	—	—	(472)
Accounts payable - affiliates	507	(2,152)	—	—	(1,645)
Accounts payable	(792)	6,356	—	—	5,564
Accrued liabilities	(751)	1,260	—	—	509
Amounts due to (from) related parties	181,148	(181,148)	—	—	—
Deferred revenue	—	229	—	—	229
Other assets and liabilities	(2,043)	(234)	—	—	(2,277)
Net cash provided by operating activities	113,771	35,236	—	—	149,007

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(31,746)	—	—	(31,746)
Investment in subsidiaries	(4,725)	—	—	4,725	—
Net cash used in investing activities	$(4,725)	$(31,746)	$—	$4,725	$(31,746)

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)

	Year Ended December 31, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Proceeds from issuance of common units	$132,483	$—	$—	$—	$132,483
Acquisition of TVPC noncontrolling interest	(200,000)	—	—	—	(200,000)
Distributions to unitholders	(123,910)	—	—	—	(123,910)
Distributions to TVPC members	—	(8,500)	—	—	(8,500)
Deferred payment for the East Coast Storage Assets Acquisition	(32,000)	—	—	—	(32,000)
Contribution from parent	—	4,725	—	(4,725)	—
Proceeds from revolving credit facility	228,000	—	—	—	228,000
Repayment of revolving credit facility	(101,000)	—	—	—	(101,000)
Deferred financing costs and other	—	2,724	—	—	2,724
Net cash used in financing activities	(96,427)	(1,051)	—	(4,725)	(102,203)

Net change in cash and cash equivalents	12,619	2,439	—	—	15,058
Cash and cash equivalents, beginning of period	4,010	15,898	—	—	19,908
Cash and cash equivalents, end of period	$16,629	$18,337	$—	$—	$34,966

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$100,837	$164,737	$—	$(164,737)	$100,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	29,809	—	—	29,809
Amortization of loan fees and debt premium	1,717	—	—	—	1,717
Accretion on discounted liabilities	271	504	—	—	775
Unit-based compensation expense	5,757	—	—	—	5,757
Equity in earnings of subsidiaries	(164,737)	—	—	164,737	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(8)	3,773	—	—	3,765
Accounts receivable	(365)	(5,723)	—	—	(6,088)
Prepaids and other current assets	(566)	(113)	—	—	(679)
Accounts payable - affiliates	(783)	530	—	—	(253)
Accounts payable	1,021	(1,985)	—	—	(964)
Accrued liabilities	330	(1,702)	—	—	(1,372)
Amounts due to (from) related parties	75,417	(75,417)	—	—	—
Deferred revenue	—	1,522	—	—	1,522
Other assets and liabilities	(1,114)	(571)	—	—	(1,685)
Net cash provided by operating activities	17,777	115,364	—	—	133,141

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(42,351)	—	—	(42,351)
Knoxville Terminals Purchase	—	(58,356)	—	—	(58,356)
East Coast Storage Assets Acquisition	—	(74,989)	—	—	(74,989)
Investment in subsidiaries	(83,524)	—	—	83,524	—
Net cash used in investing activities	$(83,524)	$(175,696)	$—	$83,524	$(175,696)

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)

	Year Ended December 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Proceeds from issuance of common units	$34,820	$—	$—	$—	$34,820
Distributions to unitholders	(98,786)	—	—	—	(98,786)
Distributions to TVPC members	—	(20,250)	—	—	(20,250)
Contribution from parent	—	87,725	—	(83,524)	4,201
Proceeds from revolving credit facility	170,000	—	—	—	170,000
Repayment of revolving credit facility	(43,700)	—	—	—	(43,700)
Deferred financing costs and other	(3,486)	—	—	—	(3,486)
Net cash provided by financing activities	58,848	67,475	—	(83,524)	42,799

Net change in cash and cash equivalents	(6,899)	7,143	—	—	244
Cash and cash equivalents, beginning of period	10,909	8,755	—	—	19,664
Cash and cash equivalents, end of period	$4,010	$15,898	$—	$—	$19,908

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$110,016	$159,663	$—	$(159,663)	$110,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	24,404	—	—	24,404
Amortization of loan fees and debt premium	1,488	—	—	—	1,488
Unit-based compensation expense	5,345	—	—	—	5,345
Equity in earnings of subsidiaries	(159,663)	—	—	159,663	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	124	(4,078)	—	—	(3,954)
Accounts receivable	—	2,871	—	—	2,871
Prepaids and other current assets	(265)	226	—	—	(39)
Accounts payable - affiliates	352	369	—	—	721
Accounts payable	105	21	—	—	126
Accrued liabilities	206	(2,418)	—	—	(2,212)
Amounts due to (from) related parties	82,873	(82,873)	—	—	—
Deferred revenue	—	486	—	—	486
Other assets and liabilities	(957)	(113)	—	—	(1,070)
Net cash provided by operating activities	39,624	98,558	—	—	138,182

Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(80,161)	—	—	(80,161)
Toledo Products Terminal Acquisition	—	(10,097)	—	—	(10,097)
Purchases of marketable securities	(75,036)	—	—	—	(75,036)
Maturities of marketable securities	115,060	—	—	—	115,060
Investment in subsidiaries	(11,072)	—	—	11,072	—
Net cash provided by (used in) investing activities	$28,952	$(90,258)	$—	$11,072	$(50,234)

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

15. CONSOLIDATING FINANCIAL STATEMENTS OF PBF LOGISTICS
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)

	Year Ended December 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from financing activities:
Distributions to unitholders	$(85,430)	$—	$—	$—	$(85,430)
Distributions to TVPC members	—	(21,544)	—	—	(21,544)
Contribution from parent	—	21,511	—	(11,072)	10,439
Proceeds from issuance of senior notes	178,500	—	—	—	178,500
Repayment of term loan	(39,664)	—	—	—	(39,664)
Proceeds from revolving credit facility	20,000	—	—	—	20,000
Repayment of revolving credit facility	(179,500)	—	—	—	(179,500)
Repayment of Affiliate Note Payable	—	(11,600)	—	—	(11,600)
Deferred financing costs and other	(3,706)	—	—	—	(3,706)
Net cash used in financing activities	(109,800)	(11,633)	—	(11,072)	(132,505)

Net change in cash and cash equivalents	(41,224)	(3,333)	—	—	(44,557)
Cash and cash equivalents, beginning of period	52,133	12,088	—	—	64,221
Cash and cash equivalents, end of period	$10,909	$8,755	$—	$—	$19,664

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except per unit amounts).

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$78,845	$82,750	$86,377	$92,240
Income from operations	34,198	37,763	44,390	42,921
Net income	22,076	25,328	30,994	29,771
Net income attributable to PBF Logistics LP unitholders	17,357	22,166	30,994	29,771
Net income per limited partner unit:
Common - basic	$0.35	$0.37	$0.50	$0.48
Common - diluted	0.35	0.37	0.50	0.48

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$64,740	$68,099	$70,556	$80,045
Income from operations	33,926	33,796	37,577	38,571
Net income	23,978	23,371	27,010	26,478
Net income attributable to PBF Logistics LP unitholders	18,280	16,677	18,724	21,769
Net income per limited partner unit:
Common - basic	$0.43	$0.39	$0.42	$0.48
Common - diluted	0.43	0.39	0.42	0.48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2019. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has audited the effectiveness of our internal control over financing reporting as of December 31, 2019 and issued an attestation report on that effectiveness, which is on page 78 of this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended December 31, 2019 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Director Independence

Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act. The board of directors of our general partner has determined that Bruce A. Jones, David Roush and Lawrence Ziemba are independent under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE’s listing standards, a director will not be deemed independent unless the board of directors of our general partner affirmatively determines that the director has no material relationship with us. Based on information requested from and provided by each director concerning his background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the board of directors of our general partner has determined that each of Messrs. Jones, Roush and Ziemba has no material relationship with us or PBF Energy, either directly or as a partner, stockholder or officer of an organization that has a relationship with us or PBF Energy, and each of them is therefore independent under the NYSE’s listing standards and applicable SEC rules and regulations.

Director Experience and Qualifications

The board of directors of our general partner as a whole is responsible for filling vacancies on the board of directors at any time during the year, and for selecting individuals to serve on the board of directors of our general partner. From time to time, the board of directors may utilize the services of search firms or consultants to assist in identifying and screening potential candidates.

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

Audit Committee

The audit committee of the board of directors of our general partner assists the board of directors of our general partner in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee also is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee. The board of directors of our general partner has determined that each of Bruce A. Jones, David Roush and Lawrence Ziemba meet the requirements to serve on the audit committee and our audit committee is therefore comprised of the following independent directors: Bruce A. Jones, David Roush and Lawrence Ziemba. Mr. Roush serves as the Chairman of the audit committee and as an “audit committee financial expert.”

Conflicts Committee

At least three members of the board of directors of our general partner serve on the conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee are not officers or employees of our general partner or directors, officers or employees of its affiliates, and meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or its affiliates or any interest in us or our subsidiaries other than common units or awards under our incentive compensation plan. Any matters approved by the conflicts committee in good faith will be deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The board of directors of our general partner has determined that each of Bruce A. Jones, David Roush and Lawrence Ziemba meet the requirements to serve on the conflicts committee and the conflicts committee is therefore comprised of the following independent directors: Bruce A. Jones, David Roush and Lawrence Ziemba. Mr. Roush serves as the Chairman of the conflicts committee.

Meetings of the Board of Directors

During the last fiscal year, the board of directors of our general partner had five meetings, while the audit committee had four meetings and the conflicts committee had sixteen meetings. All directors have access to members of management and a substantial amount of information transfer and informal communication occurs between meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board of directors of our general partner on which the director served. Under our corporate governance guidelines, executive sessions of the non-management directors are held periodically as part of the routine activities and deliberation of the board of directors. The non-management directors determine among themselves who shall preside at such meetings. The non-management directors may request that certain employees and executive officers of our general partner and/or PBF Energy and other advisers and consultants to make presentations or participate in discussions at such meetings. To the extent this group of non-management directors does not also meet the independence standards of the NYSE, the directors who do meet such independence requirements shall also meet in executive sessions at least once a year.

Directors and Executive Officers of PBF Logistics GP, LLC

The following table shows information for the executive officers and directors of our general partner as of February 20, 2020 (unless otherwise stated). Directors are elected by the board members of our general partner and are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, retirement, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Some of our directors and all of our executive officers also serve as executive officers of PBF Energy.

	Age
Name	(as of December 31, 2019)	Position with PBF Logistics GP, LLC
Thomas J. Nimbley	68	Chief Executive Officer and Chairman of the Board of Directors
Matthew C. Lucey	46	Executive Vice President and Director
Trecia Canty	50	Senior Vice President, General Counsel and Secretary
C. Erik Young	42	Senior Vice President, Chief Financial Officer and Director
Timothy Paul Davis	57	Assistant Secretary
Michael D. Gayda	65	Director
Bruce A. Jones	66	Director
David Roush	66	Director
Karen B. Davis	63	Former Director (through December 31, 2019)
Lawrence Ziemba	64	Director (since December 31, 2019)

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

Trecia Canty was appointed Senior Vice President, General Counsel and Secretary of our general partner in September 2015. Ms. Canty joined PBF Energy in November 2012 and has led the Company’s commercial and finance legal operations. Prior to September 2015, she served as our Vice President, Senior Deputy General Counsel and Assistant Secretary. Prior to joining the Company, Ms. Canty served as Associate General Counsel, Corporate and Assistant Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to the midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was an associate with Cleary, Gottlieb, Steen & Hamilton. Ms. Canty has over 20 years of experience focused on energy, mergers and acquisition, securities, finance and corporate matters.

C. Erik Young was appointed a Director of our general partner in October 2016 and serves as the Senior Vice President and Chief Financial Officer. Mr. Young has served as the Senior Vice President and Chief Financial Officer of our general partner and of PBF Energy since April 1, 2014. Mr. Young previously served as Director, Strategic Planning at PBF Energy since December 2010, where he was responsible for both corporate development and capital markets initiatives for PBF Energy. Prior to joining the Company, Mr. Young spent 11 years in corporate finance, strategic planning and mergers and acquisitions roles across a variety of industries. He began his career in investment banking before joining J.F. Lehman & Company, a private equity investment firm, in 2001.

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

Michael D. Gayda was appointed a Director of our general partner in 2013. Mr. Gayda previously also served as President of our general partner and of PBF Energy until his retirement in January 2015. Since February 2015, Mr. Gayda has served as a consultant and arbiter on U.S. and international energy matters. Mr. Gayda joined PBF Energy as Executive Vice President, General Counsel and Secretary in April 2010 and served as its President from June 2010 until his retirement in 2015 and was a director from inception until October 2009. Prior thereto, from May 2006 until January 2010 Mr. Gayda served as Executive Vice President, General Counsel and Secretary of Petroplus Holdings AG (“Petroplus”). Prior to Petroplus, he served as an executive officer of Premcor until its sale to Valero Energy Corporation (“Valero”) in August 2005 and as General Counsel-Refining for Phillips 66 Company, a division of Phillips, following Phillips’ acquisition of Tosco in September 2001. Mr. Gayda previously served as a Vice President of certain of Tosco’s subsidiaries.

Bruce A. Jones was appointed a Director of our general partner in April 2014. The board of directors of our general partner has determined that Mr. Jones is independent and, as a result, Mr. Jones serves on the Audit and Conflicts Committees. Mr. Jones has over 30 years of experience in energy related industries, including 19 years in refining and distribution. From May 2006 until February 2010, Mr. Jones served as Executive Vice President, Chief Operating Officer of Petroplus during its acquisitions of five European refineries. Mr. Jones retired in February 2010. Prior to Petroplus, he served as Vice President Environmental Health and Safety for Premcor until its sale to Valero in August 2005. Mr. Jones previously held various positions with Phillips, Tosco, Exxon Corporation and Public Service Electric and Gas Company. Mr. Jones has extensive experience in the energy industry, including refining and distribution operations with a strong basis in safe and environmentally compliant operations, and, for these reasons, he is a valuable member of the board of directors of our general partner.

David Roush was appointed a Director of our general partner in April 2014. The board of directors of our general partner has determined that Mr. Roush is independent and, as a result, Mr. Roush serves on the Audit and Conflicts Committees. Mr. Roush is a licensed CPA and an experienced entrepreneur and financial expert. Mr. Roush is a founder and principal of JDP Holdings, Inc. (“JDP Holdings”), an investment company which acquires and develops technology companies. He founded JDP Holdings in the early part of 2010. Prior to that, Mr. Roush founded Insurance.com, a leading, web-based, auto insurance agency, in 2000 and worked as its Chairman and Chief Executive Officer until February 2009. Mr. Roush has also held various positions at Progressive Insurance and worked as an internal auditor for the Bendix/Allied Signal Corporation. Mr. Roush has over 40 years of accounting and management experience and is a licensed CPA, and, for these reasons, he is a valuable member of the board of directors of our general partner.

Karen B. Davis was appointed a Director of our general partner in December 2017. The board of directors of our general partner had determined that Ms. Davis was independent and, as a result, Ms. Davis served on the Audit and Conflicts Committees. Ms. Davis most recently served as the Executive Vice President and Chief Financial Officer of both Western Refining Inc. (“Western”) and the general partner of Western Refining Logistics LP from August 2016 to May 2017.  Prior to that, she served as the Executive Vice President and Chief Financial Officer of Western’s affiliate, the general partner of Northern Tier Energy LP from February 2015 to August 2016.  Ms. Davis also served as the Chief Financial Officer of the general partner of Western Refining Logistics and the Vice President-Director of Investor Relations of Western from December 2014 to February 2015. Previously, Ms. Davis served as the Chief Accounting Officer of PBF Energy Inc. from February 2011 to November 2014, and of PBF Logistics GP LLC, the general partner of PBF Logistics LP, from its inception in February 2013 until November 2014. During her career, Ms. Davis has served in other executive accounting and finance positions with various public and private companies throughout the United States. Ms. Davis’s extensive experience in the energy industry as a finance executive established her as a valuable member of the board of directors of our general partner during her tenure. Ms. Davis resigned from her position as a member of the board of directors of our general partner and as a member of the Audit Committee and Conflicts Committee thereof, each effective as of December 31, 2019.

Lawrence Ziemba was appointed a Director of our general partner in December 2019. The board of directors of our general partner has determined that Mr. Ziemba is independent and, as a result, Mr. Ziemba serves on the Audit and Conflicts Committees. Mr. Ziemba retired from Phillips 66 as Executive VP, Refining and a member of the Executive Committee in December 2017. He held this position since the company’s separation from ConocoPhillips in May 2012. Prior to 2012, he was President, Global Refining and served on the Executive Committee of ConocoPhillips. During his career, he held various positions in downstream for ConocoPhillips, Phillips, Tosco, and Unocal Corporation, where he started his career. Mr. Ziemba’s extensive career across many aspects of the refining industry, including numerous downstream positions, make him a valuable member of the board of directors of our general partner.

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

Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s compensation programs and the key executive compensation decisions that were made for 2019. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2019 were as follows:

•	Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors

•	C. Erik Young, Senior Vice President, Chief Financial Officer and Director

•	Matthew C. Lucey, Executive Vice President and Director

•	Trecia Canty, Senior Vice President, General Counsel and Secretary

•	Timothy Paul Davis, Assistant Secretary

Overview - Compensation Decisions and Allocation of Compensation Expenses

The board of directors of our general partner does not have a compensation committee. The board of directors of our general partner does not feel that a compensation committee is necessary at this time, primarily because neither our general partner nor the Partnership has a significant amount of direct employees or executive officers to compensate. However, the board of directors believes it is important to promote the interests of the Partnership and the general partner by providing to employees of the Partnership’s affiliates and others who perform services for us or on our behalf incentive compensation awards for their service. Accordingly, pursuant to our partnership agreement, the general partner is allowed to and has adopted the PBF Logistics LP 2014 Long-Term Incentive Plan (as amended, “Long-Term Incentive Plan” or “LTIP”). Due to the fact that several of the members of the board of directors of our general partner perform services on our behalf in their roles as executive officers of PBF Energy, the LTIP is fully administered by the disinterested members of the board of directors. The disinterested members of the board of directors may also delegate to an executive officer of our general partner the authority to issue awards to employees other than Section 16 officers of our general partner.

Under the terms of the Omnibus Agreement, we pay an annual administrative fee to PBF Energy for the provision of general and administrative services. Pursuant to the terms of the Omnibus Agreement, PBF Energy may increase or decrease such administrative fee by a percentage equal to the change in the PPI over the previous 12 calendar months or to reflect any increase in the cost of providing centralized corporate services due to changes in any law, rule or regulation, including any interpretation of such laws, rules or regulations. The annual administrative fee was increased to $6.0 million effective as of January 1, 2020. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of PBF Energy employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse PBF Energy directly for a proportionate amount of the salary and employee benefits costs of PBF Energy employees who devote more than 50% of their time to our business and affairs.

None of our NEOs devoted more than 50% of their total business time to our business and affairs in 2019. Although our NEOs provide services to both PBF Energy and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us. Instead, the administrative fee covers all centralized services provided to us by PBF Energy, and we have not reimbursed PBF Energy for the cost of such services. Except for awards under the LTIP, which were approved by the independent directors of the board of directors of our general partner, PBF Energy had the ultimate decision-making authority with respect to the compensation of our NEOs.

Compensation Objectives and Philosophy

Overview

Because neither we nor our general partner employ any of our NEOs and because our NEOs are compensated by PBF Energy to manage our business and affairs, we do not provide traditional fixed or discretionary compensation (e.g., salary and bonus) to our NEOs. However, we believe that our NEOs should have an ongoing stake in our success by receiving compensation in the form of long-term incentive awards. Accordingly, our executive compensation program currently consists of a single element: long-term incentives in the form of awards under the LTIP. Our 2019 NEO compensation framework was designed to reward our NEOs for their efforts with respect to our acquisitions, provide retention incentives for our NEOs, and motivate our NEOs to increase the value of our units. Our compensation program is intended to:
•motivate and retain our general partner’s key executives;
•align the long-term economic interests of our general partner’s executives with those of our unitholders; and
•reward excellence and performance by our general partner’s executives that increases the value of our units.

These objectives govern the decisions of the disinterested members of the board of directors of our general partner with respect to the amount of awards made under the LTIP to our NEOs.

Our general partner did not engage a compensation consultant in 2019.

2014 Long-Term Incentive Plan

Awards may be made under the LTIP to officers, directors and employees of subsidiaries of PBF Energy, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. In recognition of the strong performance of our assets and the successful completion of our recent acquisitions and organic growth projects, the Compensation Committee of PBF Energy and the board of directors of our general partner approved grants under the LTIP to our NEOs in 2019. Each of our NEOs received a grant of phantom units that vests ratably over a four-year period, or “service phantom units,” subject to certain accelerated vesting rights. These phantom units are accompanied by distribution equivalent rights (“DERs”) that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. Phantom units motivate our NEOs to attain our long term goals and support our overall business priorities as well as aligning our NEOs interests with those of our unitholders. The grants of service phantom units provide our NEOs with a stake in our performance and align the interests of our NEOs and our unitholders by providing a direct incentive for our NEOs to focus on unitholder value. The LTIP is now administered by the disinterested directors on the board of directors of our general partner.

Upon a “change in control” (as defined in the LTIP), the disinterested directors may, in their discretion, (i) remove any forfeiture restrictions applicable to an award, (ii) accelerate the time of exercisability or vesting of an award, (iii) require awards to be surrendered in exchange for a cash payment, (iv) cancel unvested awards without payment or (v) make adjustments to awards as the directors deems appropriate to reflect the change of control. Unless determined otherwise by the directors or provided for otherwise in an award agreement, upon involuntary termination of employment or service of a participant within twenty-four (24) months of a change in control, all of the participant’s awards that have not at such time become vested or otherwise remain subject to lapse restrictions shall immediately become vested or no longer subject to lapse restrictions, as applicable. By providing the potential for immediate value to our NEOs in connection with a change in control, this provision aligns our NEOs’ interests with those of our unitholders and incentivizes our NEOs to work to maximize the value of our units in the event such a transaction were to occur. For additional detail regarding the amount of compensation our NEOs may be entitled to in the event of their termination or a change-in-control, refer to “Potential Payments Upon Termination or Change of Control.”

Compensation Consultants

The board of directors of our general partner does not have a compensation committee, and it did not retain a compensation consultant in 2019.

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

Compensation Committee Report

Neither we nor our general partner have a compensation committee. The non-management members of the board of directors of our general partner, listed below, have reviewed and discussed the CD&A as required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, approved the CD&A for inclusion in this Form 10-K.

Non-Management Members of the Board of Directors:

Michael D. Gayda
Bruce A. Jones
David Roush
Lawrence Ziemba

Compensation Risk Assessment

Based on an internal review by the board of directors of our general partner and its understanding of our material compensation programs, our general partner has concluded that there are no plans that provide meaningful incentives for individuals, including the NEOs, to take risks that would be reasonably likely to have a material adverse effect on us.

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

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. Thomas J. Nimbley, Matthew C. Lucey and C. Erik Young are directors of our general partner, and are also executive officers of our general partner and PBF Energy. However, all compensation decisions with respect to Thomas J. Nimbley, Matthew C. Lucey and C. Erik Young are made by PBF Energy and they do not receive any compensation directly from us or our general partner other than grants under our LTIP. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for information about relationships among us, our general partner and PBF Energy. Refer above for information about our director and executive officer compensation.

2019 Summary Compensation Table

The Summary Compensation Table summarizes the total compensation paid or earned by each of our NEOs.

Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Award	All Other Compensation	Total
		($) (1)	($) (1)	($) (2)	($) (1)	($) (1)	($)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	2019	—	—	428,000	—	—	428,000
	2018	—	—	398,000	—	—	398,000
	2017	—	—	420,000	—	—	420,000
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	2019	—	—	267,500	—	—	267,500
	2018	—	—	248,750	—	—	248,750
	2017	—	—	262,500	—	—	262,500
Matthew C. Lucey, Executive Vice President and Director	2019	—	—	321,000	—	—	321,000
	2018	—	—	298,500	—	—	298,500
	2017	—	—	315,000	—	—	315,000
Trecia Canty, Senior Vice President, General Counsel and Secretary	2019	—	—	267,500	—	—	267,500
	2018	—	—	248,750	—	—	248,750
	2017	—	—	262,500	—	—	262,500
Timothy Paul Davis, Assistant Secretary	2019	—	—	267,500	—	—	267,500
	2018	—	—	248,750	—	—	248,750
	2017	—	—	262,500	—	—	262,500
____________

(1)	As noted above, no compensation other than grants of service phantom units under our LTIP is reported for the NEOs.

(2)
This column represents the aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”) for financial statement reporting purposes for the phantom units granted under the 2014 Long-Term Incentive Plan. Fair value is calculated using the closing price of our units on the date of grant. The per unit grant date fair value for the 2019, 2018 and 2017 grants was $21.40, $19.90 and $21.00, respectively. Assumptions used in the calculation of this amount are included in Note 9 “Unit-Based Compensation” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Grants of Plan Based Awards in 2019

The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2019.

Name and Principal Position	Grant Date	Awards: Number of Units (1)	Option Awards: Number of Securities Underlying Option	Exercise or Base Price of Options Awards (Per Share)	Grant Date Fair Value of Units and Option Awards (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	4/29/2019	20,000	—	—	$428,000
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	4/29/2019	12,500	—	—	$267,500
Matthew C. Lucey, Executive Vice President and Director	4/29/2019	15,000	—	—	$321,000
Trecia Canty, Senior Vice President, General Counsel and Secretary	4/29/2019	12,500	—	—	$267,500
Timothy Paul Davis, Assistant Secretary	4/29/2019	12,500	—	—	$267,500
____________

(1)	All awards in this column are service phantom units under our LTIP.

(2)
The amounts in this column reflect the aggregate grant date fair value of $21.40 per unit, which is equal to the NYSE closing price of our common units on the grant date. Assumptions used in the calculation of this amount for the 2019 fiscal year are included in Note 9 “Unit-Based Compensation” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Outstanding Equity Awards at December 31, 2019

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2019.

						Unit Awards (1)
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested		Market Value of Units That Have Not Vested (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	4/29/2019	—	—	N/A	N/A	20,000	(3)	$435,900
	5/1/2018	—	—	N/A	N/A	15,000	(4)	$356,775
	5/1/2017	—	—	N/A	N/A	10,000	(5)	$256,800
	4/26/2016	—	—	N/A	N/A	3,750	(6)	$102,825
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	4/29/2019	—	—	N/A	N/A	12,500	(3)	$272,438
	5/1/2018	—	—	N/A	N/A	9,375	(4)	$222,984
	5/1/2017	—	—	N/A	N/A	6,250	(5)	$160,500
	4/26/2016	—	—	N/A	N/A	3,125	(6)	$85,687
Matthew C. Lucey, Executive Vice President and Director	4/29/2019	—	—	N/A	N/A	15,000	(3)	$326,925
	5/1/2018	—	—	N/A	N/A	11,250	(4)	$267,581
	5/1/2017	—	—	N/A	N/A	7,500	(5)	$192,600
	4/26/2016	—	—	N/A	N/A	3,750	(6)	$102,825
Trecia Canty, Senior Vice President, General Counsel and Secretary	4/29/2019	—	—	N/A	N/A	12,500	(3)	$272,438
	5/1/2018	—	—	N/A	N/A	9,375	(4)	$222,984
	5/1/2017	—	—	N/A	N/A	6,250	(5)	$160,500
	4/26/2016	—	—	N/A	N/A	3,125	(6)	$85,687
Timothy Paul Davis, Assistant Secretary	4/29/2019	—	—	N/A	N/A	12,500	(3)	$272,438
	5/1/2018	—	—	N/A	N/A	9,375	(4)	$222,984
	5/1/2017	—	—	N/A	N/A	6,250	(5)	$160,500
	4/26/2016	—	—	N/A	N/A	3,125	(6)	$85,687
____________

(1)	All awards in this column are service phantom units granted under our LTIP which vest ratably over a four year period.

(2)	Amounts in this column are based on a fair market value of the phantom units and related DERs based on the NYSE closing price of $20.25 per common unit on December 31, 2019.

(3)	The phantom units subject to this award are scheduled to vest in four equal annual installments beginning on April 29, 2020, subject to continued service through each such vesting date.

(4)	The phantom units subject to this award are scheduled to vest in three equal annual installments beginning on May 1, 2020, subject to continued service through each such vesting date.

(5)	The phantom units subject to this award are scheduled to vest in two equal annual installments beginning on May 1, 2020, subject to continued service through each such vesting date.

(6)	The phantom units subject to this award are scheduled to vest on April 26, 2020, subject to continued service through such vesting date.

Option Exercises and Units Vested in 2019

The following table reflects the aggregate value realized by the NEOs for phantom units that vested in 2019. We have not granted any options to purchase our units.

	Unit Awards
Name and Principal Position	Number of Units Acquired on Vesting (1)	Value Realized on Vesting (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	17,500	$527,676
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	12,500	$383,220
Matthew C. Lucey, Executive Vice President and Director	15,000	$459,865
Trecia Canty, Senior Vice President, General Counsel and Secretary	10,625	$316,263
Timothy Paul Davis, Assistant Secretary	12,500	$383,220
____________

(1)	Reflects the vesting of one-fourth of the service phantom units granted to Messrs. Nimbley, Young, Lucey, Ms. Canty and Mr. Davis in each of May 2018, May 2017, April 2016 and April 2015.

(2)
The value realized for the service phantom units was calculated using the closing price of our common units on each vesting date, multiplied by the number of units that vested on such date, plus DERs attributable to such units.

Potential Payments Upon Termination or Change of Control

The following table discloses the estimated payments and benefits that would be provided to each of our NEOs, assuming that each of the triggering events relating to retirement, death, disability, termination of employment or change of control described in the LTIP and the related award agreements took place on December 31, 2019 and their last day of employment with our general partner or its affiliates was December 31, 2019. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our unit price.

Name and Principal Position	Retirement (1)		Death, Disability or Termination of Employment Without Cause or for Good Reason (2)		Other Termination of Employment	Change of Control (3)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	$1,152,300	(4)	$1,152,300	(4)	—	$1,152,300	(4)
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	—		$741,609	(5)	—	$741,609	(5)
Matthew C. Lucey, Executive Vice President and Director	—		$889,931	(6)	—	$889,931	(6)
Trecia Canty, Senior Vice President, General Counsel and Secretary	—		$741,609	(5)	—	$741,609	(5)
Timothy Paul Davis, Assistant Secretary	$741,609	(5)	$741,609	(5)	—	$741,609	(5)
____________

(1)
The agreements evidencing the phantom unit grants to our NEOs provide that in the event of an NEO’s retirement, all of the outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settle in accordance with their terms. As of December 31, 2019, the following NEOs were retirement-eligible, which is defined under the applicable award agreements as the attainment of age 55 and 5 years of service: Thomas J. Nimbley and Timothy Paul Davis. Amounts in this column are based on a fair market value of the phantom units and related DERs based on the NYSE closing price of $20.25 per common unit on December 31, 2019.

(2)
The agreements evidencing the phantom unit grants to our NEOs provide that in the event of (i) the NEO’s death or disability, or (ii) the termination of the NEO’s service without cause or by the NEO for good reason, all of the outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settle in accordance with their terms. Disability, without cause, and good reason are defined in the applicable award agreements. Amounts in this column are based on a fair market value of the phantom units and related DERs based on the NYSE closing price of $20.25 per common unit on December 31, 2019.

(3)
The agreements evidencing the phantom unit grants to our NEOs provide that in the event of a Change of Control (as defined below), all of the then outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settle in accordance with their terms. Amounts in this column are based on a fair market value of the phantom units and related DERs based on the NYSE closing price of $20.25 per common unit on December 31, 2019.

(4)	Consists of the value of 48,750 phantom units and associated DERs.

(5)	Consists of the value of 31,250 phantom units and associated DERs.

(6)	Consists of the value of 37,500 phantom units and associated DERs.

Except as specified above, under the LTIP and the applicable award agreements, phantom units that have not vested at the time the participant’s employment with our general partner or its affiliates terminates will generally be immediately forfeited unless the board of directors of our general partner determines otherwise. However, upon a Change of Control (as defined below), 100% of the phantom units subject to current award agreements shall vest (but only to the extent the award agreement has not otherwise previously been forfeited), and the phantom units shall become nonforfeitable.

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

Chief Executive Officer Pay Ratio

As previously discussed, we nor our general partner directly employ any of the persons responsible for managing our business. All of our general partner’s executive officers and other management personnel necessary for our business to function are employees of subsidiaries of PBF Energy. As such, we do not determine, or pay, total compensation for our Chief Executive Officer. As a result, we are unable to compare the median total compensation for our employees to that of our Chief Executive Officer.

We expect the Chief Executive Officer Pay Ratio with respect to our employees, and those employed by PBF Energy, as well as our NEOs, to be included in the PBF Energy annual proxy statement.

Director Compensation

Officers or employees of our general partner who also serve as directors of our general partner do not receive additional compensation for such service. Directors of our general partner who are not also officers or employees of our general partner receive cash compensation on a quarterly basis, meeting fees and grants under our LTIP for attending meetings of the board of directors and committee meetings as follows:

•	A cash retainer of $50,000 per year, paid quarterly.

•	For the audit committee chair, an additional cash retainer of $10,000 per year, paid quarterly.

•	An additional cash payment of $1,500 for each board of directors or committee meeting attended.

•
Annual grants under our LTIP of a number of phantom units with a fair market value equal to approximately $50,000 at the date of grant. These phantom units will generally vest over a four-year period and have associated DERs.

In addition, we reimburse each director for out-of-pocket expenses in connection with attending meetings. We will fully indemnify each director for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to a director indemnification agreement and our partnership agreement.

The following table reflects all compensation granted to each non-employee director during 2019.

	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
Name	($)(1)	($)(2)(3)(4)	($)(5)	($)
Michael D. Gayda	62,891	50,012	10,833	123,736
Bruce A. Jones	94,545	50,012	10,833	155,390
David Roush	102,329	50,012	10,833	163,174
Karen Davis (6)	95,849	50,012	19,998	165,859
Lawrence Ziemba (6)	—	—	—	—
____________

(1)	The annual cash fees and reimbursement of expenses for non-employee directors’ board of directors and committee service for the period of January 1, 2019 through December 31, 2019.

(2)
On April 29, 2019, each of the non-employee directors received a grant of 2,337 phantom units, representing their annual phantom unit award grant of approximately $50,000, based on the grant date closing stock price of $21.40.

(3)
The table below reflects the total service phantom units outstanding as of the end of the 2019 fiscal year for each non-employee director. No options or other equity-based awards have been granted to the non-employee directors.

Name	Total Service Phantom Units Outstanding
Michael D. Gayda	6,046
Bruce A. Jones	6,046
David Roush	6,046
Karen Davis (6)	—
Lawrence Ziemba (6)	—

(4)
The grant date fair value is computed in accordance with FASB ASC Topic 718. The values for the phantom unit awards reflect the aggregate grant date fair values of the awards. The phantom units will vest in four equal annual installments commencing on April 29, 2020.

(5)	Total DERs paid attributable to the phantom units vested for the year ended December 31, 2019.

(6)
On December 31, 2019, Karen Davis resigned from the board of directors of our general partner and Lawrence Ziemba was subsequently appointed to its board. In connection with Karen Davis’ resignation from the board of directors, all of her outstanding phantom units and associated DERs vested on December 31, 2019. In connection with Lawrence Ziemba’s appointment to the board of directors, effective December 31, 2019, Lawrence Ziemba received a grant on January 1, 2020 of 2,470 phantom units, representing a phantom unit award grant of approximately $50,000, based on the business day prior to grant date closing stock price of $20.25.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth, as of February 18, 2020, the beneficial ownership of our units held by:

•	each person who beneficially owns 5% or more of the outstanding units;

•	each director and named executive officer of PBF GP; and

•	all directors and officers of PBF GP as a group.

We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a “beneficial owner” of a security if that person has or shares “voting power” that includes the power to vote or to direct the voting of the security, or “investment power” that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 18, 2020, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units that they beneficially own, subject to community property laws where applicable.

The percentage of our units beneficially owned is based on a total of 62,130,192 common units outstanding. The percentage of PBF Energy common stock beneficially owned is based on the shares of Class A common stock and Class B common stock outstanding, with each share of Class B common stock representing the number of PBF LLC Series A units beneficially owned. As of February 18, 2020, 119,784,833 shares of Class A common stock were beneficially owned, as determined in accordance with the rules and regulations of the SEC.

	PBF Logistics LP		PBF Energy Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Thomas J. Nimbley	157,556	0.3%	1,944,892	1.6%
Matthew C. Lucey	57,612	0.1%	639,403	0.5%
Michael D. Gayda	50,630	0.1%	6,538	*
Timothy Paul Davis	31,917	0.1%	428,073	0.4%
C. Erik Young	29,012	*	525,040	0.4%
Trecia Canty	21,172	*	293,879	0.2%
David Roush	15,758	*	—	—
Bruce A. Jones	18,540	*	—	—
Lawrence M. Ziemba	—	*	—	—
All directors and executive officers as a group (11 persons)	469,103	0.8%
Other 5% or more unitholders:
PBF Energy Inc. (2)	29,953,631	48.2%
Carlos Slim Helu et. Al (3)	6,137,022	9.9%
Clearbridge Investments, LLC (4)	3,992,832	6.4%
Tortoise Capital Advisors, L.L.C. (5)	3,882,179	6.2%
Goldman Sachs Asset Management (6)	3,440,412	5.5%
____________

(*)	Less than 0.1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

(2)
A subsidiary of PBF Energy Inc. holds the common units and general partner interest. PBF Energy Company LLC directly holds 29,953,631 common units and all the general partner interest. PBF Energy Inc. is the ultimate parent of PBF Energy Company LLC and may, therefore, be deemed to beneficially own the units held. PBF Energy Inc. files information with, or furnishes information to, the SEC pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(3)
According to a Schedule 13G/A filed with the SEC on February 14, 2020 by Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (collectively, the “Slim Family”). The members of the Slim Family are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Inversora Carso, S.A. de C.V, formerly known as Inmobiliaria Carso, S.A. de C.V. (“Inversora Carso”). Inversora Carso, a sociedad anónima de capital variable organized under the laws of the United Mexican States (“Mexico”), is a holding company with portfolio investments in various companies. Inversora Carso owns all of the outstanding voting securities of Control Empresarial de Capitales S.A. de C.V. The Slim Family has an address of Paseo de las Palmas 736, Colonia Lomas de Chapultepec, 11000 Ciudad de México, México and Inversora Carso, Paseo de las Palmas 781, Piso 3, Lomas de Chapultepec, Seccion III, Migual Hidalgo, Ciudad de Mexico, Mexico, 11000. The Schedule 13G/A reports that the Slim Family and Inversora Carso have shared voting and dispositive power with respect to the reported units.

(4)
According to a Schedule 13G/A filed with the SEC on February 14, 2020 by Clearbridge Investments, LLC, with an address of 620 8th Avenue, New York, New York 10018. The Schedule 13G/A reports that Clearbridge Investments, LLC has sole voting and dispositive power with respect to the reported units.

(5)
According to a Schedule 13G filed with the SEC on February 14, 2020 by Tortoise Capital Advisors, L.L.C., with an address of 5100 W 115th Place, Leawood, KS 66211. The Schedule 13G/A reports that Tortoise Capital Advisors, L.L.C. has shared voting power with respect to 2,855,339 shares and shared dispositive power with respect to 3,882,179 shares.

(6)
According to a Schedule 13G/A filed with the SEC on February 7, 2020 by Goldman Sachs Asset Management, with an address of 200 West Street, New York, New York 10282. The Schedule 13G/A reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and dispositive power with respect to the reported units.

 Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2019, regarding our general partner’s equity compensation plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	761,840	—	1,526,294
Equity compensation plans not approved by security holders	—	—	—
Total	761,840	—	1,526,294
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

(3)
PBF GP’s board of directors adopted the LTIP in connection with the completion of the IPO and subsequently amended the LTIP effective April 18, 2019. The LTIP provides for the making of certain awards, including common units, restricted units, phantom units, unit appreciation rights and distribution equivalent rights. For information about the LTIP that did not require approval by our limited partners, refer to “Item 11. Executive Compensation.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Relationships with PBF Energy and PBF LLC

As of February 18, 2020, PBF LLC owned 29,953,631 common units, representing a 48.2% limited partner interest in us and a non-economic general partner interest. Transactions with PBF Energy and its affiliated entities are considered to be related party transactions because PBF Energy and its affiliates owned more than 5% of our equity interests; in addition, PBF Energy’s executive officers serve as executive officers of both PBF Energy and our general partner. Whenever a conflict arises between our general partner or its affiliates on the one hand, and us or our limited partners on the other hand, the resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution or course of action in respect of such conflict of interest is:

•	approved by the conflicts committee of our general partner, although our general partner is not obligated to seek such approval;

•	approved by the holders of a majority of the outstanding common units, excluding any such units owned by our general partner or any of its affiliates;

•	determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to, or available from, unrelated third parties; or

•
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

Procedures for Review, Approval and Ratification of Transactions with Related Persons

The board of directors of our general partner has adopted a written related party transactions policy to document procedures, pursuant to which “related party transactions” are reviewed, approved or ratified. Under Item 404 of Regulation S-K, a “related party transaction” means any transaction or series of transactions in which we are a participant, the amount involved exceeds $120,000, and any related person has a direct or indirect material interest. The policy covers all transactions between us and any related party (including any transactions requiring disclosure under Item 404), other than (1) employment of executive officers if the compensation is disclosed in applicable SEC filings or approved by the independent directors of our general partner; (2) compensation of the directors of our general partner that is disclosed in applicable SEC filings; (3) pro rata payments arising solely from the ownership of our equity securities; (4) certain indebtedness arising from ordinary course transactions or with owners of more than 5% of our common units; (5) transactions where the rates or charges are determined by competitive bids; (6) certain charitable contributions; (7) regulated transactions; and (8) certain financial services. In addition, any transactions between us, any of our subsidiaries or any of our limited partners, on the one hand, and our general partner or any of its affiliates, on the other hand, which has been submitted to the conflicts committee of our general partner for review and approval, shall not constitute a related party transaction under the policy.

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

IDR Restructuring Agreement

On February 28, 2019, we closed on the transaction contemplated by the IDR Restructuring Agreement with PBF LLC and PBF GP, pursuant to which the IDRs held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units. Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs, and the newly issued PBFX common units are entitled to normal distributions.

Acquisitions

TVPC Acquisition

On April 24, 2019, we entered into the TVPC Contribution Agreement, pursuant to which PBF LLC contributed to us all of the issued and outstanding limited liability company interests of TVP Holding, which held the remaining 50% equity interest in TVPC, for total consideration of $200.0 million. Subsequent to the closing of the TVPC Acquisition on May 31, 2019, we own 100% of the equity interest in TVPC. The transaction was financed through a combination of proceeds from the 2019 Registered Direct Offering and borrowings under the Revolving Credit Facility.

Distributions and Payments to Our General Partner and its Affiliates

We will generally make cash distributions to our unitholders pro rata, including PBF LLC, as the holder of 29,953,631 common units representing limited partner interests in us.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, PBF Energy would receive an annual distribution of approximately $35.9 million on its common units.

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

In connection with our quarterly distributions, we distributed $61.4 million and $50.6 million to PBF LLC for the years ended December 31, 2019 and 2018, respectively. During the five months ended May 31, 2019 and the year ended December 31, 2018, TVPC distributed $8.5 million and $20.3 million, respectively, to each of its members, which included TVP Holding, a subsidiary of PBF Holding. Subsequent to the closing of the TVPC Acquisition on May 31, 2019, we own 100% of the equity interest in TVPC.

Agreements with PBF Energy

Commercial Agreements

We currently derive a majority of our revenue from long-term, fee-based agreements with PBF Holding, which generally include MVCs and contractual fee escalations for inflation adjustments and certain increases in operating costs. We believe the terms and conditions under these agreements, as well as the Omnibus Agreement and the Services Agreement, each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

Refer to Note 12 “Related Party Transactions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the commercial agreements with PBF Holding.

Omnibus Agreement

In addition to the commercial agreements described above, we entered into the Omnibus Agreement for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions, as well as (i) PBF LLC’s agreement not to compete with us under certain circumstances, subject to certain exceptions, (ii) our right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the IPO, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and (iii) a license to use our trademark and name.

The annual fee under the Omnibus Agreement for the year ended December 31, 2019 was $7.7 million, inclusive of obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devoted more than 50% of their time to us during the year ended December 31, 2019. The annual fee was increased to $8.3 million effective as of January 1, 2020, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to us for the year ending December 31, 2020.

Services Agreement

Additionally, we entered into the Services Agreement, pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for us to perform our obligations under our commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2019, we paid an annual fee of $8.6 million to PBF Holding pursuant to the Services Agreement and expect to pay the same annual fee to PBF Holding pursuant to the Services Agreement for the year ending December 31, 2020.

The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service on 30-days’ notice.

PBFX’s 2023 Notes

On May 12, 2015, we, along with PBF Finance, issued the initial $350.0 million of 2023 Notes, and on October 6, 2017, we, along with PBF Finance issued the additional $175.0 million 2023 Notes. NEOs (other than Timothy Paul Davis) and certain of PBF Energy’s officers and directors and their affiliates and family members purchased $19.9 million aggregate principal amount of the initially issued 2023 Notes.

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For fiscal years 2019 and 2018, Deloitte & Touche LLP (“Deloitte”) incurred $1,536,923 and $2,036,437 of fees and expenses, respectively, by indicated services as follows:
Audit fees paid for the services of Deloitte during fiscal years 2019 and 2018 included services related to the audits of our Consolidated Financial Statements, audit services provided in connection with our regulatory filings and audits of internal control over financial reporting. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2019 and 2018 financial statements regardless of the timing of payment for those fees and expenses.

Tax fees paid for the services of Deloitte during fiscal years 2019 and 2018 included services related to the preparation of IRS Schedule K-1 tax forms and tax-related advisory services.

Audit-related fees paid for the services of Deloitte during fiscal years 2019 and 2018 included services rendered in connection with certain of our SEC filings, offerings and other transactions.

All engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the audit committee of the board of directors of our general partner. During the years ended December 31, 2019 and 2018, all of the services performed for us by Deloitte were pre-approved by the audit committee.

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

2.4
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

4.10
Seventh Supplemental Indenture dated as of October 25, 2018, among CPI Operations LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-36446) filed on May 1, 2019).

4.11*	Description of Registrant’s Securities.
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

10.25
Amended and Restated Delaware City Rail Terminaling Services Agreement entered into on May 2, 2018, by and between PBF Holding Company LLC and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-36446) filed on May 3, 2018).

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

10.31
Joinder Agreement dated as of October 25, 2018, among CPI Operations LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-36446) filed on May 1, 2019).

Exhibit Number	Description
10.32
Amendment to Amended and Restated Delaware City Rail Terminaling Services Agreement, dated February 13, 2019, by and between PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).

10.33
Terminaling Services Agreement, dated February 13, 2019, by and between PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).

10.34
Contribution Agreement dated as of April 24, 2019 by and between PBF Logistics LP and PBF Energy Company LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on April 26, 2019).

10.35#	First Amendment to PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on April 24, 2019).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, dated February 20, 2020.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	February 20, 2020		By:	/s/ Thomas J. Nimbley
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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Chairman of the Board of Directors	February 20, 2020
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer and Director	February 20, 2020
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 20, 2020
(John Barone)	(Principal Accounting Officer)

/s/ Matthew C. Lucey	Executive Vice President	February 20, 2020
(Matthew C. Lucey)	and Director

/s/ Michael D. Gayda	Director	February 20, 2020
(Michael D. Gayda)

/s/ Bruce A. Jones	Director	February 20, 2020
(Bruce A. Jones)

/s/ David Roush	Director	February 20, 2020
(David Roush)

/s/ Lawrence Ziemba	Director	February 20, 2020
(Lawrence Ziemba)