Form 10-Q
period 2020-03-31
PBF Logistics LP
filed 2020-05-15
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020

or

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

As of May 12, 2020, there were 62,348,176 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by PBF Logistics LP (“PBFX” or the “Partnership”) on May 7, 2020, the Partnership delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Form 10-Q”) due to circumstances related to the coronavirus disease 2019 (“COVID-19”) pandemic in reliance on the “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465) issued by the U.S. Securities and Exchange Commission (“SEC”).

Since early March 2020, the Partnership, as well as its indirect parent and sponsor, PBF Energy Inc. (“PBF Energy”), has been following the recommendations of state and local health authorities to minimize the exposure risk for its and PBF Energy’s employees, including suggested and mandated travel restrictions, office closures, stay-at-home orders and limitations on the availability of workforces. These restrictions have in turn caused a delay in the completion of the Form 10-Q process. In addition, the Partnership’s and PBF Energy’s management has had to devote significant time and attention to assessing the potential impact of the COVID-19 pandemic and related events on its and PBF Energy’s operations and financial position and developing operational and financial plans to address those matters, which has diverted management resources from completing the tasks necessary to file this Form 10-Q by the applicable filing due date.

PBFX is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy is the sole managing member of PBF LLC and, as of March 31,

2020, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 48.2% limited partner interest in PBFX, with the remaining 51.8% limited partner interest owned by public unitholders as of March 31, 2020.

Unless the context otherwise requires, references in this Form 10-Q to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling, storage and processing assets previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries. As of March 31, 2020, PBF Holding, together with its subsidiaries, owns and operates six oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

References in this Form 10-Q to “PBF Logistics LP,” “PBFX,” the “Partnership,” “we,” “our,” or “us,” or like terms used in the context of periods on or after the completion of certain acquisitions from PBF LLC, refer to PBF Logistics LP and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q (including information incorporated by reference) contains certain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time, make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time; therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q; in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”) and in our other filings with the SEC. All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•changes in general economic conditions, including market and macro-economic disruptions resulting from the COVID-19 pandemic and related governmental and consumer responses;
•our ability to make, complete and integrate acquisitions from affiliates or third parties, and to realize the benefits from such acquisitions;
•our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution;
•competitive conditions in our industry;
•actions taken by our customers and competitors;

•the supply of, and demand for, crude oil, refined products, natural gas and logistics services;
•our ability to successfully implement our business plan;
•our dependence on PBF Energy for a substantial majority of our revenue subjects us to the business risks of PBF Energy, which include the possibility that contracts will not be renewed because they are no longer beneficial for PBF Energy;
•a substantial majority of our revenue is generated at PBF Energy’s facilities, particularly at PBF Energy’s Delaware City, Toledo and Torrance refineries, and any adverse development at any of these facilities could have a material adverse effect on us;
•our ability to complete internal growth projects on time and on budget;
•the price and availability of debt and equity financing;
•operating hazards and other risks incidental to the processing of crude oil and the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates;
•natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•the threat of cyber-attacks;
•our and PBF Energy’s increased dependence on technology;
•interest rates;
•labor relations;
•changes in the availability and cost of capital;
•the effects of existing and future laws and governmental regulations, including those related to the shipment of crude oil by rail;
•changes in insurance markets impacting costs and the level and types of coverage available;
•the timing and extent of changes in commodity prices and demand for PBF Energy’s refined products and natural gas and the differential in the prices of different crude oils;
•the suspension, reduction or termination of PBF Energy’s obligations under our commercial agreements;
•disruptions due to equipment interruption or failure at our facilities, PBF Energy’s facilities or third-party facilities on which our business is dependent;
•our general partner and its affiliates, including PBF Energy, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders;
•our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty;
•holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors;
•our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as not being subject to a material amount of entity level taxation by individual states;
•changes at any time (including on a retroactive basis) in the tax treatment of publicly traded partnerships, including related impacts on potential dropdown transactions with PBF LLC, or an investment in our common units;
•our unitholders will be required to pay taxes on their share of our taxable income even if they do not receive any cash distributions from us;
•the effects of future litigation; and
•other factors discussed elsewhere in this Form 10-Q.
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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$116,023	$34,966
Accounts receivable - affiliates	87,111	48,056
Accounts receivable	7,213	7,351
Prepaids and other current assets	5,561	3,828
Total current assets	215,908	94,201
Property, plant and equipment, net	850,015	854,610
Goodwill	6,332	6,332
Other non-current assets	16,488	17,859
Total assets	$1,088,743	$973,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$13,488	$6,454
Accounts payable	8,687	10,224
Accrued liabilities	34,392	27,839
Deferred revenue	2,776	3,189
Total current liabilities	59,343	47,706
Long-term debt	902,543	802,104
Other long-term liabilities	18,368	18,109
Total liabilities	980,254	867,919

Commitments and contingencies (Note 10)

Equity:
Common unitholders (62,151,391 and 62,130,035 units issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively)	108,489	105,083
Total equity	108,489	105,083
Total liabilities and equity	$1,088,743	$973,002

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Affiliate	$75,543	$71,332
Third-party	17,486	7,513
Total revenue	93,029	78,845

Costs and expenses:
Operating and maintenance expenses	29,501	29,916
General and administrative expenses	4,387	6,010
Depreciation and amortization	11,282	8,721
Change in contingent consideration	206	—
Total costs and expenses	45,376	44,647

Income from operations	47,653	34,198

Other expense:
Interest expense, net	(11,849)	(10,913)
Amortization of loan fees and debt premium	(439)	(449)
Accretion on discounted liabilities	(552)	(760)
Net income	34,813	22,076
Less: Net income attributable to noncontrolling interest	—	4,719
Net income attributable to PBF Logistics LP unitholders	$34,813	$17,357

Net income per limited partner unit:
Common units - basic	$0.56	$0.35
Common units - diluted	0.56	0.35

Weighted-average limited partner units outstanding:
Common units - basic	62,370,927	49,151,927
Common units - diluted	62,473,094	49,318,133

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$34,813	$22,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,282	8,721
Amortization of loan fees and debt premium	439	449
Accretion on discounted liabilities	552	760
Unit-based compensation expense	1,302	964
Change in contingent consideration	206	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(39,055)	(6,879)
Accounts receivable	174	2,354
Prepaids and other current assets	(1,733)	(12)
Accounts payable - affiliates	7,034	(3,385)
Accounts payable	(1,537)	5,361
Accrued liabilities	6,689	7,941
Deferred revenue	(413)	(65)
Other assets and liabilities	(1,106)	(76)
Net cash provided by operating activities	18,647	38,209

Cash flows from investing activities:
Expenditures for property, plant and equipment	(6,080)	(11,220)
Net cash used in investing activities	$(6,080)	$(11,220)

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Distributions to unitholders	$(32,308)	$(27,951)
Distributions to TVPC members	—	(6,500)
Proceeds from revolving credit facility	100,000	16,000
Repayment of revolving credit facility	—	(12,000)
Deferred financing costs and other	798	—
Net cash provided by (used in) financing activities	68,490	(30,451)

Net change in cash and cash equivalents	81,057	(3,462)
Cash and cash equivalents, beginning of period	34,966	19,908
Cash and cash equivalents, end of period	$116,023	$16,446

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$473	$1,247
Contribution of net assets from PBF LLC	—	259
Units issued in connection with the IDR Restructuring	—	215,300
Assets acquired under operating leases	—	482

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of March 31, 2020, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 48.2% limited partner interest in PBFX, with the remaining 51.8% limited partner interest owned by public unitholders as of March 31, 2020.

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

Principles of Combination and Consolidation and Basis of Presentation

In connection with, and subsequent to, PBFX’s initial public offering (“IPO”), the Partnership has acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). Such acquisitions completed subsequent to the IPO were made through a series of dropdown transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). The assets, liabilities and results of operations of the Contributed Assets prior to their acquisition by PBFX are collectively referred to as the “Predecessor.” The transactions through which PBFX acquired the Contributed Assets were transfers of assets between entities under common control. The accompanying condensed consolidated financial statements and related notes present solely the consolidated financial position and consolidated financial results of PBFX. Refer to (i) the Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) for additional information regarding the Acquisitions from PBF and the agreements that were entered into or amended with related parties in connection with these acquisitions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows of PBFX for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year.

The Predecessor generally did not operate its respective assets for the purpose of generating revenue independent of other PBF Energy businesses prior to the IPO or the effective dates of the Acquisitions from PBF. All intercompany accounts and transactions have been eliminated.

Summary of Significant Accounting Policies

Reclassifications

Certain amounts previously reported in the Partnership’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current presentation within this Quarterly Report on Form

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

10-Q (this “Form 10-Q”). These reclassifications include the separation of “Accounts payable” and “Accrued liabilities” into two line items within the Partnership’s condensed consolidated statements of cash flows. Additionally, certain amounts previously reported in the “Assets Under Leases” table within the “Revenue” footnote to the Partnership’s financial statements for prior periods have been reclassified to conform to the current presentation within this Form 10-Q.

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Partnership has adopted ASU 2016-13 effective January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Partnership’s condensed consolidated financial statements. Refer to Note 4 “Current Expected Credit Losses” of the Notes to Condensed Consolidated Financial Statements for further disclosure related to the adoption of this pronouncement.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Interbank Offering Rate, also known as LIBOR, or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Partnership is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

2. REVENUE

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Partnership expects to be entitled to in exchange for those goods or services.

As noted in Note 12 “Segment Information” of the Notes to Condensed Consolidated Financial Statements, the Partnership’s business consists of two reportable segments: (i) Transportation and Terminaling and (ii) Storage.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Three Months Ended March 31,
	2020	2019
Transportation and Terminaling Segment
Terminaling	$37,927	$32,353
Pipeline	20,430	18,627
Other	11,886	14,979
Total	70,243	65,959
Storage Segment
Storage	14,561	12,886
Other	8,225	—
Total	22,786	12,886
Total Revenue	$93,029	$78,845

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, pipeline, storage and processing services based on contractual rates applied to the greater of contractual minimum volume commitments (“MVCs”), as applicable, or actual volumes transferred, stored or processed.

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

Storage Segment

The Partnership earns storage revenue under crude oil and refined products storage contracts. In addition, the Partnership earns storage revenue under its processing agreement at its East Coast storage facility. Certain of these contracts contain capacity reservation agreements, under which the Partnership collects a fee for reserving storage capacity for customers in its facilities. Customers generally pay reservation fees based on the level of storage capacity reserved rather than the actual volumes stored.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

MVC Payments to be Received

As of March 31, 2020, MVC payments to be received related to noncancelable commercial terminaling, pipeline and storage agreements were as follows:

Remainder of 2020	$88,072
2021	112,769
2022	90,069
2023	87,581
2024	86,793
Thereafter	148,902
Total MVC payments to be received (1)(2)	$614,186
(1) All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated as it reflects our efforts to perform is excluded.
(2) Arrangements deemed leases are excluded from this table.

Leases

Lessor Disclosures

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

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of March 31, 2020, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component for every asset class.

Certain of the Partnership’s lease agreements include MVCs that are adjusted periodically based on a specified index or rate. The leases are initially measured using the projected payments adjusted for the index or rate in effect at the commencement date. The Partnership’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The table below quantifies lease revenue for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Affiliate	$38,887	$36,087
Third-party	13,553	4,349
Total lease revenue	$52,440	$40,436

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the periods presented for the Partnership’s operating leases with customers as of March 31, 2020:

Remainder of 2020	$132,734
2021	175,481
2022	156,993
2023	131,012
2024	129,790
Thereafter	225,285
Total undiscounted future cash to be received	$951,295

Assets Under Lease

The Partnership’s assets that are subject to lease are included in “Property, plant and equipment, net” within the Partnership’s condensed consolidated balance sheets. The table below quantifies by property, plant and equipment category the assets that are subject to lease as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Land	$98,337	$98,337
Pipelines	319,130	318,459
Terminals and equipment	83,400	83,149
Storage facilities and processing units	176,331	177,084
	677,198	677,029
Accumulated depreciation	(84,300)	(77,243)
Net assets subject to lease	$592,898	$599,786

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $2,776 and $3,189 as of March 31, 2020 and December 31, 2019, respectively. The decrease in the deferred revenue balance as of March 31, 2020 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

The Partnership’s payment terms vary by the type and location of the customer and the services offered. The period between invoicing and when payment is due is not significant (i.e., generally within two months). For certain services and customer types, the Partnership requires payment before the services are performed for the customer.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

3. ACQUISITIONS

Acquisitions from PBF

The following Acquisitions from PBF were transactions between affiliate companies. As a result, the acquisitions were accounted for as transfers of assets between entities under common control in accordance with GAAP. The assets and liabilities of the Acquisitions from PBF were transferred at their historical carrying value.

TVPC Acquisition

On April 24, 2019, the Partnership entered into a Contribution Agreement with PBF LLC, pursuant to which the Partnership acquired from PBF LLC all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”), which held the remaining 50% equity interest in Torrance Valley Pipeline Company LLC (“TVPC”) (the “TVPC Acquisition”). The TVPC Acquisition closed on May 31, 2019 for total consideration of $200,000 in cash, which was financed through proceeds from the 2019 Registered Direct Offering (as defined in Note 8 “Equity” of the Notes to Condensed Consolidated Financial Statements) and borrowings under the Partnership’s Revolving Credit Facility (as defined in Note 7 “Debt” of the Notes to Condensed Consolidated Financial Statements). As a result of the TVPC Acquisition, the Partnership owns 100% of the equity interest in TVPC.

Acquisition Expenses

PBFX incurred acquisition-related costs of $95 for the three months ended March 31, 2020, primarily consisting of consulting and legal expenses related to pending and non-consummated acquisitions. Acquisition-related costs were $121 for the three months ended March 31, 2019, primarily consisting of consulting and legal expenses related to the TVPC Acquisition and other pending and non-consummated acquisitions. These costs are included in “General and administrative expenses” within the Partnership’s condensed consolidated statements of operations.

4. CURRENT EXPECTED CREDIT LOSSES

Credit Losses

The Partnership has exposure to credit losses through its collection of fees charged to customers for crude oil and refined products terminaling, pipeline, storage and processing services. The Partnership evaluates creditworthiness on an individual customer basis. The Partnership utilizes a financial review model for purposes of evaluating creditworthiness, which is based on information from financial statements and credit reports. The financial review model enables the Partnership to assess the customer’s risk profile and determine credit limits on the basis of their financial strength, including but not limited to, their liquidity, leverage, debt serviceability, longevity and how they pay their bills. The Partnership may require security in the form of letters of credit or cash payments in advance of product and services delivery for certain customers that are deemed higher risk. Additionally, the Partnership may hold customers’ product in storage at its facilities as collateral and/or deny access to its facilities, as allowable under commercial law or its contractual agreements, should payment not be received.

The Partnership reviews each customer’s credit risk profile at least annually or more frequently if warranted. Following the widespread market disruption that has resulted from the coronavirus disease 2019 (“COVID-19”) pandemic and related governmental and consumer responses, the Partnership has been performing ongoing credit reviews of its customers including monitoring for any negative credit events such as customer bankruptcy or insolvency events. Based on its credit assessments, the Partnership may adjust payment

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

terms or limit available trade credit for customers, and customers within certain industries, which are deemed to be at a higher risk.

The Partnership performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of March 31, 2020 and December 31, 2019.

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2020	December 31, 2019
Land	$115,957	$115,957
Pipelines	343,204	342,533
Terminals and equipment	315,712	315,322
Storage facilities and processing units	194,090	194,843
Construction in progress	13,084	8,093
	982,047	976,748
Accumulated depreciation	(132,032)	(122,138)
Property, plant and equipment, net	$850,015	$854,610

Depreciation expense was $9,948 and $8,596 for the three months ended March 31, 2020 and 2019, respectively.

6. GOODWILL AND INTANGIBLES

The global crisis resulting from the spread of COVID-19 has had a substantial impact on the economy and overall consumer demand. As a result of the significant decrease in the Partnership’s unit price and market capitalization during the three months ended March 31, 2020, the Partnership deemed an impairment triggering event had occurred. As such, the Partnership performed an interim impairment assessment on its goodwill and indefinitely-lived intangibles assets as of March 31, 2020. As a result of the interim impairment test, the Partnership concluded that the carrying values of its goodwill and indefinitely-lived intangible assets were not impaired.

The Partnership’s net intangibles consisted of the following:

	March 31, 2020	December 31, 2019
Customer contracts	$13,300	$13,300
Customer relationships	5,900	5,900
	19,200	19,200
Accumulated amortization	(3,035)	(1,701)
Total intangibles, net*	$16,165	$17,499
* Intangibles, net are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

Amortization expense was $1,334 and $125 for the three months ended March 31, 2020 and 2019, respectively.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

7. DEBT

Total debt was comprised of the following:

	March 31, 2020	December 31, 2019
2023 Notes	$525,000	$525,000
Revolving credit facility (a)(b)	383,000	283,000
Total debt outstanding	908,000	808,000
Unamortized debt issuance costs	(7,532)	(8,125)
Unamortized 2023 Notes premium	2,075	2,229
Net carrying value of debt	$902,543	$802,104
___________________
(a)PBFX had $4,768 outstanding letters of credit and $112,232 available under its $500,000 amended and restated revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (as amended, the “Revolving Credit Facility”) as of March 31, 2020.
(b)During the three months ended March 31, 2020, PBFX incurred borrowings of $100,000 under the Revolving Credit Facility primarily for general partnership purposes and to fund capital expenditures and working capital requirements.

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

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based on short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $302,434 and $542,966 at March 31, 2020 and December 31, 2019, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was $908,000 and $685,434 as of March 31, 2020, respectively, and $808,000 and $825,966 as of December 31, 2019, respectively.

8. EQUITY

PBFX had 32,197,760 common units held by the public outstanding as of March 31, 2020. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 48.2% of PBFX’s limited partner interest as of March 31, 2020.

Unit Activity

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The following table presents changes in PBFX common units outstanding:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	62,130,035	45,348,663
Vesting of phantom units, net of forfeitures	21,356	158
New units issued	—	10,000,000
Balance at end of period	62,151,391	55,348,821

On February 28, 2019, the Partnership closed on the transaction contemplated by the Equity Restructuring Agreement with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (“IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). On April 24, 2019, the Partnership entered into subscription agreements to sell an aggregate of 6,585,500 common units to certain institutional investors in a registered direct public offering (the “2019 Registered Direct Offering”) for gross proceeds of approximately $135,000. The 2019 Registered Direct Offering closed on April 29, 2019.

Additionally, 292,341 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan vested and were converted into common units held by certain directors, officers and current and former employees of our general partner or its affiliates during the year ended December 31, 2019.

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash.

Noncontrolling Interest

Prior to the TVPC Acquisition, PBFX’s wholly-owned subsidiary, PBFX Operating Company LLC (“PBFX Op Co”), held a 50% controlling equity interest in TVPC, with the other 50% equity interest in TVPC held by TVP Holding, a subsidiary of PBF Holding. PBFX Op Co was the sole managing member of TVPC. PBFX, through its ownership of PBFX Op Co, consolidated the financial results of TVPC and recorded a noncontrolling interest for the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated statements of operations included the portion of net income or loss attributable to the economic interest in TVPC held by TVP Holding. Noncontrolling interest on the condensed consolidated balance sheets included the portion of net assets of TVPC attributable to TVP Holding.

Subsequent to the TVPC Acquisition, PBFX owns 100% of the equity interest in TVPC and no longer records a noncontrolling interest related to TVPC.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the three months ended March 31, 2020 and 2019:

Common Units
Balance at December 31, 2019	$105,083
Quarterly distributions to unitholders ($0.5200 per unit)	(32,703)
Net income attributable to the partners	34,813
Unit-based compensation expense*	1,302
Other	(6)
Balance at March 31, 2020	$108,489
* Inclusive of $201 of expense associated with the accelerated vesting of phantom units in March 2020 for nonretirement eligible employees in accordance with their grant agreements.

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

During the three months ended March 31, 2020, PBFX made a distribution payment as follows:

Related Earnings Period:	Q4 2019
Distribution date	March 17, 2020
Record date	February 25, 2020
Per unit	$0.5200
To public common unitholders	$16,732
To PBF LLC	15,576
Total distribution	$32,308

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The quarterly distributions to limited partners for the three months ended March 31, 2020 and 2019 are shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.30 and $0.51 per unit declared for the three months ended March 31, 2020 and 2019, respectively); therefore, the table represents total estimated distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2020	2019
Limited partners’ distributions:
Common	$18,844	$31,952
Total distributions	$18,844	$31,952
Total cash distributions (1)	$18,705	$31,716
(1) Excludes phantom unit distributions, which are accrued and paid upon vesting.

9. NET INCOME PER UNIT

Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to PBFX’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 168,000 and 0 anti-dilutive phantom units for the three months ended March 31, 2020 and 2019, respectively.

The following table shows the calculation of net income per limited partner unit:

	Three Months Ended March 31,
	2020	2019
Net income attributable to the partners:
Distributions declared	$18,844	$31,952
Earnings less distributions	15,969	(14,595)
Net income attributable to the partners	$34,813	$17,357

Weighted-average units outstanding - basic	62,370,927	49,151,927
Weighted-average units outstanding - diluted	62,473,094	49,318,133

Net income per limited partner unit - basic	$0.56	$0.35
Net income per limited partner unit - diluted	0.56	0.35
10. COMMITMENTS AND CONTINGENCIES

Environmental Matters

PBFX’s assets, along with PBF Energy’s refineries, are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

and the characteristics and the composition of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the Partnership’s assets, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities.

PBFX recorded a total liability related to environmental remediation costs at certain of its assets of $2,316 and $2,347 as of March 31, 2020 and December 31, 2019, respectively, related to existing environmental liabilities.

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

Contingent Consideration

In connection with the Partnership’s acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement between the Partnership and Crown Point included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain of the acquired idled assets (the “Contingent Consideration”). Pursuant to the purchase and sale agreement, the Partnership and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration recorded was $27,026 and $26,086 as of March 31, 2020 and December 31, 2019, respectively, representing the present value of expected future payments discounted at a blended rate of 8.79%. The short-term Contingent Consideration is included in “Accrued liabilities” and the long-term Contingent Consideration is included in “Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets. At March 31, 2020, the estimated undiscounted liability totaled $31,006 based on the Partnership’s anticipated total annual earn-out payments. The acquired idled assets that are subject to the Contingent Consideration recommenced operations in October 2019.

The Contingent Consideration at March 31, 2020 is categorized in Level 3 of the fair value hierarchy and is estimated using a discounted cash flow model based on management’s estimate of the future cash flows associated with the recommenced idled assets, a risk free rate of return of 2.9% and a discount rate of 6.0%. The change in fair value of the obligation during the three months ended March 31, 2020 was impacted primarily due to the change in estimated future cash flows of the assets and accretion on the discounted liability. There were no material changes in the fair value of the Contingent Consideration for the three months ended March 31, 2020 and 2019.

11. RELATED PARTY TRANSACTIONS

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Refer to the 2019 Form 10-K for a more complete description of PBFX’s commercial agreements with PBF Holding, including those identified as leases, which were entered into prior to 2020. No new agreements, or amendments, were entered into during the three months ended March 31, 2020.

Other Agreements

In addition to the commercial agreements described above, PBFX has entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF (as amended, the “Omnibus Agreement”). This agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. The annual fee was increased to $8,275 effective as of January 1, 2020.

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

Refer to the 2019 Form 10-K for a more complete description of the Omnibus Agreement and the Services Agreement.

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended March 31,
	2020	2019
Revenue	$75,543	$71,332
Operating and maintenance expenses	2,171	2,105
General and administrative expenses	1,996	1,762

12. SEGMENT INFORMATION

The Partnership’s operations are comprised of operating segments, which are strategic business units that offer different services in various geographical locations. PBFX has evaluated the performance of each operating segment based on its respective operating income. The operating segments adhere to the accounting polices used for the consolidated financial statements, as described in Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

crude oil, refined products and natural gas. The Partnership’s Storage segment consists of operating segments that include storage and other facilities capable of processing crude oil and handling crude oil, refined products and intermediates.

Revenue is generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for transportation, terminaling, storage and processing services. The commercial agreements with PBF Holding are described in Note 11 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific reporting segment. Identifiable assets are those used by the operating segments, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with operations specific to a reporting segment.

	Three Months Ended March 31, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$70,243	$22,786	$—	$93,029
Depreciation and amortization	7,072	4,210	—	11,282
Income (loss) from operations	41,268	10,772	(4,387)	47,653
Other expense	—	—	12,840	12,840
Capital expenditures	3,626	2,454	—	6,080

	Three Months Ended March 31, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$65,959	$12,886	$—	$78,845
Depreciation and amortization	6,901	1,820	—	8,721
Income (loss) from operations	36,551	3,657	(6,010)	34,198
Other expense	—	—	12,122	12,122
Capital expenditures	10,544	676	—	11,220

	Balance at March 31, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$747,200	$234,652	$106,891	$1,088,743

	Balance at December 31, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$726,374	$228,495	$18,133	$973,002

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

13. SUBSEQUENT EVENTS

Cash Distribution

On May 15, 2020, PBF GP’s board of directors announced a cash distribution, based on the results of the first quarter of 2020, of $0.30 per unit. The distribution is payable on June 17, 2020 to PBFX unitholders of record at the close of business on May 27, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations in our 2019 Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our 2019 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the effective dates of each of the Acquisitions from PBF (as defined below) refer to the Predecessor. For periods subsequent to the effective dates of each of the Acquisitions from PBF, these terms refer to the Partnership and its subsidiaries.

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of March 31, 2020, owned 99.2% of the total economic interest in PBF LLC. As of March 31, 2020, PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 48.2% limited partner interest in PBFX, with the remaining 51.8% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, storage and processing assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries.

Business Developments

COVID-19

The recent outbreak of the COVID-19 pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and resulting governmental responses have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. While the COVID-19 pandemic is expected to adversely affect our business and operations, the full impact is unknown and rapidly evolving and the ultimate effect on our business is uncertain at this time. However, in light of the COVID-19 pandemic, we are taking necessary steps to mitigate potential adverse impacts on our business and operations as this pandemic continues, including reducing capital expenditures, decreasing operating expenses by reducing discretionary activities and third-party services and reducing our quarterly distribution. Due to the uncertainty of the full impact of the COVID-19 pandemic will have on our business, we have decided to reduce our quarterly distribution to our minimum quarterly distribution of $0.30 per unit, which represents a short term shift in our distribution strategy to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to identify potential organic growth projects or strategic acquisitions. In addition, our parent sponsor and largest customer, PBF Energy, has taken similar steps to preserve liquidity and solidify its operations under the adverse market conditions caused by the COVID-19 pandemic.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees and other government programs to support companies affected by the COVID-19 pandemic and their employees. While we intend to continue to explore the CARES Act and its potential benefit to us, we currently have not sought any financial support or relief in the form of loans or grants under the CARES Act, and we may not be eligible, or able, to take advantage of such relief or any other available potential benefits in the future.

The full extent to which the COVID-19 pandemic impacts our business and operations, or that of our parent sponsor, will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, related consumer responses and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. Refer to “Risk Factors” included in “Item 1A.” of this Form 10-Q for further information.

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

Agreements with PBF Energy Entities

Commercial Agreements

We currently derive a majority of our revenue from long-term, fee-based agreements with PBF Holding, which generally include minimum volume commitment (“MVC”) stipulations and contractual fee escalations for inflation adjustments and certain increases in operating costs. We believe the terms and conditions under these agreements, as well as the Omnibus Agreement and the Services Agreement (each as defined below), each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

Refer to our 2019 Form 10-K and Note 11 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for a more complete description of our commercial agreements with PBF Holding, including those identified as leases.

Other Agreements
In addition to the commercial agreements described above, we entered into an omnibus agreement with PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Acquisitions from PBF (as amended, the “Omnibus Agreement”). This agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. The annual fee was increased to $8.3 million effective as of January 1, 2020.

We have also entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for us to perform our obligations under our commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service upon 30-days’ notice.

Refer to our 2019 Form 10-K for a more complete description of the Omnibus Agreement and the Services Agreement.

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations due to our recent acquisition activity, which is discussed in Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements,” the cancellation and conversion of our incentive distribution rights held by PBF LLC, which is discussed in Note 8 “Equity” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements,” recent debt and equity transactions and our annual inflation adjustment to our commercial agreements.

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

Factors driving the prices of petroleum-based commodities include supply and demand for crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share in the current environment. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand destruction for refined petroleum products and abnormal volatility in oil commodity prices, which may continue for the foreseeable future. This overall demand destruction and market environment could lead to lower storage or throughput volumes processed at our assets, which could negatively impact our results of operations and cash flows. While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic, a significant portion of the negative impacts and risk to us are mitigated through our MVCs within the commercial agreements with PBF Holding. Refer to “Risk Factors” included in “Item 1A.” of this Form 10-Q and of our 2019 Form 10-K.

Acquisition and Organic Growth Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under our Omnibus Agreement, subject to certain exceptions, we have a right of first offer on certain logistics assets owned by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Holding’s refineries related to our business in the event PBF Energy permanently shuts down PBF Holding’s refineries. In addition, our commercial agreements provide us with the right to use certain assets at PBF Holding’s refineries in the event of a temporary shutdown. Furthermore, we may pursue strategic asset acquisitions from third parties or organic growth projects to the extent such acquisitions or projects complement our or PBF Energy’s existing asset base or provide attractive potential returns. Identifying and executing acquisitions and organic growth projects is a key part of our strategy, and we believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise. However, if we do not complete acquisitions or organic growth projects on economically acceptable terms, our future growth will be limited, and the acquisitions or projects we do complete may reduce, rather than increase, our cash available for distribution. These acquisitions and organic growth projects could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our $500,000 amended and restated revolving credit facility (as amended, the “Revolving Credit Facility”) and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

Third-Party Business. As of March 31, 2020, PBF Holding accounts for a substantial majority of our revenue and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Holding’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to expand our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

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

Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil, refined products and natural gas that we throughput at our terminaling and pipeline operations and our available storage capacity. These volumes are primarily affected by the supply of and demand for crude oil, refined products and natural gas in the markets served directly or indirectly by our assets. Although PBF Energy has committed to minimum volumes under certain commercial agreements, our results of operations will be impacted by:
•PBF Energy’s utilization of our assets in excess of MVCs;
•our ability to identify and execute accretive acquisitions and organic expansion projects and capture incremental PBF Energy or third-party volumes; and
•our ability to increase throughput volumes at our facilities and provide additional ancillary services at those terminals and pipelines.

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

EBITDA, EBITDA Attributable to PBFX, Adjusted EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation, amortization and change in contingent consideration. We define EBITDA attributable to PBFX as net income (loss) attributable to PBFX before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation, amortization and change in contingent consideration attributable to PBFX, which excludes the results of Acquisitions from PBF prior to the effective dates of such transactions and earnings attributable to the CPI earn-out (the portion of earnings associated with an earn-out provision related to the purchase of CPI Operations LLC (“CPI”)(the “Contingent Consideration”)). We define Adjusted EBITDA as EBITDA attributable to PBFX excluding acquisition and transaction costs, non-cash unit-based compensation expense and items that meet the conditions of unusual, infrequent and/or non-recurring charges. We define distributable cash flow as EBITDA attributable to PBFX plus non-cash unit-based compensation expense, less cash interest, maintenance capital expenditures attributable to PBFX and income taxes. Distributable cash flow will not reflect changes in working capital balances. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are not presentations made in accordance with U.S. generally accepted accounting principles (“GAAP”).

EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:
•our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of EBITDA, financing methods;
•the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;
•our ability to incur and service debt and fund capital expenditures; and
•the viability of acquisitions and other capital expenditure projects and the economic returns on various investment opportunities.

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

Combined Overview. The following tables summarize our results of operations and financial data for the three months ended March 31, 2020 and 2019. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenue:
Affiliate	$75,543	$71,332
Third-party	17,486	7,513
Total revenue	93,029	78,845

Costs and expenses:
Operating and maintenance expenses	29,501	29,916
General and administrative expenses	4,387	6,010
Depreciation and amortization	11,282	8,721
Change in contingent consideration	206	—
Total costs and expenses	45,376	44,647

Income from operations	47,653	34,198

Other expense:
Interest expense, net	(11,849)	(10,913)
Amortization of loan fees and debt premium	(439)	(449)
Accretion on discounted liabilities	(552)	(760)
Net income	34,813	22,076
Less: Net income attributable to noncontrolling interest	—	4,719
Net income attributable to PBF Logistics LP unitholders	$34,813	$17,357

Other data:
EBITDA attributable to PBFX	$56,309	$36,822
Adjusted EBITDA	57,938	42,957
Distributable cash flow	40,775	25,413
Capital expenditures	6,080	11,220

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

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$34,813	$22,076
Interest expense, net	11,849	10,913
Amortization of loan fees and debt premium	439	449
Accretion on discounted liabilities	552	760
Change in contingent consideration	206	—
Depreciation and amortization	11,282	8,721
EBITDA	59,141	42,919
Less: Noncontrolling interest EBITDA	—	6,097
Less: Earnings attributable to the CPI earn-out	2,832	—
EBITDA attributable to PBFX	56,309	36,822
Non-cash unit-based compensation expense	1,302	964
Cash interest	(11,988)	(11,136)
Maintenance capital expenditures attributable to PBFX	(4,848)	(1,237)
Distributable cash flow	$40,775	$25,413

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, which is the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$18,647	$38,209
Change in operating assets and liabilities	29,947	(5,239)
Interest expense, net	11,849	10,913
Non-cash unit-based compensation expense	(1,302)	(964)
EBITDA	59,141	42,919
Less: Noncontrolling interest EBITDA	—	6,097
Less: Earnings attributable to the CPI earn-out	2,832	—
EBITDA attributable to PBFX	56,309	36,822
Non-cash unit-based compensation expense	1,302	964
Cash interest	(11,988)	(11,136)
Maintenance capital expenditures attributable to PBFX	(4,848)	(1,237)
Distributable cash flow	$40,775	$25,413

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$34,813	$22,076
Interest expense, net	11,849	10,913
Amortization of loan fees and debt premium	439	449
Accretion on discounted liabilities	552	760
Change in contingent consideration	206	—
Depreciation and amortization	11,282	8,721
EBITDA	59,141	42,919
Less: Noncontrolling interest EBITDA	—	6,097
Less: Earnings attributable to the CPI earn-out	2,832	—
EBITDA attributable to PBFX	56,309	36,822
Acquisition and transaction costs	95	2,153
Non-cash unit-based compensation expense	1,302	964
East Coast Terminals environmental remediation costs	232	2,136
PNGPC tariff true-up adjustment	—	882
Adjusted EBITDA	$57,938	$42,957

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Summary.

Our net income for the three months ended March 31, 2020 increased by approximately $12.7 million to $34.8 million from $22.1 million for the three months ended March 31, 2019, details of which are shown in the following graph and further described below.

The increase in net income was primarily due to the following:
•an increase in total revenue of approximately $14.2 million, or 18.0%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility, operations of recently constructed assets and inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”);
•a decrease in operating and maintenance expenses of approximately $0.4 million, or 1.4%, as a result of decreased utility expenses due to lower energy rates and lower environmental clean-up remediation costs (refer to Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for a more complete description of our environmental clean-up remediation costs), offset by expenses related to the recommencement of operations of certain assets and higher insurance expenses; and
•a decrease in general and administrative expenses of approximately $1.6 million, or 27.0%, as a result of decreased acquisition costs, offset by higher unit-based compensation expense;
offset by the following:
•an increase in depreciation and amortization expenses of approximately $2.6 million, or 29.4%, related to the timing of acquisitions and new assets being placed in service;
•an increase in change in contingent consideration of approximately $0.2 million as a result of the change in estimated future payouts associated with the Contingent Consideration; and
•an increase in other expenses of approximately $0.7 million, or 5.9%, primarily related to an increase in interest expense as a result of higher borrowings under our Revolving Credit Facility.

EBITDA attributable to PBFX for the three months ended March 31, 2020 increased by approximately $19.5 million to $56.3 million from $36.8 million for the three months ended March 31, 2019 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration, noncontrolling interest and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the three months ended March 31, 2020 increased by approximately $15.0 million to $57.9 million from $43.0 million for the three months ended March 31, 2019 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation, certain environmental remediation costs and certain tariff true-up adjustments.

Segment Information

Our operations are comprised of operating segments, which are strategic business units that offer different services in various geographical locations. We review operations in two reportable segments: (i) Transportation and Terminaling and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of our reportable segments based on the segment operating income. Segment operating income is defined as net revenue less operating expenses and depreciation and amortization. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is further discussed in Note 12 “Segment Information” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements.”

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$65,141	$61,429
Third-party	5,102	4,530
Total revenue	70,243	65,959

Costs and expenses:
Operating and maintenance expenses	21,903	22,507
Depreciation and amortization	7,072	6,901
Total costs and expenses	28,975	29,408
Transportation and Terminaling Segment Operating Income	$41,268	$36,551

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd) (1)	300,392	249,781
Lease tank capacity (average lease capacity barrels per month) (2)	2,051,043	2,415,744
Pipelines
Total throughput (bpd) (1)	162,527	147,149
Lease tank capacity (average lease capacity barrels per month) (2)	1,147,823	1,175,024
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(2) Lease capacity is based on tanks in service and average lease capacity available during the period.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Our Transportation and Terminaling operating income for the three months ended March 31, 2020 increased by approximately $4.7 million to $41.3 million from $36.6 million for the three months ended March 31, 2019, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $4.3 million, or 6.5%, primarily attributable to the operations of recently constructed assets and the Inflation Rate Increase; and
•a decrease in operating and maintenance expenses of approximately $0.6 million, or 2.7%, as a result of decreased utility expenses due to lower energy rates and lower environmental clean-up remediation costs, offset by higher insurance expenses;
offset by the following:
•an increase in depreciation and amortization expenses of approximately $0.2 million, or 2.5%, related to the timing of acquisitions and new assets being placed in service.

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
(in thousands, except for storage capacity reserved and total throughput)
Revenue:
Affiliate	$10,402	$9,903
Third-party	12,384	2,983
Total revenue	22,786	12,886

Costs and expenses:
Operating and maintenance expenses	7,598	7,409
Depreciation and amortization	4,210	1,820
Change in contingent consideration	206	—
Total costs and expenses	12,014	9,229
Storage Segment Operating Income	$10,772	$3,657

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month) (1)	7,607,643	7,932,693
Total throughput (bpd) (2)	25,254	—
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.
(2) Calculated as the sum of the average throughput per day for each asset group for the period presented.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Our Storage operating income for the three months ended March 31, 2020 increased by approximately $7.1 million to $10.8 million from $3.7 million for the three months ended March 31, 2019, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $9.9 million, or 76.8%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility and the Inflation Rate Increase;
offset by the following:
•an increase in operating and maintenance expenses of approximately $0.2 million, or 2.6%, as a result of the recommencement of operations of certain assets and higher insurance expenses;
•an increase in depreciation and amortization expenses of approximately $2.4 million, or 131.3%, related to the timing of acquisitions and new assets being placed in service; and
•an increase in change in contingent consideration of approximately $0.2 million as a result of the change in estimated future payouts associated with the Contingent Consideration.

Liquidity and Capital Resources

Due to the COVID-19 pandemic and the current extraordinary and volatile market conditions, our business and operating results could be impacted due to demand destruction as a result of the worldwide economic slowdown and governmental responses, including travel restrictions and stay-at-home orders which may have a negative impact on our liquidity due to changes in the usage and level of demand for our services, including a reduction in third-party and incremental affiliate revenue. We continue to expect our ongoing sources of liquidity to include cash generated from operations (a significant portion of which are supported by MVCs in our commercial agreements), borrowings under our Revolving Credit Facility and issuances of additional debt and equity securities as appropriate given market conditions. Additionally, we have initiated certain cash preservation measures in the current environment, including reducing our quarterly distribution. While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic and volatile market conditions, we expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs, including our debt service, capital expenditures and distributions on our units. We may also pursue other strategic initiatives to strengthen our financial position, including debt and/or equity securities repurchases, to the extent such initiatives can be funded without impairing our liquidity. Refer to “Risk Factors” included in “Item 1A.” of this Form 10-Q for further information.

Our largest customer is our affiliate, PBF Holding, a subsidiary of our parent sponsor. PBF Energy has announced several steps it has initiated as part of a strategic plan to navigate current volatile markets and preserve or enhance its liquidity, including asset sales and new debt issuances, reductions in capital and operating expenditures, suspension of its dividend and exploring other potential opportunistic financing activities. We believe such actions will allow PBF Energy to continue to honor its commercial agreements with us.

Due to the uncertainty of the full impact of the COVID-19 pandemic will have on our business, we have decided to reduce our quarterly distribution to our minimum quarterly distribution of $0.30 per unit, which represents a short term shift in our distribution strategy to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to pursue potential organic growth projects or strategic acquisition opportunities. However, we intend to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $18.9 million per quarter and approximately $75.6 million on an annualized basis based on the number of common units outstanding as of March 31, 2020.

During the three months ended March 31, 2020, we made cash distribution payments as follows (in thousands except per unit data):

Related Earnings Period:	Q4 2019
Distribution date	March 17, 2020
Record date	February 25, 2020
Per unit	$0.5200
To public common unitholders	$16,732
To PBF LLC	15,576
Total distribution	$32,308

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and secured by a first priority lien on our assets and those of our restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. We are in compliance with the covenants under the Revolving Credit Facility as of March 31, 2020.

During the three months ended March 31, 2020, we borrowed $100.0 million under the Revolving Credit Facility primarily for general partnership purposes and to fund capital expenditures and working capital requirements.

Our 6.875% Senior Notes due 2023 (the “2023 Notes”) have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15, 2023. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of March 31, 2020, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$18,647	$38,209
Net cash used in investing activities	(6,080)	(11,220)
Net cash provided by (used in) financing activities	68,490	(30,451)
Net change in cash and cash equivalents	$81,057	$(3,462)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by approximately $19.6 million to $18.6 million for the three months ended March 31, 2020 compared to $38.2 million for the three months ended March 31, 2019. The decrease in net cash provided by operating activities was primarily the result of a decrease in the net changes in operating assets and liabilities of approximately $35.2 million primarily driven by the timing of collection of accounts receivables and liability payments, offset by a net increase in non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium, accretion on discounted liabilities, unit-based compensation and change in contingent consideration of approximately $2.9 million and an increase in net income of approximately $12.7 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by approximately $5.1 million to $6.1 million for the three months ended March 31, 2020 compared to $11.2 million for the three months ended March 31, 2019. The decrease in net cash used in investing activities was primarily due to a decrease in capital expenditures of approximately $5.1 million primarily related to higher capital spend on organic growth projects in the prior year.

Cash Flows from Financing Activities

Net cash provided by financing activities changed by approximately $98.9 million to $68.5 million for the three months ended March 31, 2020 compared to net cash used in financing activities of $30.5 million for the three months ended March 31, 2019. The cash inflows for the three months ended March 31, 2020 were primarily driven by net borrowings from our Revolving Credit Facility of $100.0 million and deferred financing costs and other of $0.8 million, offset by distributions to unitholders of $32.3 million. Net cash used in financing activities for the three months ended March 31, 2019 consisted of distributions to unitholders of $28.0 million and distributions to TVPC members of $6.5 million, offset by net borrowings under our Revolving Credit Facility of $4.0 million.

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

Capital expenditures for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Expansion	$1,165	$9,491
Maintenance	4,848	1,483
Regulatory	67	246
Total capital expenditures	$6,080	$11,220

We currently expect to spend an additional aggregate of between approximately $12.0 million and $16.0 million for the remainder of 2020 for capital expenditures. Of the total expected capital expenditures, between approximately $6.0 million and $7.5 million relate to maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the remainder of 2020. We may rely on external sources including other borrowings under the Revolving Credit Facility and issuances of equity and debt securities to fund any significant future expansion.

Contractual Obligations

With the exception of activity under the Revolving Credit Facility, including borrowings primarily for general partnership purposes and to fund capital expenditures and working capital requirements, there have been no significant changes in our contractual obligations since those reported in our 2019 Form 10-K. Refer to Note 7 “Debt” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our debt obligations.

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

As of March 31, 2020, we have recorded a total liability related to environmental remediation costs of $2.3 million related to existing environmental liabilities. Refer to Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

Supplemental Guarantor Financial Information

The following consolidated subsidiaries serve as guarantors of the obligations under the 2023 Notes:
•Delaware City Logistics Company LLC;
•Delaware Pipeline Company LLC;
•Delaware City Terminaling Company LLC;
•Toledo Terminaling Company LLC;
•PBF Logistics Products Terminals LLC;
•PBFX Operating Company LLC;
•Torrance Valley Pipeline Company LLC;
•Paulsboro Natural Gas Pipeline Company LLC;
•Toledo Rail Logistics Company LLC;
•Chalmette Logistics Company LLC;
•Paulsboro Terminaling Company LLC;
•DCR Storage and Loading Company LLC;

•CPI Operations LLC; and
•PBFX Ace Holdings LLC.

These guarantees are full and unconditional and joint and several.

PBF Logistics LP serves as “Issuer,” with PBF Logistics Finance Corporation (“PBF Logistics Finance”) as “Co-Issuer.” The indenture dated May 12, 2015, as supplemented, among us, PBF Logistics Finance, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.”

In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to restrictions included in the indenture. Refer to PBF LLC’s condensed consolidated financial statements, which are included in its Quarterly Report on Form 10-Q for the period ended March 31, 2020.

The Co-Issuer has no independent assets or operations and we do not have any subsidiaries designated as “Non-Guarantor Subsidiaries.” As such, the consolidated results of the Issuer and Guarantor Subsidiaries are reflected in our Condensed Consolidated Financial Statements, included in “Item 1. Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We have minimal direct exposure to risks associated with fluctuating commodity prices because we do not generally own the crude oil, refined products or natural gas that is distributed through our facilities, and because all of our commercial agreements with PBF Energy require PBF Energy to bear the risk of any material volume loss relating to the services we provide.

We experience modest volume gains and losses, which we sometimes refer to as imbalances, through the operations of our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three months ended March 31, 2020, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances or settle through cash payments.

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At March 31, 2020, we had $383.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $4.6 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

We continually monitor our market risk exposure, including the impact and developments related to COVID-19, which has introduced significant volatility in the financial markets subsequent to our year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Although from time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or statements of cash flows. We are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us, except as follows:

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

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2019 Form 10-K, except as follows:

The current COVID-19 pandemic could have a materially adverse impact on our business, including our financial condition, cash flows and results of operations. We are unable to predict the extent to which the pandemic and related impacts will adversely impact our business, including our financial condition, cash flows and results of operations.

Due to the COVID-19 pandemic and the current extraordinary and volatile market conditions, our business and operating results could be negatively impacted due to demand destruction as a result of the worldwide economic slowdown and governmental responses, including travel restrictions and stay-at-home orders. These conditions could also have a negative impact on our liquidity due to changes in the demand for our services, including a reduction in third-party and incremental affiliate revenue or the inability of our customers to honor their obligations under our commercial agreements. The full impact of the COVID-19 pandemic on the economy and our business is unknown and continuously evolving. The ultimate impact on our business will depend on numerous factors, including the duration of the effects of the pandemic on the economy, governmental actions as a response to the COVID-19 pandemic, the demand for refined petroleum products, any deterioration in the creditworthiness of our customers and actions taken by national and local governments.

The impacts the COVID-19 pandemic could have on our business include:
•a change in customer demand for our services, including lower third-party throughput and storage and a decrease in incremental throughput associated with our commercial agreements with PBF Holding;
•a reduction in the availability or productivity of our employees to service our customers;
•a delay in timing for the collections of our receivables for the services we perform;
•an impairment of our goodwill or long-lived assets;
•a decrease in our ability to grow our business through organic projects or third-party acquisitions;
•our inability to meet the covenant requirements of our Revolving Credit Facility or 2023 Notes, which may result in our debt being due on-demand;
•an impact on our liquidity position, which could result in our inability to pay our payables timely, including the 2023 Notes interest payments;
•changes or downgrades to our credit ratings;
•our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution, or require us to reduce or suspend our quarterly distribution; and
•other factors discussed elsewhere in this Form 10-Q.

The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, result of operations, financial condition, cash flows and our ability to service the 2023 Notes and our other indebtedness and obligations. The COVID-19 pandemic may also have the effect of heightening some of the other risks described in the “Risk Factors” section of our 2019 Form 10-K.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-Q, and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
4.1*	Eighth Supplemental Indenture dated as of March 4, 2020, among PBFX Ace Holdings LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee.
10.1*	Joinder Agreement dated as of February 11, 2020, among PBFX Ace Holdings LLC and Wells Fargo Bank, National Association, as Administrative Agent.
22.1*	List of Guarantor Subsidiaries.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
——————
* Filed herewith.
** This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	May 15, 2020		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)