Form 10-Q
period 2020-06-30
PBF Logistics LP
filed 2020-07-31
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☑	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 28, 2020, there were 62,350,989 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of June 30, 2020, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 48.0% limited partner interest in PBFX, with the remaining 52.0% limited partner interest owned by public unitholders as of June 30, 2020.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling, storage and processing assets previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries. As of June 30, 2020, PBF Holding, together with its subsidiaries, owns and operates six oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”) and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•changes in general economic conditions, including market and macro-economic disruptions resulting from the coronavirus disease 2019 (“COVID-19”) pandemic and related governmental and consumer responses;
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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$21,568	$34,966
Accounts receivable - affiliates	55,133	48,056
Accounts receivable	6,109	7,351
Prepaids and other current assets	4,805	3,828
Total current assets	87,615	94,201
Property, plant and equipment, net	841,475	854,610
Goodwill	6,332	6,332
Other non-current assets	15,121	17,859
Total assets	$950,543	$973,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$7,268	$6,454
Accounts payable	3,857	10,224
Accrued liabilities	22,865	27,839
Deferred revenue	2,462	3,189
Total current liabilities	36,452	47,706
Long-term debt	768,085	802,104
Other long-term liabilities	18,760	18,109
Total liabilities	823,297	867,919

Commitments and contingencies (Note 10)

Equity:
Common unitholders (62,349,592 and 62,130,035 units issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively)	127,246	105,083
Total equity	127,246	105,083
Total liabilities and equity	$950,543	$973,002

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Affiliate	$72,422	$74,656	$147,965	$145,988
Third-party	16,707	8,094	34,193	15,607
Total revenue	89,129	82,750	182,158	161,595

Costs and expenses:
Operating and maintenance expenses	23,154	28,553	52,655	58,469
General and administrative expenses	4,299	7,580	8,686	13,590
Depreciation and amortization	11,234	8,854	22,516	17,575
Change in contingent consideration	324	—	530	—
Total costs and expenses	39,011	44,987	84,387	89,634

Income from operations	50,118	37,763	97,771	71,961

Other expense:
Interest expense, net	(11,536)	(11,216)	(23,385)	(22,129)
Amortization of loan fees and debt premium	(542)	(446)	(981)	(895)
Accretion on discounted liabilities	(580)	(773)	(1,132)	(1,533)
Net income	37,460	25,328	72,273	47,404
Less: Net income attributable to noncontrolling interest	—	3,162	—	7,881
Net income attributable to PBF Logistics LP unitholders	$37,460	$22,166	$72,273	$39,523

Net income per limited partner unit:
Common units - basic	$0.60	$0.37	$1.16	$0.72
Common units - diluted	0.60	0.37	1.16	0.72

Weighted-average limited partner units outstanding:
Common units - basic	62,439,378	60,279,287	62,364,243	54,748,755
Common units - diluted	62,446,419	60,364,347	62,372,554	54,776,257

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$72,273	$47,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,516	17,575
Amortization of loan fees and debt premium	981	895
Accretion on discounted liabilities	1,132	1,533
Unit-based compensation expense	2,247	4,351
Change in contingent consideration	530	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(7,077)	(10,227)
Accounts receivable	1,242	2,382
Prepaids and other current assets	(977)	(1,285)
Accounts payable - affiliates	814	(2,630)
Accounts payable	(6,367)	762
Accrued liabilities	(4,740)	(2,857)
Deferred revenue	(727)	(85)
Other assets and liabilities	(2,159)	(1,932)
Net cash provided by operating activities	79,688	55,886

Cash flows from investing activities:
Expenditures for property, plant and equipment	(7,872)	(15,152)
Net cash used in investing activities	$(7,872)	$(15,152)

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Proceeds from issuance of common units	$—	$132,483
Acquisition of TVPC noncontrolling interest	—	(200,000)
Distributions to unitholders	(51,012)	(59,625)
Distributions to TVPC members	—	(8,500)
Proceeds from revolving credit facility	100,000	196,000
Repayment of revolving credit facility	(135,000)	(101,000)
Deferred financing costs and other	798	—
Net cash used in financing activities	(85,214)	(40,642)

Net change in cash and cash equivalents	(13,398)	92
Cash and cash equivalents, beginning of period	34,966	19,908
Cash and cash equivalents, end of period	$21,568	$20,000

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$35	$405
Contribution of net assets from PBF LLC	—	242
Units issued in connection with the IDR Restructuring	—	215,300
Assets acquired under operating leases	—	482

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of June 30, 2020, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 48.0% limited partner interest in PBFX, with the remaining 52.0% limited partner interest owned by public unitholders as of June 30, 2020.

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

Principles of Combination and Consolidation and Basis of Presentation

In connection with, and subsequent to, PBFX’s initial public offering (“IPO”), the Partnership has acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). Such acquisitions completed subsequent to the IPO were made through a series of dropdown transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). The assets, liabilities and results of operations of the Contributed Assets prior to their acquisition by PBFX are collectively referred to as the “Predecessor.” The transactions through which PBFX acquired the Contributed Assets were transfers of assets between entities under common control. The accompanying condensed consolidated financial statements and related notes present solely the consolidated financial position and consolidated financial results of PBFX. Refer to the Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) for additional information regarding the Acquisitions from PBF and the agreements that were entered into or amended with related parties in connection with these acquisitions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows of PBFX for the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year.

The Predecessor generally did not operate its respective assets for the purpose of generating revenue independent of other PBF Energy businesses prior to the IPO or the effective dates of the Acquisitions from PBF. All intercompany accounts and transactions have been eliminated.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Partnership adopted ASU 2016-13 effective January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Partnership’s condensed consolidated financial statements. Refer to Note 4 “Current Expected Credit Losses” of the Notes to Condensed Consolidated Financial Statements for further disclosure related to the adoption of this pronouncement.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Interbank Offering Rate, also known as LIBOR, or another reference rate expected to be discontinued prior to 2022 because of reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Partnership is currently evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures.

2. REVENUE

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Partnership expects to be entitled to in exchange for those goods or services.

As disclosed in Note 12 “Segment Information” of the Notes to Condensed Consolidated Financial Statements, the Partnership’s business consists of two reportable segments: (i) Transportation and Terminaling and (ii) Storage.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Transportation and Terminaling Segment
Terminaling	$34,801	$34,152	$72,728	$66,505
Pipeline	20,328	20,326	40,758	38,953
Other	11,580	15,178	23,466	30,157
Total	66,709	69,656	136,952	135,615
Storage Segment
Storage	12,990	13,094	27,551	25,980
Other	9,430	—	17,655	—
Total	22,420	13,094	45,206	25,980
Total Revenue	$89,129	$82,750	$182,158	$161,595

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, pipeline, storage and processing services based on contractual rates applied to the greater of contractual minimum volume commitments (“MVCs”), as applicable, or actual volumes transferred, stored or processed.

Minimum Volume Commitments

Transportation and Terminaling Segment

The Partnership’s Transportation and Terminaling segment consists of product terminals, pipelines, crude unloading facilities and other facilities capable of transporting and handling crude oil, refined products and natural gas. Certain of the affiliate and third-party Transportation and Terminaling commercial agreements contain MVCs. Under these commercial agreements, if the Partnership’s customer fails to transport its minimum throughput volumes during any specified period, the customer will pay the Partnership an amount equal to the difference in actual volumes transported and/or throughput and the minimum volumes required under the agreement multiplied by the applicable contractual rate (each a “deficiency payment”). Deficiency payments are initially recorded as deferred revenue on the Partnership’s balance sheets for all contracts in which the MVC deficiency makeup period is contractually longer than a fiscal quarter.

Certain of the Partnership’s customers may apply deficiency payment amounts as a credit against volumes throughput in excess of its MVC, as applicable, during subsequent quarters under the terms of the applicable agreement. The Partnership recognizes operating revenue for the deficiency payments when credits are used for volumes transported in excess of MVCs or at the end of the contractual period. Unused credits determined to have a remote chance of being utilized by customers in the future are recognized as operating revenue in the period when that determination is made. The use or recognition of the credits is recorded as a reduction to deferred revenue.

Storage Segment

The Partnership earns storage revenue under crude oil and refined products storage contracts. In addition, the Partnership earns storage revenue under its processing agreement at its East Coast storage facility. Certain of these affiliate and third-party contracts contain capacity reservation agreements, under which the Partnership collects a fee for reserving storage capacity for customers in its facilities. Customers generally pay reservation fees based on the level of storage capacity reserved rather than the actual volumes stored.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

MVC Payments to be Received

As of June 30, 2020, MVC payments to be received, based on future performance obligations of the Partnership, related to noncancelable commercial terminaling, pipeline and storage agreements were as follows:

Remainder of 2020	$59,496
2021	113,225
2022	90,321
2023	87,798
2024	87,011
Thereafter	149,119
Total MVC payments to be received (1)(2)	$586,970
(1) All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated is excluded.
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

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of June 30, 2020, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component for every asset class.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The table below quantifies lease revenue for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Affiliate	$37,501	$38,693	$76,388	$74,780
Third-party	13,171	4,353	26,724	8,702
Total lease revenue	$50,672	$43,046	$103,112	$83,482

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the periods presented for the Partnership’s operating leases with customers as of June 30, 2020:

Remainder of 2020	$88,684
2021	175,481
2022	156,993
2023	131,012
2024	129,790
Thereafter	225,285
Total undiscounted cash to be received	$907,245

Assets Under Lease

The Partnership’s assets that are subject to lease are included in “Property, plant and equipment, net” within the Partnership’s condensed consolidated balance sheets. The table below quantifies, by category within property, plant and equipment, the assets that are subject to lease as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Land	$98,337	$98,337
Pipelines	319,830	318,459
Terminals and equipment	83,387	83,149
Storage facilities and processing units	176,331	177,084
	677,885	677,029
Accumulated depreciation	(91,365)	(77,243)
Net assets subject to lease	$586,520	$599,786

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $2,462 and $3,189 as of June 30, 2020 and December 31, 2019, respectively. The decrease in the deferred revenue balance as of June 30, 2020 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

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

Acquisition Expenses

PBFX incurred acquisition-related costs of $15 and $110 for the three and six months ended June 30, 2020, respectively, primarily consisting of consulting and legal expenses related to pending and non-consummated acquisitions. Acquisition-related costs were $930 and $1,051 for the three and six months ended June 30, 2019, respectively, primarily consisting of consulting and legal expenses related to the TVPC Acquisition and other pending and non-consummated acquisitions. These costs are included in “General and administrative expenses” within the Partnership’s condensed consolidated statements of operations.

4. CURRENT EXPECTED CREDIT LOSSES

Credit Losses

The Partnership has exposure to credit losses through its collection of fees charged to customers for terminaling, pipeline, storage and processing services. The Partnership evaluates creditworthiness on an individual customer basis. The Partnership utilizes a financial review model for purposes of evaluating creditworthiness, which is based on information from financial statements and credit reports. The financial review model enables the Partnership to assess the customer’s risk profile and determine credit limits on the basis of their financial strength, including but not limited to, their liquidity, leverage, debt serviceability, longevity and how they pay their bills. The Partnership may require security in the form of letters of credit or cash payments in advance of product and services delivery for certain customers that are deemed higher risk. Additionally, the Partnership may hold customers’ product in storage at its facilities as collateral and/or deny access to its facilities, as allowable under commercial law or its contractual agreements, should payment not be received.

The Partnership reviews each customer’s credit risk profile at least annually, or more frequently if warranted. Following the widespread market disruption that has resulted from the coronavirus disease 2019 (“COVID-19”) pandemic and related governmental and consumer responses, the Partnership has been performing ongoing credit reviews of its customers including monitoring for any negative credit events such as customer bankruptcy or insolvency events. Based on its credit assessments, the Partnership may adjust payment

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

terms or limit available trade credit for customers, and customers within certain industries, which are deemed to be at a higher risk.

The Partnership performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of June 30, 2020 and December 31, 2019.

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2020	December 31, 2019
Land	$115,957	$115,957
Pipelines	343,905	342,533
Terminals and equipment	315,708	315,322
Storage facilities and processing units	194,090	194,843
Construction in progress	13,742	8,093
	983,402	976,748
Accumulated depreciation	(141,927)	(122,138)
Property, plant and equipment, net	$841,475	$854,610

Depreciation expense was $19,849 and $17,324 for the six months ended June 30, 2020 and 2019, respectively.

6. GOODWILL AND INTANGIBLES

The global crisis resulting from the spread of COVID-19 has had a substantial impact on the economy and overall consumer demand. As a result of the significant decrease in the Partnership’s unit price and market capitalization during the six months ended June 30, 2020, the Partnership deemed impairment triggering events have occurred. As such, the Partnership performed an interim impairment assessment of its goodwill as of June 30, 2020 and concluded that the carrying value of its goodwill was not impaired.

The Partnership’s net intangibles consisted of the following:

	June 30, 2020	December 31, 2019
Customer contracts	$13,300	$13,300
Customer relationships	5,900	5,900
	19,200	19,200
Accumulated amortization	(4,368)	(1,701)
Total intangibles, net*	$14,832	$17,499
* Intangibles, net are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

Amortization expense was $2,667 and $251 for the six months ended June 30, 2020 and 2019, respectively.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

7. DEBT

Total debt was comprised of the following:

	June 30, 2020	December 31, 2019
2023 Notes	$525,000	$525,000
Revolving credit facility (a)(b)	248,000	283,000
Total debt outstanding	773,000	808,000
Unamortized debt issuance costs	(6,939)	(8,125)
Unamortized 2023 Notes premium	2,024	2,229
Net carrying value of debt	$768,085	$802,104
___________________
(a)PBFX had $4,868 of outstanding letters of credit and $247,132 available under its $500,000 amended and restated revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders (as amended, the “Revolving Credit Facility”) as of June 30, 2020.
(b)During the six months ended June 30, 2020, PBFX made net repayments of $35,000 under the Revolving Credit Facility

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

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based on short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $505,232 and $542,966 at June 30, 2020 and December 31, 2019, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was $773,000 and $753,232 as of June 30, 2020, respectively, and $808,000 and $825,966 as of December 31, 2019, respectively.

8. EQUITY

PBFX had 32,395,961 outstanding common units held by the public as of June 30, 2020. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 48.0% of PBFX’s limited partner interest as of June 30, 2020.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The following table presents changes in PBFX common units outstanding:

	Three Months Ended June 30,
	2020	2019
Balance at beginning of period	62,151,391	55,348,821
Vesting of phantom units, net of forfeitures	198,201	172,889
New units issued	—	6,585,500
Balance at end of period	62,349,592	62,107,210

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	62,130,035	45,348,663
Vesting of phantom units, net of forfeitures	219,557	173,047
New units issued	—	16,585,500
Balance at end of period	62,349,592	62,107,210

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the six months ended June 30, 2020 and 2019:

Common Units
Balance at December 31, 2019	$105,083
Quarterly distributions to unitholders ($0.5200 per unit)	(32,703)
Net income attributable to the partners	34,813
Unit-based compensation expense*	1,302
Other	(6)
Balance at March 31, 2020	$108,489
Quarterly distributions to unitholders ($0.3000 per unit)	(18,843)
Net income attributable to the partners	37,460
Unit-based compensation expense	945
Other	(805)
Balance at June 30, 2020	$127,246
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

During the six months ended June 30, 2020, PBFX made distribution payments as follows:

Related Earnings Period:	Q4 2019	Q1 2020
Distribution date	March 17, 2020	June 17, 2020
Record date	February 25, 2020	May 27, 2020
Per unit	$0.5200	$0.3000
To public common unitholders	$16,732	$9,719
To PBF LLC	15,576	8,986
Total distribution	$32,308	$18,705

The quarterly distributions to limited partners for the three and six months ended June 30, 2020 and 2019 are shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.3000 and $0.5150 per unit declared for the three months ended June 30, 2020 and 2019, respectively, and $0.3000 and $0.5100 per unit declared for the three months ended March 31, 2020 and 2019, respectively); therefore, the table represents total estimated distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Limited partners’ distributions:
Common	$18,849	$32,398	$37,693	$64,481
Total distributions	$18,849	$32,398	$37,693	$64,481
Total cash distributions (1)	$18,705	$31,986	$37,410	$63,660
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

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 291,920 and 284,950 anti-dilutive phantom units for the three and six months ended June 30, 2020, respectively, compared to 1,000 and 340,198 anti-dilutive phantom units for the three and six months ended June 30, 2019, respectively.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The following table shows the calculation of net income per limited partner unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to the partners:
Distributions declared	$18,849	$32,398	$37,693	$64,481
Earnings less distributions	18,611	(10,232)	34,580	(24,958)
Net income attributable to the partners	$37,460	$22,166	$72,273	$39,523

Weighted-average units outstanding - basic	62,439,378	60,279,287	62,364,243	54,748,755
Weighted-average units outstanding - diluted	62,446,419	60,364,347	62,372,554	54,776,257

Net income per limited partner unit - basic	$0.60	$0.37	$1.16	$0.72
Net income per limited partner unit - diluted	0.60	0.37	1.16	0.72
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

PBFX recorded a total liability related to environmental remediation obligations at certain of its assets of $2,228 and $2,347 as of June 30, 2020 and December 31, 2019, respectively, related to existing environmental liabilities.

During the first quarter of 2019, the Partnership notified certain agencies of an oil sheen present in the Schuylkill River near one of its facilities. Clean-up, identification and mitigation of the source were immediately initiated. The Pennsylvania Department of Environmental Protection approved the Site Characterization Report submitted by the Partnership and the remedial action plan submission to the state agency is due in the third quarter of 2020. Although response activities are substantially complete, remediation costs will not be finalized until the remedial action plan is approved. Incremental costs are not expected to be material to the Partnership.

Contingent Consideration

In connection with the Partnership’s acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement between the Partnership and Crown Point included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain of the acquired idled assets (the “Contingent Consideration”). The Partnership and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration recorded was $27,899 and $26,086 as of June 30, 2020 and December 31, 2019, respectively, representing the present value of expected future payments discounted at a blended rate of 8.79%. The short-term Contingent Consideration is included in “Accrued liabilities” and the long-term Contingent Consideration is included in

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

“Other long-term liabilities” within the Partnership’s condensed consolidated balance sheets. At June 30, 2020, the estimated undiscounted liability totaled $31,328 based on the Partnership’s anticipated total annual earn-out payments. The acquired idled assets that are subject to the Contingent Consideration recommenced operations in October 2019.

The Contingent Consideration at June 30, 2020 is categorized in Level 3 of the fair value hierarchy and is estimated using a discounted cash flow model based on management’s estimate of the future cash flows associated with the recommenced idled assets, a risk free rate of return of 2.9% and a discount rate of 6.0%. The change in fair value of the obligation during the three and six months ended June 30, 2020 was impacted primarily due to the change in estimated future cash flows of the assets and accretion on the discounted liability. There were no material changes in the fair value of the Contingent Consideration for the six months ended June 30, 2020 and 2019.

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

Refer to the 2019 Form 10-K for a more complete description of PBFX’s commercial agreements with PBF Holding, including those identified as leases, which were entered into prior to 2020. No new agreements, or amendments, were entered into during the six months ended June 30, 2020.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$72,422	$74,656	$147,965	$145,988
Operating and maintenance expenses	2,170	2,171	4,341	4,276
General and administrative expenses	1,952	1,752	3,948	3,514

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

Revenue is generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for transportation, terminaling, storage and processing services. The commercial agreements with PBF Holding are described in Note 11 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific reporting segment. Identifiable assets are those used by the operating segments, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with operations.

	Three Months Ended June 30, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$66,709	$22,420	$—	$89,129
Depreciation and amortization	7,023	4,211	—	11,234
Income (loss) from operations	42,912	11,505	(4,299)	50,118
Other expense	—	—	12,658	12,658
Capital expenditures	1,405	387	—	1,792

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

	Three Months Ended June 30, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$69,656	$13,094	$—	$82,750
Depreciation and amortization	6,879	1,975	—	8,854
Income (loss) from operations	40,529	4,814	(7,580)	37,763
Other expense	—	—	12,435	12,435
Capital expenditures	1,689	2,243	—	3,932

	Six Months Ended June 30, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$136,952	$45,206	$—	$182,158
Depreciation and amortization	14,095	8,421	—	22,516
Income (loss) from operations	84,180	22,277	(8,686)	97,771
Other expense	—	—	25,498	25,498
Capital expenditures	5,031	2,841	—	7,872

	Six Months Ended June 30, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$135,615	$25,980	$—	$161,595
Depreciation and amortization	13,780	3,795	—	17,575
Income (loss) from operations	77,080	8,471	(13,590)	71,961
Other expense	—	—	24,557	24,557
Capital expenditures	12,233	2,919	—	15,152

	Balance at June 30, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$710,817	$229,595	$10,131	$950,543

	Balance at December 31, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$726,374	$228,495	$18,133	$973,002

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

13. SUBSEQUENT EVENTS

Cash Distribution

On July 31, 2020, PBF GP’s board of directors announced a cash distribution, based on the results of the second quarter of 2020, of $0.30 per unit. The distribution is payable on August 26, 2020 to PBFX unitholders of record at the close of business on August 13, 2020.

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

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of June 30, 2020, owned 99.2% of the total economic interest in PBF LLC. As of June 30, 2020, PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 48.0% limited partner interest in PBFX, with the remaining 52.0% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, storage and processing assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries.

Business Developments

COVID-19

The recent outbreak of the COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and resulting governmental and consumer responses have also resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Such impacts have resulted in revenue declines due to lower demand and throughput volumes across certain of our facilities, which may continue to affect our business for the foreseeable future. In response to the COVID-19 pandemic, we are taking steps to mitigate potential adverse impacts on our business and operations by limiting capital expenditures, reducing discretionary activities and third-party services and lowering our quarterly distribution to our minimum quarterly distribution of $0.30 per unit. This distribution reduction, effective with the distribution for the first quarter of 2020 that was paid on June 17, 2020, represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to identify potential organic growth projects or strategic acquisitions. In addition, our parent sponsor and largest customer, PBF Energy, has endeavored to take the necessary steps to preserve liquidity and solidify its operations under the adverse market conditions caused by the COVID-19 pandemic.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees and other government programs to support companies affected by the COVID-19 pandemic and their employees. While we continue to explore the CARES Act and its potential benefit to us, we currently have not sought any financial support or relief in the form of loans or grants under the CARES Act, and we may not be eligible, or able, to take advantage of such relief or any other available potential benefits in the future.

The full extent to which the COVID-19 pandemic impacts our business and operations, or that of our parent sponsor, is unknown and will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, related consumer responses and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. Refer to “Risk Factors” included in “Item 1A.” of this Form 10-Q for further information.

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations due to our recent acquisition activity, which is discussed in Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements,” the cancellation and conversion of our incentive distribution rights held by PBF LLC, which is discussed in Note 8 “Equity” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements,” certain debt and equity transactions and our annual inflation adjustment to our commercial agreements. Additionally, our results may not be comparative to prior periods due to the impact of the COVID-19 pandemic on our business in 2020, including lower throughput volumes at our terminals, as the industry reacts to the related economic downturn and volatile commodity markets.

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

Factors driving the prices of petroleum-based commodities include supply and demand for crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the first quarter of 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. These factors have resulted in significant demand destruction for refined petroleum products and atypical volatility in oil commodity prices, which may continue for the foreseeable future. Although the effects may be mitigated by MVC provisions in certain of our commercial contracts, this overall demand destruction and market environment could lead to lower storage or throughput volumes processed at our assets, which could negatively impact our results of operations and cash flows. While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic, a significant portion of the negative impacts and risk to us may be mitigated through our MVCs within the commercial agreements with PBF Holding. Refer to “Risk Factors” included in “Item 1A.” of this Form 10-Q and of our 2019 Form 10-K.

Acquisition and Organic Growth Opportunities. We may acquire additional logistics assets from PBF Energy or third parties. Under our Omnibus Agreement, subject to certain exceptions, we have a right of first offer on certain logistics assets owned by PBF Energy to the extent PBF Energy decides to sell, transfer or otherwise dispose of any of those assets. We also have a right of first offer to acquire additional logistics assets that PBF Energy may construct or acquire in the future. Our commercial agreements provide us with options to purchase certain assets at PBF Holding’s refineries related to our business in the event PBF Energy permanently shuts down PBF Holding’s refineries. In addition, our commercial agreements provide us with the right to use certain assets at PBF Holding’s refineries in the event of a temporary shutdown. Furthermore, we may pursue strategic asset acquisitions from third parties or organic growth projects to the extent such acquisitions or projects complement our or PBF Energy’s existing asset base or provide attractive potential returns. Identifying and executing acquisitions and organic growth projects is a key part of our strategy, and we believe that we are well-positioned to acquire logistics assets from PBF Energy and third parties should such opportunities arise. However, there is no guarantee that we will be able to identify attractive organic growth projects or acquisitions in the future, or be able to consummate any such opportunities identified. Additionally, if we do not complete acquisitions or organic growth projects on economically acceptable terms, our future growth will be limited, and the acquisitions or projects we do complete may reduce, rather than increase, our cash available for distribution. These acquisitions and organic growth projects could also affect the comparability of our results from period to period. We expect to fund future growth capital expenditures primarily from a combination of cash-on-hand, borrowings under our $500.0 million amended and restated revolving credit facility (as amended, the “Revolving Credit Facility”) and the issuance of additional equity or debt securities. To the extent we issue additional units to fund future acquisitions or expansion capital expenditures, the payments of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

Third-Party Business. As of June 30, 2020, PBF Holding accounts for a substantial majority of our revenue and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Holding’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to explore expanding our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

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

Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil, refined products and natural gas that we throughput at our terminaling and pipeline operations and our available and utilized storage capacity. These volumes are primarily affected by the supply of and demand for crude oil, refined products and natural gas in the markets served directly or indirectly by our assets. Although PBF Energy has committed to minimum volumes under certain commercial agreements, our results of operations will be impacted by:
•PBF Energy’s utilization of our assets in excess of MVCs;
•our ability to identify and execute accretive acquisitions and organic expansion projects and capture incremental PBF Energy or third-party volumes; and
•our ability to increase throughput or storage volumes at our facilities and provide additional ancillary services at those terminals and pipelines.

Operating and Maintenance Expenses. Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor and outside contractor costs, utilities, insurance premiums, repairs and maintenance charges and related property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We will seek to manage our maintenance expenditures on our assets by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and to minimize their impact on our cash flow.

EBITDA, EBITDA Attributable to PBFX, Adjusted EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation, amortization and change in contingent consideration. We define EBITDA attributable to PBFX as net income (loss) attributable to PBFX before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation, amortization and change in contingent consideration attributable to PBFX, which excludes the results of Acquisitions from PBF prior to the effective dates of such transactions and earnings attributable to the CPI earn-out (the portion of earnings associated with an earn-out provision related to the purchase of CPI Operations LLC (“CPI”),(the “Contingent Consideration”)). We define Adjusted EBITDA as EBITDA attributable to PBFX excluding acquisition and transaction costs, non-cash unit-based compensation expense and items that meet the conditions of unusual, infrequent and/or non-recurring charges. We define distributable cash flow as EBITDA attributable to PBFX plus non-cash unit-based compensation expense, less cash interest, maintenance capital expenditures attributable to PBFX and income taxes. Distributable cash flow will not reflect changes in working capital balances. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are not presentations made in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

Combined Overview. The following tables summarize our results of operations and financial data for the three and six months ended June 30, 2020 and 2019. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
Affiliate	$72,422	$74,656	$147,965	$145,988
Third-party	16,707	8,094	34,193	15,607
Total revenue	89,129	82,750	182,158	161,595

Costs and expenses:
Operating and maintenance expenses	23,154	28,553	52,655	58,469
General and administrative expenses	4,299	7,580	8,686	13,590
Depreciation and amortization	11,234	8,854	22,516	17,575
Change in contingent consideration	324	—	530	—
Total costs and expenses	39,011	44,987	84,387	89,634

Income from operations	50,118	37,763	97,771	71,961

Other expense:
Interest expense, net	(11,536)	(11,216)	(23,385)	(22,129)
Amortization of loan fees and debt premium	(542)	(446)	(981)	(895)
Accretion on discounted liabilities	(580)	(773)	(1,132)	(1,533)
Net income	37,460	25,328	72,273	47,404
Less: Net income attributable to noncontrolling interest	—	3,162	—	7,881
Net income attributable to PBF Logistics LP unitholders	$37,460	$22,166	$72,273	$39,523

Other data:
EBITDA attributable to PBFX	$58,867	$42,534	$115,176	$79,356
Adjusted EBITDA	60,002	48,336	117,940	91,293
Distributable cash flow	46,972	34,123	87,747	59,536
Capital expenditures	1,792	3,932	7,872	15,152

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$37,460	$25,328	$72,273	$47,404
Interest expense, net	11,536	11,216	23,385	22,129
Amortization of loan fees and debt premium	542	446	981	895
Accretion on discounted liabilities	580	773	1,132	1,533
Change in contingent consideration	324	—	530	—
Depreciation and amortization	11,234	8,854	22,516	17,575
EBITDA	61,676	46,617	120,817	89,536
Less: Noncontrolling interest EBITDA	—	4,083	—	10,180
Less: Earnings attributable to the CPI earn-out	2,809	—	5,641	—
EBITDA attributable to PBFX	58,867	42,534	115,176	79,356
Non-cash unit-based compensation expense	945	3,387	2,247	4,351
Cash interest	(11,733)	(11,290)	(23,721)	(22,426)
Maintenance capital expenditures attributable to PBFX	(1,107)	(508)	(5,955)	(1,745)
Distributable cash flow	$46,972	$34,123	$87,747	$59,536

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, which is the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net cash provided by operating activities	$61,041	$17,677	$79,688	$55,886
Change in operating assets and liabilities	(9,956)	21,111	19,991	15,872
Interest expense, net	11,536	11,216	23,385	22,129
Non-cash unit-based compensation expense	(945)	(3,387)	(2,247)	(4,351)
EBITDA	61,676	46,617	120,817	89,536
Less: Noncontrolling interest EBITDA	—	4,083	—	10,180
Less: Earnings attributable to the CPI earn-out	2,809	—	5,641	—
EBITDA attributable to PBFX	58,867	42,534	115,176	79,356
Non-cash unit-based compensation expense	945	3,387	2,247	4,351
Cash interest	(11,733)	(11,290)	(23,721)	(22,426)
Maintenance capital expenditures attributable to PBFX	(1,107)	(508)	(5,955)	(1,745)
Distributable cash flow	$46,972	$34,123	$87,747	$59,536

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$37,460	$25,328	$72,273	$47,404
Interest expense, net	11,536	11,216	23,385	22,129
Amortization of loan fees and debt premium	542	446	981	895
Accretion on discounted liabilities	580	773	1,132	1,533
Change in contingent consideration	324	—	530	—
Depreciation and amortization	11,234	8,854	22,516	17,575
EBITDA	61,676	46,617	120,817	89,536
Less: Noncontrolling interest EBITDA	—	4,083	—	10,180
Less: Earnings attributable to the CPI earn-out	2,809	—	5,641	—
EBITDA attributable to PBFX	58,867	42,534	115,176	79,356
Acquisition and transaction costs	15	955	110	3,108
Non-cash unit-based compensation expense	945	3,387	2,247	4,351
East Coast Terminals environmental remediation costs	175	1,460	407	3,596
PNGPC tariff true-up adjustment	—	—	—	882
Adjusted EBITDA	$60,002	$48,336	$117,940	$91,293

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Summary

Our net income for the three months ended June 30, 2020 increased by approximately $12.1 million to $37.5 million from $25.3 million for the three months ended June 30, 2019, details of which are shown in the following graph and further described below.

The increase in net income was primarily due to the following:
•an increase in total revenue of approximately $6.4 million, or 7.7%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility, operations of recently constructed assets and inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”), offset by lower revenue attributable to certain assets not subject to MVC shortfall payments due to a reduction in throughput volumes as a result of the COVID-19 pandemic, as well as lower pass-through utilities fees;
•a decrease in operating and maintenance expenses of approximately $5.4 million, or 18.9%, as a result of decreased discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower utility expenses due to reduced energy usage, offset by expenses related to the recommencement of operations of certain assets at our East Coast storage facility; and
•a decrease in general and administrative expenses of approximately $3.3 million, or 43.3%, as a result of decreased acquisition costs and unit-based compensation expense;
offset by the following:
•an increase in depreciation and amortization expenses of approximately $2.4 million, or 26.9%, related to the timing of acquisitions and new assets being placed in service;
•an increase in change in contingent consideration of approximately $0.3 million as a result of increased estimated future payouts associated with the Contingent Consideration; and
•an increase in other expenses of approximately $0.2 million, or 1.8%, primarily related to an increase in interest expense as a result of higher borrowings under our Revolving Credit Facility.

EBITDA attributable to PBFX for the three months ended June 30, 2020 increased by approximately $16.3 million to $58.9 million from $42.5 million for the three months ended June 30, 2019 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration, noncontrolling interest and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the three months ended June 30, 2020 increased by approximately $11.7 million to $60.0 million from $48.3 million for the three months ended June 30, 2019 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation and certain environmental remediation costs.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Summary

Our net income for the six months ended June 30, 2020 increased by approximately $24.9 million to $72.3 million from $47.4 million for the six months ended June 30, 2019, details of which are shown in the following graph and further described below.

The increase in net income was primarily due to the following:
•an increase in total revenue of approximately $20.6 million, or 12.7%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility, operations of recently constructed assets and the Inflation Rate Increase, offset by lower revenue attributable to certain assets not subject to MVC shortfall payments due to a reduction in throughput volumes as a result of the COVID-19 pandemic, as well as lower pass-through utilities fees;
•a decrease in operating and maintenance expenses of approximately $5.8 million, or 9.9%, as a result of decreased discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower environmental clean-up remediation costs and utility expenses due to reduced energy usage, offset by expenses related to the recommencement of operations of certain assets at our East Coast storage facility and higher insurance expenses; and
•a decrease in general and administrative expenses of approximately $4.9 million, or 36.1%, as a result of decreased acquisition costs and unit-based compensation expense;

offset by the following:
•an increase in depreciation and amortization expenses of approximately $4.9 million, or 28.1%, related to the timing of acquisitions and new assets being placed in service;
•an increase in change in contingent consideration of approximately $0.5 million as a result of increased estimated future payouts associated with the Contingent Consideration; and
•an increase in other expenses of approximately $0.9 million, or 3.8%, primarily related to an increase in interest expense as a result of higher borrowings under our Revolving Credit Facility.

EBITDA attributable to PBFX for the six months ended June 30, 2020 increased by approximately $35.8 million to $115.2 million from $79.4 million for the six months ended June 30, 2019 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration, noncontrolling interest and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the six months ended June 30, 2020 increased by approximately $26.6 million to $117.9 million from $91.3 million for the six months ended June 30, 2019 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation, certain environmental remediation costs and certain tariff true-up adjustments.

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

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$61,714	$64,513	$126,855	$125,942
Third-party	4,995	5,143	10,097	9,673
Total revenue	66,709	69,656	136,952	135,615

Costs and expenses:
Operating and maintenance expenses	16,774	22,248	38,677	44,755
Depreciation and amortization	7,023	6,879	14,095	13,780
Total costs and expenses	23,797	29,127	52,772	58,535
Transportation and Terminaling Segment Operating Income	$42,912	$40,529	$84,180	$77,080

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd) (1)	221,396	275,076	260,894	262,772
Lease tank capacity (average lease capacity barrels per month) (2)	2,392,535	2,185,882	2,221,789	2,300,813
Pipelines
Total throughput (bpd) (1)	156,043	161,809	159,285	154,520
Lease tank capacity (average lease capacity barrels per month) (2)	1,163,287	1,500,714	1,155,555	1,338,769
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(2) Lease capacity is based on tanks in service and average lease capacity available during the period.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Our Transportation and Terminaling operating income for the three months ended June 30, 2020 increased by approximately $2.4 million to $42.9 million from $40.5 million for the three months ended June 30, 2019, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:
•a decrease in operating and maintenance expenses of approximately $5.5 million, or 24.6%, as a result of decreased discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower environmental clean-up remediation cost and utility expenses due to reduced energy usage;
offset by the following:
•an decrease in total revenue of approximately $2.9 million, or 4.2%, primarily attributable to a reduction in throughput volumes as a result of the COVID-19 pandemic, as well as lower pass-through utilities fees, offset by the Inflation Rate Increase; and
•an increase in depreciation and amortization expenses of approximately $0.1 million, or 2.1%, related to the timing of acquisitions and new assets being placed in service.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Our Transportation and Terminaling operating income for the six months ended June 30, 2020 increased by approximately $7.1 million to $84.2 million from $77.1 million for the six months ended June 30, 2019, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $1.3 million, or 1.0%, primarily attributable to the operations of recently constructed assets and the Inflation Rate Increase, offset by lower revenue attributable to certain assets not subject to MVC shortfall payments due to a reduction in throughput volumes as a result of the COVID-19 pandemic, as well as lower pass-through utilities fees; and
•a decrease in operating and maintenance expenses of approximately $6.1 million, or 13.6%, as a result of decreased discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower environmental clean-up remediation cost and utility expenses due to reduced energy usage, offset by higher insurance expenses;
offset by the following:
•an increase in depreciation and amortization expenses of approximately $0.3 million, or 2.3%, related to the timing of acquisitions and new assets being placed in service.

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in thousands, except for storage capacity reserved and total throughput)
Revenue:
Affiliate	$10,708	$10,143	$21,110	$20,046
Third-party	11,712	2,951	24,096	5,934
Total revenue	22,420	13,094	45,206	25,980

Costs and expenses:
Operating and maintenance expenses	6,380	6,305	13,978	13,714
Depreciation and amortization	4,211	1,975	8,421	3,795
Change in contingent consideration	324	—	530	—
Total costs and expenses	10,915	8,280	22,929	17,509
Storage Segment Operating Income	$11,505	$4,814	$22,277	$8,471

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month) (1)	7,607,643	8,053,983	7,607,643	7,993,338
Total throughput (bpd) (2)	27,054	—	26,154	—
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.
(2) Calculated as the sum of the average throughput per day for each asset group for the period presented.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Our Storage operating income for the three months ended June 30, 2020 increased by approximately $6.7 million to $11.5 million from $4.8 million for the three months ended June 30, 2019, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $9.3 million, or 71.2%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility and the Inflation Rate Increase;
offset by the following:
•an increase in operating and maintenance expenses of approximately $0.1 million, or 1.2%, as a result of the recommencement of operations of certain assets at our East Coast storage facility and higher insurance expenses, offset by decreased spending at our facilities due to cost cutting measures taken as a result of the COVID-19 pandemic, including lower maintenance and outside service costs;
•an increase in depreciation and amortization expenses of approximately $2.2 million, or 113.2%, related to the timing of acquisitions and new assets being placed in service; and
•an increase in change in contingent consideration of approximately $0.3 million as a result of increased estimated future payouts associated with the Contingent Consideration.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Our Storage operating income for the six months ended June 30, 2020 increased by approximately $13.8 million to $22.3 million from $8.5 million for the six months ended June 30, 2019, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $19.2 million, or 74.0%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility and the Inflation Rate Increase;
offset by the following:
•an increase in operating and maintenance expenses of approximately $0.3 million, or 1.9%, as a result of the recommencement of operations of certain assets at our East Coast storage facility and higher insurance expenses, offset by decreased spending at our facilities due to cost cutting measures taken as a result of the COVID-19 pandemic, including lower maintenance and outside service costs;
•an increase in depreciation and amortization expenses of approximately $4.6 million, or 121.9%, related to the timing of acquisitions and new assets being placed in service; and
•an increase in change in contingent consideration of approximately $0.5 million as a result of increased estimated future payouts associated with the Contingent Consideration.

Liquidity and Capital Resources

Due to the COVID-19 pandemic and the current challenging and volatile market conditions, our business and operating results have been impacted by demand destruction as a result of the worldwide economic slowdown and governmental and consumer responses, including travel restrictions and stay-at-home orders. Such conditions continue to affect our operations and financial condition due to changes in the usage and level of demand for our services, including a reduction in third-party and incremental affiliate revenue. We expect our ongoing sources of liquidity to include cash generated from operations (a significant portion of which are supported by MVCs in our commercial agreements), borrowings under our Revolving Credit Facility and issuances of additional debt and equity securities as appropriate given market conditions. Additionally, we remain focused on opportunities to support our financial position in the current environment, including limiting capital expenditures, reducing discretionary activities and third-party services and continually assessing our quarterly distribution level. While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic and volatile market conditions, we expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs, including our debt service, capital expenditures and distributions on our units. We may also pursue other strategic initiatives to strengthen our financial position, including debt and/or equity securities repurchases, to the extent such initiatives can be funded without impairing our liquidity. Refer to “Risk Factors” included in “Item 1A.” of this Form 10-Q for further information.

Our largest customer is our affiliate, PBF Holding, a subsidiary of our parent sponsor. PBF Energy has initiated several steps as part of a strategic plan to navigate current volatile markets and preserve or enhance its liquidity, including asset sales and new debt issuances, reductions in capital and operating expenditures, suspension of its dividend and exploring other potential opportunistic financing activities. We believe such actions will allow PBF Energy to continue to honor its commercial agreements with us.

In response to the impacts of the COVID-19 pandemic, we reduced our quarterly distribution to our minimum quarterly distribution of $0.30 per unit effective with the distribution for the first quarter of 2020. This reduction represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to pursue potential organic growth projects or strategic acquisition opportunities. However, we intend to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $18.8 million per quarter and approximately $75.2 million on an annualized basis based on the number of common units outstanding as of June 30, 2020.

During the six months ended June 30, 2020, we made cash distribution payments as follows (in thousands except per unit data):

Related Earnings Period:	Q4 2019	Q1 2020
Distribution date	March 17, 2020	June 17, 2020
Record date	February 25, 2020	May 27, 2020
Per unit	$0.5200	$0.3000
To public common unitholders	$16,732	$9,719
To PBF LLC	15,576	8,986
Total distribution	$32,308	$18,705

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and secured by a first priority lien on our assets and those of our restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. We are in compliance with the covenants under the Revolving Credit Facility as of June 30, 2020.

During the six months ended June 30, 2020, PBFX made net repayments of $35.0 million under the Revolving Credit Facility.

Our 6.875% Senior Notes due 2023 (the “2023 Notes”) have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15,

2023. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of June 30, 2020, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$79,688	$55,886
Net cash used in investing activities	(7,872)	(15,152)
Net cash used in financing activities	(85,214)	(40,642)
Net change in cash and cash equivalents	$(13,398)	$92

Cash Flows from Operating Activities

Net cash provided by operating activities increased by approximately $23.8 million to $79.7 million for the six months ended June 30, 2020 compared to $55.9 million for the six months ended June 30, 2019. The increase in net cash provided by operating activities was primarily the result of an increase in net income of approximately $24.9 million and a net increase in non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium, accretion on discounted liabilities, unit-based compensation and change in contingent consideration of approximately $3.1 million, offset by a decrease in the net changes in operating assets and liabilities of approximately $4.1 million primarily driven by the timing of collection of accounts receivables and liability payments.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by approximately $7.3 million to $7.9 million for the six months ended June 30, 2020 compared to $15.2 million for the six months ended June 30, 2019. The decrease in net cash used in investing activities was due to a decrease in capital expenditures of approximately $7.3 million primarily related to a reduction in capital spending in the current year in response to the COVID-19 pandemic and higher capital spend on organic growth projects in the prior year.

Cash Flows from Financing Activities

Net cash used in financing activities increased by approximately $44.6 million to $85.2 million for the six months ended June 30, 2020 compared to $40.6 million for the six months ended June 30, 2019. Net cash used in financing activities for the six months ended June 30, 2020 consisted of distributions to unitholders of $51.0 million, net repayments of $35.0 million under our Revolving Credit Facility, offset by deferred financing costs and other costs of $0.8 million. Net cash used in financing activities for the six months ended June 30, 2019 consisted of the acquisition of the Torrance Valley Pipeline Company LLC (“TVPC”) noncontrolling interest for $200.0 million, distributions to unitholders of $59.6 million and distributions to TVPC members of $8.5 million, offset by proceeds from issuance of common units of $132.5 million and net borrowings under our Revolving Credit Facility of $95.0 million.

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

Capital expenditures for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Expansion	$1,558	$12,710
Maintenance	5,955	2,124
Regulatory	359	318
Total capital expenditures	$7,872	$15,152

We currently expect to spend an additional aggregate of between approximately $10.0 million and $14.5 million for the remainder of 2020 for capital expenditures. Of the total expected capital expenditures, between approximately $5.0 million and $6.5 million relate to maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the remainder of 2020. We may rely on external sources including incremental borrowings under the Revolving Credit Facility and issuances of equity and debt securities to fund any significant future expansion.

Contractual Obligations

With the exception of activity under the Revolving Credit Facility, there have been no significant changes in our contractual obligations since those reported in our 2019 Form 10-K. Refer to Note 7 “Debt” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our debt obligations.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities, other than outstanding letters of credit in the amount of $4.9 million.

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

Environmental Liabilities

Contaminations resulting from spills of crude oil or petroleum products are not unusual within the petroleum terminaling or transportation industries and historically spills at truck and rail racks and terminals have resulted in contamination of the environment, including soils and groundwater.

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

As of June 30, 2020, we have recorded a total liability related to environmental remediation costs of $2.2 million related to existing environmental liabilities. Refer to Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to restrictions included in the indenture. Refer to PBF LLC’s condensed consolidated financial statements, which are included in its Quarterly Report on Form 10-Q for the period ended June 30, 2020.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, through the operations of our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three and six months ended June 30, 2020, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances or settle through cash payments.

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At June 30, 2020, we had $248.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $4.1 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

We continually monitor our market risk exposure, including the impact and developments related to COVID-19, which has introduced significant volatility in the financial markets subsequent to our year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation, legal or governmental proceedings and other claims arising out of or relating to our operations in the normal course of business. Except as set forth in our filings with the SEC or below, we do not believe that we are a party to any such matters that will have a material adverse impact on our financial condition, results of operations or statements of cash flows and we are not aware of any such matters contemplated to be brought against us:

On December 28, 2016, the Delaware Department of Natural Resources and Environmental Control issued a Coastal Zone Act permit for ethanol (the “Ethanol Permit”) to the Delaware City Refinery allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing, ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action filed a joint motion with the Coastal Zone Board, requesting that the Coastal Zone Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. The Coastal Zone Board notified the parties in January of 2020 that it concurred with the parties proposed course of action. The appellants and Delaware City Refining Company LLC subsequently filed a motion with the Superior Court requesting relief consistent with what was described to the Coastal Zone Board. In February of 2020, the Superior Court scheduled a conference with counsel for April 3, 2020 to discuss the issues. In addition, the Superior Court issued to the parties a letter, dated March 4, 2020, reporting that the Superior Court would not retain jurisdiction and that the case could proceed to a merits hearing before the Coastal Zone Board. The parties must, therefore, submit to the Coastal Zone Board a joint proposed schedule to govern future proceedings related to the merits hearing.

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

Due to the COVID-19 pandemic and the current extraordinary and volatile market conditions, our business and operating results have been and could continue to be negatively impacted due to demand destruction as a result of the worldwide economic slowdown and governmental responses, including travel restrictions and stay-at-home orders. These conditions could also have a negative impact on our liquidity due to changes in the demand for our services, including a reduction in third-party and incremental affiliate revenue or the inability of our customers to honor their obligations under our commercial agreements. The COVID-19 pandemic has already impacted our revenue due to reductions in throughput volumes at our facilities, however, the full impact of the COVID-19 pandemic on the economy and our business is unknown and continuously evolving. The ultimate impact on our business will depend on numerous factors, including the duration of the effects of the pandemic on the economy, governmental actions as a response to the COVID-19 pandemic, the demand for refined petroleum products, any deterioration in the creditworthiness of our customers and actions taken by national and local governments.

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

EXHIBIT INDEX

Exhibit Number	Description
22.1*	List of Guarantor Subsidiaries.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted as Inline XBRL (included in Exhibit 101).
——————
* Filed herewith.
** This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	July 31, 2020		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)