Form 10-Q
period 2020-09-30
PBF Logistics LP
filed 2020-10-29
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
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

As of October 26, 2020, there were 62,360,524 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of September 30, 2020, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 48.0% limited partner interest in PBFX, with the remaining 52.0% limited partner interest owned by public unitholders as of September 30, 2020.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling, storage and processing assets previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries. As of September 30, 2020, PBF Holding, together with its subsidiaries, owns and operates six oil refineries and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$27,851	$34,966
Accounts receivable - affiliates	55,902	48,056
Accounts receivable	9,410	7,351
Prepaids and other current assets	4,393	3,828
Total current assets	97,556	94,201
Property, plant and equipment, net	829,832	854,610
Goodwill	6,332	6,332
Other non-current assets	8,047	17,859
Total assets	$941,767	$973,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$6,569	$6,454
Accounts payable	5,013	10,224
Accrued liabilities	36,047	27,839
Deferred revenue	5,503	3,189
Total current liabilities	53,132	47,706
Long-term debt	733,414	802,104
Other long-term liabilities	1,665	18,109
Total liabilities	788,211	867,919

Commitments and contingencies (Note 10)

Equity:
Common unitholders (62,360,524 and 62,130,035 units issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively)	153,556	105,083
Total equity	153,556	105,083
Total liabilities and equity	$941,767	$973,002

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Affiliate	$70,716	$78,026	$218,681	$224,014
Third-party	18,294	8,351	52,487	23,958
Total revenue	89,010	86,377	271,168	247,972

Costs and expenses:
Operating and maintenance expenses	22,730	28,356	75,385	86,825
General and administrative expenses	4,112	4,552	12,798	18,142
Depreciation and amortization	14,305	9,079	36,821	26,654
Impairment expense	7,000	—	7,000	—
Change in contingent consideration	(14,765)	—	(14,235)	—
Total costs and expenses	33,382	41,987	117,769	131,621

Income from operations	55,628	44,390	153,399	116,351

Other expense:
Interest expense, net	(10,544)	(12,230)	(33,929)	(34,359)
Amortization of loan fees and debt premium	(328)	(444)	(1,309)	(1,339)
Accretion on discounted liabilities	(594)	(722)	(1,726)	(2,255)
Net income	44,162	30,994	116,435	78,398
Less: Net income attributable to noncontrolling interest	—	—	—	7,881
Net income attributable to PBF Logistics LP unitholders	$44,162	$30,994	$116,435	$70,517

Net income per limited partner unit:
Common units - basic	$0.71	$0.50	$1.87	$1.23
Common units - diluted	0.71	0.50	1.87	1.23

Weighted-average limited partner units outstanding:
Common units - basic	62,519,105	62,361,974	62,424,217	57,314,382
Common units - diluted	62,529,489	62,460,669	62,429,475	57,385,166

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$116,435	$78,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,821	26,654
Impairment expense	7,000	—
Amortization of loan fees and debt premium	1,309	1,339
Accretion on discounted liabilities	1,726	2,255
Unit-based compensation expense	3,242	5,622
Change in contingent consideration	(14,235)	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(7,846)	(29,351)
Accounts receivable	(2,059)	2,369
Prepaids and other current assets	(565)	(1,486)
Accounts payable - affiliates	115	137
Accounts payable	(5,674)	1,894
Accrued liabilities	7,748	9,672
Deferred revenue	2,314	81
Other assets and liabilities	(4,902)	(1,941)
Net cash provided by operating activities	141,429	95,643

Cash flows from investing activities:
Expenditures for property, plant and equipment	(9,635)	(23,180)
Net cash used in investing activities	$(9,635)	$(23,180)

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Proceeds from issuance of common units	$—	$132,483
Acquisition of TVPC noncontrolling interest	—	(200,000)
Distributions to unitholders	(69,718)	(91,611)
Distributions to TVPC members	—	(8,500)
Proceeds from revolving credit facility	100,000	228,000
Repayment of revolving credit facility	(170,000)	(101,000)
Deferred financing costs and other	809	835
Net cash used in financing activities	(138,909)	(39,793)

Net change in cash and cash equivalents	(7,115)	32,670
Cash and cash equivalents, beginning of period	34,966	19,908
Cash and cash equivalents, end of period	$27,851	$52,578

Supplemental disclosure of non-cash investing and financing activities:
Accrued and unpaid capital expenditures	$843	$338
Contribution of net assets from PBF LLC	—	242
Units issued in connection with the IDR Restructuring	—	215,300
Assets acquired under operating leases	—	482

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of September 30, 2020, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 48.0% limited partner interest in PBFX, with the remaining 52.0% limited partner interest owned by public unitholders as of September 30, 2020.

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

Business Developments

On October 1, 2018, we acquired from Crown Point International LLC (“Crown Point”), its wholly-owned subsidiary, CPI Operations LLC (“CPI”). In connection with the acquisition, the purchase and sale agreement included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain acquired idled assets, which recommenced operations in October 2019. Pursuant to the terms of the commercial agreement, in the third quarter of 2020, the counterparty exercised its right to terminate the contract at the conclusion of the current contract year, resulting in an adjustment to the Contingent Consideration (as defined in Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements). Refer to Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for further discussion. In addition, as a result of the contract termination, the Partnership recorded an impairment charge to write-down the related processing unit assets and customer contract intangible asset of $3,000 and $4,000, respectively. The impairment charge represents a write-down of the CPI assets due to the reduction of future earnings as a result of the contract termination. The fair values of the assets were determined using the income approach and was based on the expected future net cash flows over the remaining contractual period. Level 3 assumptions were used in the calculation to determine the net cash flows used in the impairment analysis. The assumptions included an estimate of future revenue based on the terms of the contract, an estimate of operating and maintenance expenses associated with the operation of the assets and an estimate of the cost to shut-down the facility at the conclusion of the contractual period. Refer to Note 5 “Property, Plant and Equipment, Net” and Note 6 “Goodwill and Intangibles” of the Notes to Condensed Consolidated Financial Statements for further discussion.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows of PBFX for the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions affected by the expected market transition from London Interbank Offering Rate, also known as LIBOR, and other interbank rates. The amendments in ASU 2020-04 are effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of ASU 2020-04. The Partnership is currently evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Transportation and Terminaling Segment
Terminaling	$35,468	$39,399	$108,196	$105,904
Pipeline	19,974	21,089	60,732	60,042
Other	11,550	12,781	35,016	42,938
Total	66,992	73,269	203,944	208,884
Storage Segment
Storage	13,815	13,108	41,366	39,088
Other	8,203	—	25,858	—
Total	22,018	13,108	67,224	39,088
Total Revenue	$89,010	$86,377	$271,168	$247,972

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

MVC Payments to be Received

As of September 30, 2020, MVC payments to be received, based on future performance obligations of the Partnership, related to noncancelable commercial terminaling, pipeline and storage agreements were as follows:

Remainder of 2020	$30,044
2021	113,204
2022	90,321
2023	87,798
2024	87,011
Thereafter	86,773
Total MVC payments to be received (1)(2)	$495,151
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

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of September 30, 2020, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component for every asset class.

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

In the normal course of business, the Partnership enters into contracts with PBF Holding and its refineries whereby PBF Holding and its refineries lease certain of the Partnership’s storage, terminaling and pipeline assets. The Partnership believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases range from one to fifteen years. Leases with affiliates represent approximately 95% of the undiscounted contractual future rental income from the Partnership’s leased assets.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The table below quantifies lease revenue for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Affiliate	$36,212	$39,615	$112,600	$114,395
Third-party	13,449	4,764	40,173	13,466
Total lease revenue	$49,661	$44,379	$152,773	$127,861

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the periods presented for the Partnership’s operating leases with customers as of September 30, 2020:

Remainder of 2020	$42,202
2021	150,038
2022	139,835
2023	138,474
2024	137,252
Thereafter	240,209
Total undiscounted cash flows to be received	$848,010

Assets Under Lease

The Partnership’s assets that are subject to lease are included in “Property, plant and equipment, net” within the Partnership’s condensed consolidated balance sheets. The table below quantifies, by category within property, plant and equipment, the assets that are subject to lease as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Land	$98,337	$98,337
Pipelines	319,873	318,459
Terminals and equipment	83,387	83,149
Storage facilities and processing units	174,982	177,084
	676,579	677,029
Accumulated depreciation	(99,751)	(77,243)
Net assets subject to lease	$576,828	$599,786

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $5,503 and $3,189 as of September 30, 2020 and December 31, 2019, respectively. The increase in the deferred revenue balance as of September 30, 2020 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

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

Acquisition Expenses

PBFX incurred acquisition-related costs of $6 and $116 for the three and nine months ended September 30, 2020, respectively, primarily consisting of consulting and legal expenses related to pending and non-consummated acquisitions. Acquisition-related costs were $234 and $1,285 for the three and nine months ended September 30, 2019, respectively, primarily consisting of consulting and legal expenses related to the TVPC Acquisition and other pending and non-consummated acquisitions. These costs are included in “General and administrative expenses” within the Partnership’s condensed consolidated statements of operations.

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

The Partnership reviews each customer’s credit risk profile at least annually, or more frequently if warranted. Following the widespread market disruption that has resulted from the coronavirus disease 2019 (“COVID-19”) pandemic and related governmental and consumer responses, the Partnership has been

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

performing ongoing credit reviews of its customers including monitoring for any negative credit events such as customer bankruptcy or insolvency events. Based on its credit assessments, the Partnership may adjust payment terms or limit available trade credit for customers, and customers within certain industries, which are deemed to be at a higher risk.

The Partnership performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of September 30, 2020 and December 31, 2019.

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2020	December 31, 2019
Land	$115,957	$115,957
Pipelines	343,948	342,533
Terminals and equipment	315,720	315,322
Storage facilities and processing units	193,044	194,843
Construction in progress	14,306	8,093
	982,975	976,748
Accumulated depreciation	(153,143)	(122,138)
Property, plant and equipment, net	$829,832	$854,610

Depreciation expense was $31,065 and $26,278 for the nine months ended September 30, 2020 and 2019, respectively.

During the third quarter of 2020, the Partnership recorded a $3,000 impairment write-down of the processing unit assets in connection with a termination of a commercial agreement within the Storage Segment. The remaining carrying value of the processing unit assets will be depreciated over the remaining life of the contract which ceases in the fourth quarter of 2020.

6. GOODWILL AND INTANGIBLES

The global crisis resulting from the spread of COVID-19 has had a substantial impact on the economy and overall consumer demand. As a result of the significant decrease in the Partnership’s unit price and market capitalization during the quarters ended March 31, 2020 and June 30, 2020, the Partnership deemed impairment triggering events had occurred. As such, the Partnership performed interim impairment assessments and concluded that the carrying value of its goodwill was not impaired at the end of either reporting period.

The Partnership performed its annual goodwill impairment assessment as of July 1, 2020 and determined that the carrying value of goodwill was not impaired. As of September 30, 2020, the carrying amount of goodwill was $6,332, all of which was recorded within the Transportation and Terminaling segment.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The Partnership’s net intangibles consisted of the following:

	September 30, 2020	December 31, 2019
Customer contracts	$9,300	$13,300
Customer relationships	5,900	5,900
	15,200	19,200
Accumulated amortization	(7,457)	(1,701)
Total intangibles, net (1)	$7,743	$17,499
(1) Intangibles, net are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

Amortization expense was $5,756 and $376 for the nine months ended September 30, 2020 and 2019, respectively.

During the third quarter of 2020, the Partnership recorded a $4,000 impairment write-down of a customer contract intangible asset in connection with a termination of a commercial agreement within the Storage Segment. The remaining carrying value of the customer contract intangible asset will be amortized over the remaining life of the contract which ceases in the fourth quarter of 2020.

7. DEBT

Total debt was comprised of the following:

	September 30, 2020	December 31, 2019
2023 Notes	$525,000	$525,000
Revolving credit facility (1)(2)	213,000	283,000
Total debt outstanding	738,000	808,000
Unamortized debt issuance costs	(6,346)	(8,125)
Unamortized 2023 Notes premium	1,760	2,229
Net carrying value of debt	$733,414	$802,104
___________________
(1)PBFX had $4,868 of outstanding letters of credit and $282,132 available under its $500,000 amended and restated revolving credit facility with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders (as amended, the “Revolving Credit Facility”) as of September 30, 2020.
(2)During the nine months ended September 30, 2020, PBFX made net repayments of $70,000 under the Revolving Credit Facility.

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

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based on short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

current market interest rates based on quoted prices of the 2023 Notes and was approximately $496,124 and $542,966 at September 30, 2020 and December 31, 2019, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was $738,000 and $709,124 as of September 30, 2020, respectively, and $808,000 and $825,966 as of December 31, 2019, respectively.

8. EQUITY

PBFX had 32,406,893 outstanding common units held by the public as of September 30, 2020. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 48.0% of PBFX’s limited partner interest as of September 30, 2020.

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

The following table presents changes in PBFX common units outstanding:

	Three Months Ended September 30,
	2020	2019
Balance at beginning of period	62,349,592	62,107,210
Vesting of phantom units, net of forfeitures	10,932	3,622
Balance at end of period	62,360,524	62,110,832

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	62,130,035	45,348,663
Vesting of phantom units, net of forfeitures	230,489	176,669
New units issued	—	16,585,500
Balance at end of period	62,360,524	62,110,832

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

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the nine months ended September 30, 2020 and 2019:

Common Units
Balance at December 31, 2019	$105,083
Quarterly distributions to unitholders ($0.5200 per unit)	(32,703)
Net income attributable to the partners	34,813
Unit-based compensation expense (1)	1,302
Other	(6)
Balance at March 31, 2020	$108,489
Quarterly distributions to unitholders ($0.3000 per unit)	(18,843)
Net income attributable to the partners	37,460
Unit-based compensation expense	945
Other	(805)
Balance at June 30, 2020	$127,246
Quarterly distributions to unitholders ($0.3000 per unit)	(18,847)
Net income attributable to the partners	44,162
Unit-based compensation expense	995
Balance at September 30, 2020	$153,556
(1) Inclusive of $201 of expense associated with the accelerated vesting of phantom units in March 2020 for nonretirement eligible employees in accordance with their grant agreements.

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

During the nine months ended September 30, 2020, PBFX made distribution payments as follows:

Related Earnings Period:	Q4 2019	Q1 2020	Q2 2020
Distribution date	March 17, 2020	June 17, 2020	August 26, 2020
Record date	February 25, 2020	May 27, 2020	August 13, 2020
Per unit	$0.5200	$0.3000	$0.3000
To public common unitholders	$16,732	$9,719	$9,720
To PBF LLC	15,576	8,986	8,986
Total distribution	$32,308	$18,705	$18,706

The quarterly distributions to limited partners for the three and nine months ended September 30, 2020 and 2019 are shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.3000 and $0.5200 per unit declared for the three months ended September 30, 2020 and 2019, respectively, $0.3000 and $0.5150 per unit declared for the three months ended June 30, 2020 and 2019, respectively, and $0.3000 and $0.5100 per unit declared for the three months ended March 31, 2020 and 2019,

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

respectively); therefore, the table represents total estimated distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Limited partners’ distributions:
Common	$18,848	$32,709	$56,541	$97,188
Total distributions	$18,848	$32,709	$56,541	$97,188
Total cash distributions (1)	$18,708	$32,298	$56,119	$95,958
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

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 273,232 and 285,515 anti-dilutive phantom units for the three and nine months ended September 30, 2020, respectively, compared to 625 and 13,063 anti-dilutive phantom units for the three and nine months ended September 30, 2019, respectively.

The following table shows the calculation of net income per limited partner unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to the partners:
Distributions declared	$18,848	$32,709	$56,541	$97,188
Earnings less distributions	25,314	(1,715)	59,894	(26,671)
Net income attributable to the partners	$44,162	$30,994	$116,435	$70,517

Weighted-average units outstanding - basic	62,519,105	62,361,974	62,424,217	57,314,382
Weighted-average units outstanding - diluted	62,529,489	62,460,669	62,429,475	57,385,166

Net income per limited partner unit - basic	$0.71	$0.50	$1.87	$1.23
Net income per limited partner unit - diluted	0.71	0.50	1.87	1.23

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

PBFX recorded a total liability related to environmental remediation obligations at certain of its assets of $1,857 and $2,347 as of September 30, 2020 and December 31, 2019, respectively, related to existing environmental liabilities.

During the first quarter of 2019, the Partnership notified certain agencies of an oil sheen present in the Schuylkill River near one of its facilities. Clean-up, identification and mitigation of the source were immediately initiated. The Pennsylvania Department of Environmental Protection (“PADEP”) approved the Site Characterization Report submitted by the Partnership, and the Remedial Action Plan was submitted to the PADEP on October 14, 2020. Although the response activities are substantially complete, the remediation costs will not be finalized until the Remedial Action Plan is approved by the PADEP. The remediation costs are currently not expected to be material to the Partnership.

Contingent Consideration

In connection with the Partnership’s acquisition of CPI from Crown Point in October 2018, the purchase and sale agreement between the Partnership and Crown Point included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain acquired idled assets (the “Contingent Consideration”). The Partnership and Crown Point will share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration recorded was $13,720 and $26,086 as of September 30, 2020 and December 31, 2019, respectively, representing the present value of expected future payments discounted at a blended rate of 8.79%. The short-term Contingent Consideration is included in “Accrued liabilities” within the Partnership’s condensed consolidated balance sheets. At September 30, 2020, the estimated undiscounted liability totaled $13,775 based on the Partnership’s anticipated total annual earn-out payments. The acquired idled assets that are subject to the Contingent Consideration recommenced operations in October 2019.

The Contingent Consideration at September 30, 2020 is categorized in Level 3 of the fair value hierarchy and is estimated using a discounted cash flow model based on management’s estimate of the future cash flows associated with the recommenced idled assets, a risk free rate of return of 2.9% and a discount rate of 6.0%. The change in fair value of the obligation during the three and nine months ended September 30, 2020 was impacted primarily due to the change in estimated future cash flows of the assets and accretion on the discounted liability.

Pursuant to the terms of the commercial agreement, the counterparty exercised its right to terminate the contract at the conclusion of the current contract year, resulting in an adjustment in the fair value of the Contingent Consideration for the nine months ended September 30, 2020 of $16,429, reflecting the elimination of the estimated earn-out for years two and three of the performance period. There were no material changes in the fair value of the Contingent Consideration for the nine months ended September 30, 2019.

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

Refer to the 2019 Form 10-K for a more complete description of PBFX’s commercial agreements with PBF Holding, including those identified as leases, which were entered into prior to 2020. No new agreements or amendments were entered into during the nine months ended September 30, 2020.

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

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$70,716	$78,026	$218,681	$224,014
Operating and maintenance expenses	2,171	2,171	6,512	6,447
General and administrative expenses	1,895	1,863	5,843	5,377

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

	Three Months Ended September 30, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$66,992	$22,018	$—	$89,010
Depreciation and amortization	7,010	7,295	—	14,305
Income (loss) from operations	43,377	16,363	(4,112)	55,628
Other expense	—	—	11,466	11,466
Capital expenditures	1,438	325	—	1,763

	Three Months Ended September 30, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$73,269	$13,108	$—	$86,377
Depreciation and amortization	7,051	2,028	—	9,079
Income (loss) from operations	43,596	5,346	(4,552)	44,390
Other expense	—	—	13,396	13,396
Capital expenditures	2,781	5,247	—	8,028

	Nine Months Ended September 30, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$203,944	$67,224	$—	$271,168
Depreciation and amortization	21,105	15,716	—	36,821
Income (loss) from operations	127,557	38,640	(12,798)	153,399
Other expense	—	—	36,964	36,964
Capital expenditures	6,469	3,166	—	9,635

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

	Nine Months Ended September 30, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$208,884	$39,088	$—	$247,972
Depreciation and amortization	20,831	5,823	—	26,654
Income (loss) from operations	120,676	13,817	(18,142)	116,351
Other expense	—	—	37,953	37,953
Capital expenditures	15,014	8,166	—	23,180

	Balance at September 30, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$705,416	$213,118	$23,233	$941,767

	Balance at December 31, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$726,374	$228,495	$18,133	$973,002

13. SUBSEQUENT EVENTS

Cash Distribution

On October 29, 2020, PBF GP’s board of directors announced a cash distribution, based on the results of the third quarter of 2020, of $0.30 per unit. The distribution is payable on November 30, 2020 to PBFX unitholders of record at the close of business on November 16, 2020.

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

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of September 30, 2020, owned 99.2% of the total economic interest in PBF LLC. As of September 30, 2020, PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 48.0% limited partner interest in PBFX, with the remaining 52.0% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, storage and processing assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries.

Business Developments

COVID-19

The outbreak of the COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and resulting governmental and consumer responses have also resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Such impacts have resulted in revenue declines due to lower demand and throughput volumes across certain of our facilities, which may continue to affect our business for the foreseeable future. In response to the COVID-19 pandemic, we are taking steps to mitigate potential adverse impacts on our business and operations by limiting capital expenditures, reducing discretionary activities and third-party services and lowering our quarterly distribution to our minimum quarterly distribution of $0.30 per unit. This distribution reduction, effective with the distribution for the first quarter of 2020 that was paid on June 17, 2020, represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to identify potential organic growth projects or strategic acquisitions. In addition, our parent sponsor and largest customer, PBF Energy, has endeavored to take the necessary steps to preserve liquidity and solidify its operations under the adverse market conditions caused by the COVID-19 pandemic.

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

CPI Contingent Consideration

On October 1, 2018, we acquired from Crown Point International LLC, its wholly-owned subsidiary, CPI Operations LLC (“CPI”). In connection with the acquisition, the purchase and sale agreement included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain acquired idled assets, which recommenced operations in October 2019. Pursuant to the terms of the commercial agreement (the “CPI Processing Agreement”), in the third quarter of 2020, the counterparty exercised its right to terminate the contract at the conclusion of the current contract year, resulting in an adjustment to the Contingent Consideration (as defined below). Refer to Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for further discussion. In addition, as a result of the contract termination, we recorded an impairment charge to write-down the related processing unit assets and customer contract intangible asset of $3.0 million and $4.0 million, respectively. The impairment charge represents a write-down of the CPI assets due to the reduction of future earnings as a result of the contract termination. The fair values of the assets were determined using the income approach and was based on the expected undiscounted future net cash flows over the remaining contractual period. Refer to Note 5 “Property, Plant and Equipment, Net” and Note 6 “Goodwill and Intangibles” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for further discussion.

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations due to our recent acquisition activity, which is discussed in Note 3 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements,” the cancellation and conversion of our incentive distribution rights held by PBF LLC, which is discussed in Note 8 “Equity” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements,” certain debt and equity transactions and our annual inflation adjustment to our commercial agreements. Additionally, our results may not be comparative to prior periods due to the impact of the COVID-19 pandemic on our business in 2020, including lower throughput volumes at our terminals, as the industry reacts to the related economic downturn and volatile commodity market.

Furthermore, our results of operations may not be comparable to our historical results of operations due to the termination of a processing agreement at our CPI facility, which resulted in an impairment charge to write-down the related processing unit assets and customer contract intangible asset of $3.0 million and $4.0 million, respectively. Refer to Note 5 “Property, Plant and Equipment, Net” and Note 6 “Goodwill and Intangibles” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for further discussion.

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

Third-Party Business. As of September 30, 2020, PBF Holding accounts for a substantial majority of our revenue and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Holding’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to explore expanding our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

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

EBITDA, EBITDA Attributable to PBFX, Adjusted EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation, amortization, impairment expense and change in contingent consideration. We define EBITDA attributable to PBFX as net income (loss) attributable to PBFX before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation, amortization, impairment expense and change in contingent consideration attributable to PBFX, which excludes the results of Acquisitions from PBF prior to the effective dates of such transactions and earnings attributable to the CPI earn-out (the portion of earnings associated with an earn-out provision related to the purchase of CPI (the “Contingent Consideration”)). We define Adjusted EBITDA as EBITDA attributable to PBFX excluding acquisition and transaction costs, non-cash unit-based compensation expense and items that meet the conditions of unusual, infrequent and/or non-recurring charges. We define distributable cash flow as EBITDA attributable to PBFX plus non-cash unit-based compensation expense, less cash interest, maintenance capital expenditures attributable to PBFX and income taxes. Distributable cash flow will not reflect changes in working capital balances. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are not presentations made in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

We believe that the presentation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations and assists in evaluating our ongoing operating performance for current and comparative periods. We believe that the presentation of distributable cash flow provides useful information to investors as it is a widely accepted financial indicator used by investors to compare partnership performance and provides investors with another perspective of the operating performance of our assets and the cash our business is generating. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow should not be considered alternatives to net income, income from operations, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of such measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are reconciled to net income and net cash provided by operating activities in “Results of Operations” below.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations are presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance.

Combined Overview. The following tables summarize our results of operations and financial data for the three and nine months ended September 30, 2020 and 2019. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
Affiliate	$70,716	$78,026	$218,681	$224,014
Third-party	18,294	8,351	52,487	23,958
Total revenue	89,010	86,377	271,168	247,972

Costs and expenses:
Operating and maintenance expenses	22,730	28,356	75,385	86,825
General and administrative expenses	4,112	4,552	12,798	18,142
Depreciation and amortization	14,305	9,079	36,821	26,654
Impairment expense	7,000	—	7,000	—
Change in contingent consideration	(14,765)	—	(14,235)	—
Total costs and expenses	33,382	41,987	117,769	131,621

Income from operations	55,628	44,390	153,399	116,351

Other expense:
Interest expense, net	(10,544)	(12,230)	(33,929)	(34,359)
Amortization of loan fees and debt premium	(328)	(444)	(1,309)	(1,339)
Accretion on discounted liabilities	(594)	(722)	(1,726)	(2,255)
Net income	44,162	30,994	116,435	78,398
Less: Net income attributable to noncontrolling interest	—	—	—	7,881
Net income attributable to PBF Logistics LP unitholders	$44,162	$30,994	$116,435	$70,517

Other data:
EBITDA attributable to PBFX	$59,281	$53,469	$174,457	$132,825
Adjusted EBITDA	60,519	55,451	178,459	146,744
Distributable cash flow	48,486	39,538	136,233	99,074
Capital expenditures	1,763	8,028	9,635	23,180

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$44,162	$30,994	$116,435	$78,398
Interest expense, net	10,544	12,230	33,929	34,359
Amortization of loan fees and debt premium	328	444	1,309	1,339
Accretion on discounted liabilities	594	722	1,726	2,255
Change in contingent consideration	(14,765)	—	(14,235)	—
Impairment expense	7,000	—	7,000	—
Depreciation and amortization	14,305	9,079	36,821	26,654
EBITDA	62,168	53,469	182,985	143,005
Less: Noncontrolling interest EBITDA	—	—	—	10,180
Less: Earnings attributable to the CPI earn-out	2,887	—	8,528	—
EBITDA attributable to PBFX	59,281	53,469	174,457	132,825
Non-cash unit-based compensation expense	995	1,271	3,242	5,622
Cash interest	(10,760)	(12,334)	(34,481)	(34,760)
Maintenance capital expenditures attributable to PBFX	(1,030)	(2,868)	(6,985)	(4,613)
Distributable cash flow	$48,486	$39,538	$136,233	$99,074

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, which is the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net cash provided by operating activities	$61,741	$39,757	$141,429	$95,643
Change in operating assets and liabilities	(9,122)	2,753	10,869	18,625
Interest expense, net	10,544	12,230	33,929	34,359
Non-cash unit-based compensation expense	(995)	(1,271)	(3,242)	(5,622)
EBITDA	62,168	53,469	182,985	143,005
Less: Noncontrolling interest EBITDA	—	—	—	10,180
Less: Earnings attributable to the CPI earn-out	2,887	—	8,528	—
EBITDA attributable to PBFX	59,281	53,469	174,457	132,825
Non-cash unit-based compensation expense	995	1,271	3,242	5,622
Cash interest	(10,760)	(12,334)	(34,481)	(34,760)
Maintenance capital expenditures attributable to PBFX	(1,030)	(2,868)	(6,985)	(4,613)
Distributable cash flow	$48,486	$39,538	$136,233	$99,074

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$44,162	$30,994	$116,435	$78,398
Interest expense, net	10,544	12,230	33,929	34,359
Amortization of loan fees and debt premium	328	444	1,309	1,339
Accretion on discounted liabilities	594	722	1,726	2,255
Change in contingent consideration	(14,765)	—	(14,235)	—
Impairment expense	7,000	—	7,000	—
Depreciation and amortization	14,305	9,079	36,821	26,654
EBITDA	62,168	53,469	182,985	143,005
Less: Noncontrolling interest EBITDA	—	—	—	10,180
Less: Earnings attributable to the CPI earn-out	2,887	—	8,528	—
EBITDA attributable to PBFX	59,281	53,469	174,457	132,825
Acquisition and transaction costs	6	281	116	3,389
Non-cash unit-based compensation expense	995	1,271	3,242	5,622
East Coast Terminals environmental remediation costs	237	430	644	4,026
PNGPC tariff true-up adjustment	—	—	—	882
Adjusted EBITDA	$60,519	$55,451	$178,459	$146,744

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Summary

Our net income for the three months ended September 30, 2020 increased by approximately $13.2 million to $44.2 million from $31.0 million for the three months ended September 30, 2019, details of which are shown in the following graph and further described below.

The increase in net income was primarily due to the following:
•an increase in total revenue of approximately $2.6 million, or 3.0%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility, operations of recently constructed assets and inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”), offset by lower revenue attributable to certain assets not subject to MVC shortfall payments due to a reduction in throughput volumes as a result of the COVID-19 pandemic, as well as lower pass-through utilities fees;
•a decrease in operating and maintenance expenses of approximately $5.6 million, or 19.8%, as a result of decreased discretionary spending, including outside service costs, in response to the COVID-19 pandemic, as well as lower utility expenses due to reduced energy usage and no remediation of product contamination costs in 2020 compared to costs incurred in 2019 for product contamination remediation at one of our terminals, offset by expenses related to the recommencement of operations of certain assets at our East Coast storage facility;
•a decrease in general and administrative expenses of approximately $0.4 million, or 9.7%, as a result of decreased acquisition costs and unit-based compensation expense;
•a decrease in change in contingent consideration of approximately $14.8 million due to the impending termination of the CPI Processing Agreement in Q4 2020 and the resulting elimination of the projected earn-out liability for future periods, offset by the increase in estimated future payouts for the current annual period of the CPI Processing Agreement; and
•a decrease in other expenses of approximately $1.9 million, or 14.4%, primarily related to a decrease in interest expense as a result of lower borrowings under our Revolving Credit Facility and a decrease in accretion on discounted liabilities due to lower outstanding liability;

offset by the following:
•an increase in depreciation and amortization of approximately $5.2 million, or 57.6%, resulting from the accelerated depreciation and amortization of certain CPI tangible and intangible assets, which are subject to the impending termination of the CPI Processing Agreement in Q4 2020, as well as the timing of acquisitions and new assets being placed in service; and
•an increase in impairment expense of $7.0 million resulting from an impairment charge, as a result of a contract termination, to write-down the related processing unit assets and customer contract intangible asset.

EBITDA attributable to PBFX for the three months ended September 30, 2020 increased by approximately $5.8 million to $59.3 million from $53.5 million for the three months ended September 30, 2019 due to the factors noted above, excluding the impact of depreciation and amortization, impairment expense, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration, noncontrolling interest and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the three months ended September 30, 2020 increased by approximately $5.1 million to $60.5 million from $55.5 million for the three months ended September 30, 2019 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation and certain environmental remediation costs.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Summary

Our net income for the nine months ended September 30, 2020 increased by approximately $38.0 million to $116.4 million from $78.4 million for the nine months ended September 30, 2019, details of which are shown in the following graph and further described below.

The increase in net income was primarily due to the following:
•an increase in total revenue of approximately $23.2 million, or 9.4%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility, operations of recently constructed assets and the Inflation Rate Increase, offset by lower revenue attributable to certain assets not subject to MVC shortfall payments due to a reduction in throughput volumes as a result of the COVID-19 pandemic, as well as lower pass-through utilities fees;
•a decrease in operating and maintenance expenses of approximately $11.4 million, or 13.2%, as a result of decreased discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower environmental clean-up remediation costs, utility expenses due to reduced energy usage and no remediation of product contamination costs in 2020 compared to costs incurred in 2019 for product contamination remediation at one of our terminals, offset by expenses related to the recommencement of operations of certain assets at our East Coast storage facility;
•a decrease in general and administrative expenses of approximately $5.3 million, or 29.5%, as a result of decreased acquisition costs and unit-based compensation expense;
•a decrease in change in contingent consideration of approximately $14.2 million due to the impending termination of the CPI Processing Agreement in Q4 2020 and the resulting elimination of the projected earn-out liability for future periods, offset by the increase in estimated future payouts for the current annual period of the CPI Processing Agreement; and
•a decrease in other expenses of approximately $1.0 million, or 2.6%, primarily related to a decrease in interest expense as a result of lower borrowings under our Revolving Credit Facility and a decrease in accretion on discounted liabilities due to lower outstanding liability;
offset by the following:
•an increase in depreciation and amortization of approximately $10.2 million, or 38.1%, resulting from the accelerated depreciation and amortization of certain CPI tangible and intangible assets, which are subject to the impending termination of the CPI Processing Agreement in Q4 2020, as well as the timing of acquisitions and new assets being placed in service; and
•an increase in impairment expense of $7.0 million resulting from an impairment charge, as a result of a contract termination, to write-down the related processing unit assets and customer contract intangible asset.

EBITDA attributable to PBFX for the nine months ended September 30, 2020 increased by approximately $41.6 million to $174.5 million from $132.8 million for the nine months ended September 30, 2019 due to the factors noted above, excluding the impact of depreciation and amortization, impairment expense, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration, noncontrolling interest and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the nine months ended September 30, 2020 increased by approximately $31.7 million to $178.5 million from $146.7 million for the nine months ended September 30, 2019 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation, certain environmental remediation costs and certain tariff true-up adjustments.

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

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$60,662	$67,872	$187,517	$193,814
Third-party	6,330	5,397	16,427	15,070
Total revenue	66,992	73,269	203,944	208,884

Costs and expenses:
Operating and maintenance expenses	16,605	22,622	55,282	67,377
Depreciation and amortization	7,010	7,051	21,105	20,831
Total costs and expenses	23,615	29,673	76,387	88,208
Transportation and Terminaling Segment Operating Income	$43,377	$43,596	$127,557	$120,676

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd) (1)	199,139	334,340	240,159	287,027
Lease tank capacity (average lease capacity barrels per month) (2)	2,587,334	2,088,044	2,343,637	2,229,890
Pipelines
Total throughput (bpd) (1)	143,273	165,757	153,909	158,307
Lease tank capacity (average lease capacity barrels per month) (2)	1,123,864	1,388,849	1,144,915	1,355,645
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(2) Lease capacity is based on tanks in service and average lease capacity available during the period.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Our Transportation and Terminaling operating income for the three months ended September 30, 2020 decreased by approximately $0.2 million to $43.4 million from $43.6 million for the three months ended September 30, 2019, details of which are shown in the following graph and further described below.

The decrease in operating income was primarily due to the following:
•a decrease in total revenue of approximately $6.3 million, or 8.6%, primarily attributable to a reduction in throughput volumes as a result of the COVID-19 pandemic, as well as lower pass-through utilities fees, offset by the Inflation Rate Increase;
offset by the following:
•a decrease in operating and maintenance expenses of approximately $6.0 million, or 26.6%, as a result of decreased discretionary spending, including outside service costs, in response to the COVID-19 pandemic, as well as lower utility expenses due to reduced energy usage and no remediation of product contamination costs in 2020 compared to costs incurred in 2019 for product contamination remediation at one of our terminals.

Depreciation and amortization was consistent during the comparable periods.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Our Transportation and Terminaling operating income for the nine months ended September 30, 2020 increased by approximately $6.9 million to $127.6 million from $120.7 million for the nine months ended September 30, 2019, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:
•a decrease in operating and maintenance expenses of approximately $12.1 million, or 18.0%, as a result of decreased discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower environmental clean-up remediation cost and utility expenses due to reduced energy usage and no remediation of product contamination costs in 2020 compared to costs incurred in 2019 for product contamination remediation at one of our terminals;
offset by the following:
•a decrease in total revenue of approximately $4.9 million, or 2.4%, primarily attributable to a reduction in throughput volumes as a result of the COVID-19 pandemic, as well as lower pass-through utilities fees, offset by the Inflation Rate Increase; and
•an increase in depreciation and amortization of approximately $0.3 million, or 1.3%, related to the timing of acquisitions and new assets being placed in service.

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in thousands, except for storage capacity reserved and total throughput)
Revenue:
Affiliate	$10,054	$10,154	$31,164	$30,200
Third-party	11,964	2,954	36,060	8,888
Total revenue	22,018	13,108	67,224	39,088

Costs and expenses:
Operating and maintenance expenses	6,125	5,734	20,103	19,448
Depreciation and amortization	7,295	2,028	15,716	5,823
Impairment expense	7,000	—	7,000	—
Change in contingent consideration	(14,765)	—	(14,235)	—
Total costs and expenses	5,655	7,762	28,584	25,271
Storage Segment Operating Income	$16,363	$5,346	$38,640	$13,817

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month) (1)	7,687,505	8,033,679	7,634,264	8,006,785
Total throughput (bpd) (2)	21,835	—	24,704	—
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.
(2) Calculated as the sum of the average throughput per day for each asset group for the period presented.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Our Storage operating income for the three months ended September 30, 2020 increased by approximately $11.0 million to $16.4 million from $5.3 million for the three months ended September 30, 2019, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $8.9 million, or 68.0%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility and the Inflation Rate Increase; and
•a decrease in change in contingent consideration of approximately $14.8 million due to the impending termination of the CPI Processing Agreement in Q4 2020 and the resulting elimination of the projected earn-out liability for future periods, offset by the increase in estimated future payouts for the current annual period of the CPI Processing Agreement;
offset by the following:
•an increase in operating and maintenance expenses of approximately $0.4 million, or 6.8%, as a result of the recommencement of operations of certain assets at our East Coast storage facility, offset by decreased spending at our facilities due to cost cutting measures taken as a result of the COVID-19 pandemic, including lower maintenance activity;
•an increase in depreciation and amortization of approximately $5.3 million, or 259.7%, resulting from the accelerated depreciation and amortization of certain CPI tangible and intangible assets, which are subject to the impending termination of the CPI Processing Agreement in Q4 2020, as well as the timing of acquisitions and new assets being placed in service; and
•an increase in impairment expense of $7.0 million resulting from an impairment charge, as a result of a contract termination, to write-down the related processing unit assets and customer contract intangible asset.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Our Storage operating income for the nine months ended September 30, 2020 increased by approximately $24.8 million to $38.6 million from $13.8 million for the nine months ended September 30, 2019, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $28.1 million, or 72.0%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility and the Inflation Rate Increase; and
•a decrease in change in contingent consideration of approximately $14.2 million due to the impending termination of the CPI Processing Agreement in Q4 2020 and the resulting elimination of the projected earn-out liability for future periods, offset by the increase in estimated future payouts for the current annual period of the CPI Processing Agreement;
offset by the following:
•an increase in operating and maintenance expenses of approximately $0.7 million, or 3.4%, as a result of the recommencement of operations of certain assets at our East Coast storage facility, offset by decreased spending at our facilities due to cost cutting measures taken as a result of the COVID-19 pandemic, including lower maintenance activity;
•an increase in depreciation and amortization of approximately $9.9 million, or 169.9%, resulting from the accelerated depreciation and amortization of certain CPI tangible and intangible assets, which are subject to the impending termination of the CPI Processing Agreement in Q4 2020, as well as the timing of acquisitions and new assets being placed in service; and
•an increase in impairment expense of $7.0 million resulting from an impairment charge, as a result of a contract termination, to write-down the related processing unit assets and customer contract intangible asset.

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

Our largest customer is our affiliate, PBF Holding, a subsidiary of our parent sponsor. PBF Energy has initiated several steps as part of a strategic plan to navigate current volatile markets and preserve or enhance its liquidity, including asset sales, new debt issuances, temporarily idling various units at certain refineries to optimize production, reductions in capital and operating expenditures, suspension of its dividend and exploring other potential opportunistic financing activities. We believe such actions will allow PBF Energy to continue to honor its commercial agreements with us.

In response to the impacts of the COVID-19 pandemic, we reduced our quarterly distribution to our minimum quarterly distribution of $0.30 per unit effective with the distribution for the first quarter of 2020. This reduction represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to pursue potential organic growth projects or strategic acquisition opportunities. However, we intend to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $18.8 million per quarter and approximately $75.2 million on an annualized basis based on the number of common units outstanding as of September 30, 2020.

As of September 30, 2020, we had approximately $310.0 million of liquidity, including approximately $27.9 million in cash and cash equivalents, and access to approximately $282.1 million under our Revolving Credit Facility.

During the nine months ended September 30, 2020, we made cash distribution payments as follows (in thousands, except per unit data):

Related Earnings Period:	Q4 2019	Q1 2020	Q2 2020
Distribution date	March 17, 2020	June 17, 2020	August 26, 2020
Record date	February 25, 2020	May 27, 2020	August 13, 2020
Per unit	$0.5200	$0.3000	$0.3000
To public common unitholders	$16,732	$9,719	$9,720
To PBF LLC	15,576	8,986	8,986
Total distribution	$32,308	$18,705	$18,706

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and secured by a first priority lien on our assets and those of our restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. We are in compliance with the covenants under the Revolving Credit Facility as of September 30, 2020.

During the nine months ended September 30, 2020, PBFX made net repayments of $70.0 million under the Revolving Credit Facility.

Our 6.875% Senior Notes due 2023 (the “2023 Notes”) have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15, 2023. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of September 30, 2020, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$141,429	$95,643
Net cash used in investing activities	(9,635)	(23,180)
Net cash used in financing activities	(138,909)	(39,793)
Net change in cash and cash equivalents	$(7,115)	$32,670

Cash Flows from Operating Activities

Net cash provided by operating activities increased by approximately $45.8 million to $141.4 million for the nine months ended September 30, 2020 compared to $95.6 million for the nine months ended September 30, 2019. The increase in net cash provided by operating activities was primarily the result of an increase in net income of approximately $38.0 million and an increase in the net changes in operating assets and liabilities of approximately $7.8 million primarily driven by the timing of collection of accounts receivables and liability payments. Non-cash charges relating to depreciation and amortization, impairment expense, amortization of loan fees and debt premium, accretion on discounted liabilities, unit-based compensation and change in contingent consideration were consistent during the comparable periods.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by approximately $13.5 million to $9.6 million for the nine months ended September 30, 2020 compared to $23.2 million for the nine months ended September 30, 2019. The decrease in net cash used in investing activities was due to a decrease in capital expenditures of approximately $13.5 million primarily related to a reduction in capital spending in the current year in response to the COVID-19 pandemic and higher capital spend on organic growth projects in the prior year.

Cash Flows from Financing Activities

Net cash used in financing activities increased by approximately $99.1 million to $138.9 million for the nine months ended September 30, 2020 compared to $39.8 million for the nine months ended September 30, 2019. Net cash used in financing activities for the nine months ended September 30, 2020 consisted of net repayments of $70.0 million under our Revolving Credit Facility and distributions to unitholders of $69.7 million, offset by deferred financing costs and other costs of $0.8 million. Net cash used in financing activities for the nine months ended September 30, 2019 consisted of the acquisition of the Torrance Valley Pipeline Company LLC (“TVPC”) noncontrolling interest for $200.0 million, distributions to unitholders of $91.6 million and distributions to TVPC members of $8.5 million, offset by proceeds from issuance of common units of $132.5 million, net borrowings under our Revolving Credit Facility of $127.0 million and deferred financing costs and other costs of $0.8 million.

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

Capital expenditures for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Expansion	$1,789	$17,730
Maintenance	6,985	4,992
Regulatory	861	458
Total capital expenditures	$9,635	$23,180

We currently expect to spend an additional aggregate of between approximately $6.5 million and $11.0 million for the remainder of 2020 for capital expenditures. Of the total expected capital expenditures, between approximately $2.5 million and $4.0 million relate to maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the remainder of 2020. We may rely on external sources including incremental borrowings under the Revolving Credit Facility and issuances of equity and debt securities to fund any significant future expansion.

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

As of September 30, 2020, we have recorded a total liability related to environmental remediation costs of $1.9 million related to existing environmental liabilities. Refer to Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to restrictions included in the indenture. Refer to PBF LLC’s condensed consolidated financial statements, which are included in its Quarterly Report on Form 10-Q for the period ended September 30, 2020.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, through the operations of our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three and nine months ended September 30, 2020, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances or settle through cash payments.

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At September 30, 2020, we had $213.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $4.0 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

We continually monitor our market risk exposure, including the impact and developments related to COVID-19, which has introduced significant volatility in the financial markets subsequent to our year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On December 28, 2016, the Delaware Department of Natural Resources and Environmental Control issued a Coastal Zone Act permit for ethanol (the “Ethanol Permit”) to Delaware City Refining Company LLC (“DCR”) allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing, ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action filed a joint motion with the Coastal Zone Board, requesting that the Coastal Zone Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. The Coastal Zone Board notified the parties in January of 2020 that it concurred with the parties’ proposed course of action. The appellants and DCR subsequently filed a motion with the Superior Court requesting relief consistent with what was described to the Coastal Zone Board. In March of 2020, the Superior Court issued a letter relinquishing jurisdiction over the matter and concurring with the parties’ proposal to allow the case to proceed to a hearing on the merits before the Coastal Zone Board. The parties must now jointly propose to the Coastal Zone Board a schedule for pre-hearing activity and a merits hearing to resolve the matter. The parties must, therefore, submit to the Coastal Zone Board a joint proposed schedule to govern future proceedings related to the merits hearing to resolve the matter.

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

Item 5. Other Information

(a) On October 26, 2020, PBF GP’s board of directors approved grants to certain officers, including each of our named executive officers, and key employees to us, of 324,000 phantom units pursuant to the terms and conditions of the PBF Logistics LP 2014 Long-Term Incentive Plan, as amended.

We awarded the following phantom units to our named executive officers:
•20,000 units to Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors;
•12,500 units to C. Erik Young, Senior Vice President, Chief Financial Officer and Director;
•15,000 units to Matthew C. Lucey, Executive Vice President and Director;
•12,500 units to Trecia Canty, Senior Vice President, General Counsel and Secretary; and
•12,500 units to Timothy Paul Davis, Assistant Secretary.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-Q, and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
22.1*	List of Guarantor Subsidiaries.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted as Inline XBRL (included in Exhibit 101).
——————
* Filed herewith.
** This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	October 29, 2020		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)