Form 10-K
period 2020-12-31
PBF Logistics LP
filed 2021-02-18
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number: 001-36446

PBF LOGISTICS LP
(Exact name of registrant as specified in its charter)

Delaware		35-2470286
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor
Parsippany	New Jersey	07054
(Address of principal executive offices)		(Zip Code)

(973) 455-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	PBFX	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

As of June 30, 2020, the aggregate market value of common units held by non-affiliates of the registrant was approximately $310.6 million based on the closing price of such units on the New York Stock Exchange on such date. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant had 62,365,612 common units outstanding at February 12, 2021.

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
“bpd” refers to barrels per day.
“CAA” refers to the Clean Air Act.
“COVID-19” refers to the coronavirus disease 2019.
“distillates” refers primarily to diesel, heating oil, kerosene and jet fuel.
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
“Renewable Fuel Standard” refers to the Renewable Fuel Standard issued pursuant to the Energy Independence and Security Act of 2007 implementing mandates to blend renewable fuels into petroleum fuels produced and sold in the U.S.

“SEC” refers to the U.S. Securities and Exchange Commission.
“throughput” refers to the volume processed through a unit or refinery.
“U.S.” refers to the United States of America.
“USW” refers to the United Steel Workers union.

PART I

ITEM 1. BUSINESS

In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. You should read our forward-looking statements together with our disclosures under the heading: “Important Information Regarding Forward-Looking Statements.” When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-K under “Risk Factors” in Item 1A.

Available Information

Our website address is www.pbflogistics.com. Information contained on our website is not part of this Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other materials filed with (or furnished to) the SEC by us are available on our website (under “SEC Filings” in the “Financial Information” section) free of charge, soon after we file or furnish such material. Also available on our website (in the “Governance” section), we post our corporate governance guidelines, code of business conduct and ethics and the charters of the committees of the board of directors of our general partner. These documents are available free of charge in print to any unitholder that makes a written request to the Secretary, PBF Logistics LP, One Sylvan Way, Second Floor, Parsippany, New Jersey 07054. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy Inc. and its indirect subsidiary, PBF Logistics GP LLC (“PBF GP”), our general partner, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. is the sole managing member of PBF LLC and, as of December 31, 2020, owned 99.2% of the total economic interest in PBF LLC. We refer you to “Organizational Structure” below for an illustration of our relationship with PBF Energy Inc. Unless the context otherwise requires, references in this report to “PBF Energy” refer collectively to PBF Energy Inc. and its subsidiaries, other than PBFX and its subsidiaries, and our general partner. PBFX’s common units trade on the NYSE under the symbol “PBFX,” and, as of December 31, 2020, PBF LLC held a 48.0% limited partner interest in us, and a non-economic general partner interest, with the remaining 52.0% limited partner interest held by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, storage and processing assets, including those previously operated and owned by subsidiaries of PBF Holding Company LLC (“PBF Holding”) and PBF Holding’s previously held subsidiaries.

Business Developments

COVID-19

The outbreak of the COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and resulting governmental and consumer responses have also resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Such impacts have resulted in revenue declines due to lower demand and throughput volumes across certain of our facilities, which may continue to affect our business for the foreseeable future. In response to the COVID-19 pandemic, we are taking steps to mitigate potential adverse impacts on our business and operations by limiting capital expenditures, reducing discretionary activities and third-party services and lowering our quarterly distribution to our minimum quarterly distribution of $0.30 per unit. This distribution reduction, effective with the distribution for the first quarter of 2020 that was paid on June 17, 2020, represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to identify potential organic growth projects or strategic acquisitions. In addition, our parent sponsor and largest customer, PBF Energy, has endeavored to take the necessary steps to preserve liquidity and solidify its operations under the adverse market conditions caused by the COVID-19 pandemic. Despite the measures we and PBF Energy have taken, we and PBF Energy have been, and likely will continue to be, adversely impacted by the COVID-19 pandemic. We are unable to predict the ultimate outcome of the economic impact and can provide no assurance that measures taken to mitigate the impact of the COVID-19 pandemic will be effective.

The full extent to which the COVID-19 pandemic impacts our business and operations, or that of our parent sponsor, is unknown and will depend on the severity, location and duration of the effects and spread of COVID-19, the effectiveness of the vaccine programs and the other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, related consumer responses and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. Refer to “Item 1A. Risk Factors” of this Form 10-K for further information.

CPI Contingent Consideration

On October 1, 2018, we acquired from Crown Point International LLC, its wholly-owned subsidiary, CPI Operations LLC (“CPI”). In connection with the acquisition, the purchase and sale agreement included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain acquired idled assets (the “Contingent Consideration”), which recommenced operations in October 2019. Pursuant to the terms of the commercial agreement (the “CPI Processing Agreement”), in the third quarter of 2020, the counterparty exercised its right to terminate the contract at the conclusion of the current contract year, resulting in an adjustment to the Contingent Consideration. Refer to Note 12 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion. In addition, as a result of the contract termination, we recorded an impairment charge of $7.0 million to write-down the related processing unit assets and customer contract intangible asset of $3.0 million and $4.0 million, respectively. The impairment charge represents a write-down of the CPI assets due to the reduction of future earnings as a result of the contract termination. These are nonrecurring impairment events that have a fair value measurement and are classified in level 3 of the fair value hierarchy. The fair values of the assets were determined using the income approach and were based on the expected undiscounted future net cash flows over the remaining contractual period. Refer to Note 6 “Property, Plant and Equipment, Net” and Note 7 “Goodwill and Intangibles” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion.

Principles of Combination and Consolidation and Basis of Presentation

In connection with, and subsequent to, the IPO, we have acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). Such acquisitions completed subsequent to the IPO were made through a series of dropdown transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). The financial statements presented in this Form 10-K include the consolidated financial results of PBFX and that of PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), for periods presented, as applicable, related to the historical results of the Acquisitions from PBF prior to the effective date of each transaction with the exception of the Delaware Ethanol Storage Facility (as defined below), which is considered an asset purchase. We recorded the Acquisitions from PBF at PBF Energy’s historical book value, as the Acquisitions from PBF were treated as a reorganization of entities under common control.

In general, our Predecessor did not historically operate its assets for the purpose of generating revenue independent of other PBF Energy businesses that we support, with the exception of the DCR Products Pipeline and the Paulsboro Lube Oil Terminal (each as defined below). In connection with the closing of the IPO and each of the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy, under which we operate our assets for the purpose of generating fee-based revenue. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the U.S. and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Paulsboro, New Jersey; Delaware City, Delaware; Toledo, Ohio; Chalmette, Louisiana; Torrance, California; and Martinez, California. In 2020, PBF Energy reconfigured its Delaware and Paulsboro refineries, temporarily idling certain of its major processing units at the Paulsboro Refinery, in order to operate the two refineries as one functional unit referred to as the “East Coast Refining System” (the “East Coast Refining Reconfiguration”). In addition, we generate third-party revenue from certain of our assets.

Since we do not generally own any of the crude oil, refined products or natural gas that we handle nor engage in the trading of crude oil, refined products or natural gas, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customer’s operations. A substantial majority of our revenue is derived from PBF Energy under various long-term, fee-based commercial agreements that generally include MVCs. Refer to Note 13 “Related Party Transactions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the commercial agreements with PBF Holding.

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

Organizational Structure

The following simplified diagram depicts our organizational and ownership structure as of December 31, 2020:

Current and Former Management
Public stockholders
Less than 1% voting interest
Over 99% voting and economic interest
PBF Energy Inc.
("PBF Energy")
NYSE: PBF
Less than 1% economic non-voting interest in PBF LLC
100% management power in PBF LLC
(Sole Managing Member)
Over 99% economic interest in PBF
PBF Energy Company LLC
("PBF LLC")
Common Units
PBF Logistics GP LLC
(our general partner)
PBF Holding Company LLC
("PBF Holding")
Refining and Other Operating Subsidiaries
Non-economic general partner interest
48.0% limited partner interest
Public Unitholders Common Units
52.0% limited partner interest
PBF Logistics LP
(the "Partnership" or "PBFX")
NYSE: PBFX
PBFX Revolving Credit Facility
PBFX Senior Notes due 2023
PBF Logistics Finance Corporation
- Co-Issuer of PBFX Senior Notes due 2023
Operating Subsidiaries
- Guarantors of PBFX Revolving Credit Facility and PBFX Senior Notes due 2023

Assets and Operations

We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, our business consists of two operating segments: (i) our transportation and terminaling segment and (ii) our storage segment. Additional segment and financial information is contained in our segment results included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 “Segment Information” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The following map details the locations of PBF Holding’s refineries and the location of our assets as of December 31, 2020 (each as defined in the table below):

The following table details our assets (as defined in the table below), including the available throughput or storage capacity per asset:

Asset	Capacity	Products Handled	Locations Supported
Transportation and Terminaling
DCR Rail Facility (a)(b)(c)	various throughput capacity (a)	Crude	East Coast Refining System
Toledo Truck Terminal (b)	22,500 bpd unloading capacity	Crude	Toledo Refinery
Toledo Storage Facility - propane loading facility (c)	11,000 bpd throughput capacity	Propane	Toledo Refinery
DCR Products Pipeline (c)(d)	125,000 bpd pipeline capacity	Refined products	Delaware City Refinery
DCR Truck Rack (c)(d)	76,000 bpd throughput capacity	Gasoline, distillates and LPGs	Delaware City Refinery
East Coast Terminals	various throughput capacity and approximately 4.2 million barrel aggregate shell capacity	Refined products	East Coast Refining System
Torrance Valley Pipeline (c)	110,000 bpd pipeline capacity and approximately 700,000 barrel aggregate shell capacity (e)	Crude	Torrance Refinery
Paulsboro Natural Gas Pipeline (c)	60,000 dth/d pipeline capacity	Natural gas	Paulsboro Refinery
Toledo Products Terminal	various throughput capacity and 110,000 barrel aggregate shell capacity	Refined products	Toledo Refinery
Knoxville Terminals	various throughput capacity and 520,000 barrel aggregate shell capacity	Gasoline, distillates and LPGs	Chalmette Refinery
Toledo Rail Products Facility (c)(f)	16,000 bpd loading capacity	Crude, LPGs, gasoline and distillates	Toledo Refinery
Chalmette Truck Rack (c)(f)	20,000 bpd loading capacity	Gasoline and distillates	Chalmette Refinery
Chalmette Rosin Yard (c)(f)	17,000 bpd unloading capacity	LPGs	Chalmette Refinery
Paulsboro Lube Oil Terminal (c)(f)	various throughput capacity and 229,000 barrel aggregate shell capacity	Lubes	Paulsboro Refinery
Delaware Ethanol Storage Facility (c)(f)	various throughput capacity and 100,000 barrel aggregate shell capacity	Ethanol	Delaware City Refinery

Asset	Capacity	Products Handled	Locations Supported
Storage
Toledo Storage Facility (c)	approximately 3.9 million barrel aggregate shell capacity (g)	Crude, refined products and intermediates	Toledo Refinery
Chalmette Storage Tank	625,000 barrel shell capacity	Crude	Chalmette Refinery
East Coast Storage Assets	approximately 4.0 million barrel aggregate shell capacity (h) and various throughput capacity	Crude, feedstock, asphalt and refined products	East Coast Refining System
____________________
(a)Included within the DCR Rail Facility are the “DCR Rail Terminal,” a rail unloading terminal with an unloading capacity of 130,000 bpd, and the “DCR West Rack,” an unloading facility with an unloading capacity of 40,000 bpd.
(b)The Toledo Truck Terminal and the DCR Rail Terminal are collectively referred to as the “IPO Assets.”
(c)These assets, excluding the DCR Rail Terminal, are collectively referred to as the “Acquisitions from PBF.”
(d)The DCR Products Pipeline and DCR Truck Rack are collectively referred to as the “DCR Products Pipeline and Truck Rack.”
(e)Includes storage capacity at our Midway, Emidio and Belridge stations.
(f)These assets are collectively referred to as the “Development Assets.”
(g)Of the approximately 3.9 million barrel aggregate shell capacity, approximately 1.3 million barrels are dedicated to crude and approximately 2.6 million barrels are allocated to refined products and intermediates.
(h)Of the approximately 4.0 million barrel aggregate shell capacity, approximately 3.0 million barrels are dedicated to crude and feedstocks and approximately 1.0 million barrels are allocated to asphalt.

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
____________________
(a)In exchange for contributing all of the interests in the IPO Assets, PBF Holding received all of our IDRs (which were subsequently distributed to PBF LLC and, on February 28, 2019, canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”)), as well as the right to receive a distribution of $30.0 million from us as reimbursement for certain preformation capital expenditures attributable to the DCR Rail Terminal and Toledo Truck Terminal, and the right to receive a distribution of $298.7 million; and in connection with the foregoing, we redeemed PBF Holding’s initial partner interests in us for $1,000.
(b)As a result of the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, we fully repaid the promissory note and related accrued interest.

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

Refer to Note 13 “Related Party Transactions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the commercial agreements with PBF Holding.

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

The annual fee under the Omnibus Agreement for the year ended December 31, 2020 was $7.6 million, inclusive of obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devoted more than 50% of their time to us during the year ended December 31, 2020. We expect to pay $8.3 million, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to us for the year ending December 31, 2021.

Services Agreement

Additionally, we entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for us to perform our obligations under our commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2020, we paid an annual fee of $8.7 million to PBF Holding pursuant to the Services Agreement and expect to pay the same annual fee to PBF Holding pursuant to the Services Agreement for the year ending December 31, 2021.

The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service on 30-days’ notice.

Properties

Our principal properties are described above in “Assets and Operations.” We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. Our corporate office is located in the same office as PBF Energy. PBF Energy leases approximately 63,000 square feet for its principal corporate office in Parsippany, New Jersey. The lease for PBF Energy’s principal corporate office expires in 2022. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.

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

In the event PBF Energy reduces its crude oil deliveries handled through our crude oil unloading terminals, we may only receive revenues associated with our MVCs, which may cause a decrease in our revenue. PBF Energy may elect to ship crude oil to its refineries via pipeline or through its refinery marine facilities, which we do not own, as an alternative mode of crude oil transportation. PBF Energy competes with integrated petroleum companies, which have their own crude oil storage, supplies and distribution and marketing systems, as well as with independent refiners, many of which also have their own storage, distribution and marketing systems. PBF Energy also competes with other suppliers that purchase refined petroleum products for resale. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in that area and by the availability of products and the cost of transportation to that area from distant refineries.

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

Our terminal, pipeline and storage facilities have response plans, spill prevention and control plans, fire response plans and other programs designed to effectively respond to emergencies. We continually strive to maintain compliance with applicable air, solid waste and wastewater regulations.

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

Insurance

Terminals and storage facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain insurance and/or are insured under the property, liability and business interruption policies of PBF Energy and/or certain of its subsidiaries, subject to the deductibles and limits applicable to us, which we believe are reasonable and prudent under the circumstances to cover our operations and assets. However, such insurance does not cover every potential risk associated with our assets, and we cannot ensure that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at commercially reasonable prices. As we continue to grow, we will continue to monitor limits and retentions under our policies and those of PBF Energy and/or its subsidiaries as they relate to the overall cost and scope of our insurance program.

Terminal and Pipeline Control Operations

Our terminals, facilities and pipelines are generally automated but are continuously supervised by either our employees (including our employees located at The Woodlands office) or PBF Energy employees. At the terminals, our customers’ truck drivers are provided with security badges or other credentials to access and use these facilities. In addition, individual trucks are required to be registered in either our or PBF Energy’s system to ensure that required regulatory inspections are maintained by our customers, PBF Energy’s customers or their common carriers.

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

Environmental Liabilities

Contaminations resulting from spills of crude oil or petroleum products are not unusual within the petroleum terminaling or transportation industries, and, historically, spills at truck and rail racks and terminals have resulted in contamination of the environment, including soils and groundwater.

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

As of December 31, 2020, we have recorded a total liability related to environmental remediation costs of $1.8 million related to existing environmental liabilities. Refer to Note 12 “Commitments and Contingencies” of

the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Seasonality

The crude oil, refined products and natural gas that are throughput, stored and processed at our facilities are affected by the level of supply and demand for crude oil, refined products and natural gas in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenue will be substantially mitigated due to our commercial agreements with PBF Energy that include MVCs and are consistent each calendar quarter or year.

Employees and Human Capital

Safety

We believe our responsibility to our employees, neighbors, shareholders and the environment is only fulfilled through our commitment to safety and reliability. Through rigorous training, sharing of expertise across our sites, continuous monitoring and promoting a culture of excellence in operations, we continuously strive to keep our people, the communities in which we operate in and the environment safe.

Our focus on safety is also evident in our response to the COVID-19 pandemic. We continue to utilize our COVID-19 response team to implement additional social distancing measures across the workplace in addition to the continued enhancement of personal protective equipment and the cleanliness of our facilities. Through the guidance of our COVID-19 response team, we have started to bring back a portion of our workforce to their primary locations in phases, and we will continue to rely on our team and the evolution of the COVID-19 pandemic as we evaluate the appropriate time and way in which we will phase in the return of the rest of our workforce.

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

Development and Retention

The development, attraction and retention of employees is a critical success factor for our company. To support the advancement of our employees, we offer rigorous training and development programs and encourage the sharing of expertise across our sites. We actively promote inclusion and diversity in our workforce at each of our locations and provide our employees with opportunities to give back through engagement in our local communities with supportive educational programs, philanthropic and volunteer activities.
We believe that a combination of competitive compensation and career growth and development opportunities help increase employee morale and reduce voluntary turnover. Our comprehensive benefit packages are competitive in the marketplace and we believe in recognizing and rewarding talent through our various cash and equity compensation programs.

Headcount

As of December 31, 2020, we and certain of our wholly-owned subsidiaries employ 91 employees at the East Coast Terminals, the East Coast Storage Assets and other locations, including the Toledo Products Terminal, the Knoxville Terminal and The Woodlands Office as follows:
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

All of our executive management personnel are currently employees of PBF Energy or subsidiaries of PBF Energy and devote such portion of their time to our business and affairs that is required to manage and conduct our operations. The other personnel that conduct our operations are employees of PBF Holding or its subsidiaries. Pursuant to the Omnibus Agreement, we pay an annual fee to PBF Energy for the provision of various centralized administrative services and reimburse PBF Energy for certain direct or allocated costs and expenses incurred by PBF Energy on our behalf. Pursuant to the Services Agreement, we use employees of PBF Energy to operate certain of our assets, and PBF Energy is reimbursed for such employees through an annual fee, which also includes provisions of certain utilities and other infrastructure-related services. Refer to “Agreements with PBF Energy” included in “Item 1. Business” of this Form 10-K for additional information.

In addition, PBF Energy and its affiliates have entered into rail operations services agreements with unaffiliated third parties (the “Rail Services Providers”), to provide crude oil unloading and other operations services for their East Coast Refining System, Toledo and Chalmette refineries. Under the rail operations services agreements, the Rail Services Providers are responsible for providing the personnel necessary for the performance of our operations services. The Rail Services Providers are at all times considered independent contractors, and none of their employees or contractors are considered an employee, representative or agent of us, PBF Energy or its subsidiaries. The costs of the Rail Services Providers’ services provided to us are passed through to us by PBF Holding and its subsidiaries. From time to time, certain other third parties may provide operating services to us in a capacity as independent contractors.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

The following summary outlines our Risk Factors, which we have grouped into risk categories consisting of risks related to the COVID-19 pandemic, risks related to our business, risks related to our indebtedness, risks inherent in an investment in us and tax risks to our common unitholders. These summarized Risk Factors should be read in conjunction with the detailed Risk Factors that follow.

Risks Related to the COVID-19 Pandemic
•The COVID-19 pandemic could continue to have a material adverse effect on our business, results of operations, financial condition, cash flows or our ability to service our debt obligations.

Risks Related to Our Business
•PBF Energy accounts for a substantial majority of our revenue, which subjects us to its business risk, including if our commercial and service agreements are suspended, reduced or terminated.
•We may be unable to pay the minimum quarterly distribution to holders of our common units.
•A cyber-attack on, or other failure of, our technology infrastructure could have a material adverse effect on our financial condition, results of operations and cash flows.
•Our ability to expand may be limited if PBF Energy’s business does not grow, if we are not able to fully execute our growth plan due to a lack of access to capital markets or if we are unable to make acquisitions on economically acceptable terms.
•If we are unable to obtain needed capital or financing on satisfactory terms to fund our expansion, our ability to make distributions may be diminished, or our financial leverages could increase.
•PBF Energy’s level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders, and our current and future credit ratings, profile and ability to obtain credit in the future.
•Our logistics operations and PBF Energy’s refining operations are subject to many risks and operational hazards.
•Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
•Our right of first offer and purchase option under certain circumstances to acquire certain assets from PBF Energy and our right to use certain of PBF Energy’s existing assets is subject to risks and uncertainty, and ultimately we may not acquire or have a right to use any of those assets.
•We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
•Changes in laws or standards affecting the transportation of North American crude oil by rail could significantly reduce volumes throughput at our facilities, and, as a result, our revenue could decline.
•Climate change and regulation of emissions of GHGs could force us to incur increased capital and operating costs and could have a material adverse effect on our business.
•Our business may suffer if any of our or PBF Energy’s senior executives or other key employees discontinue employment with us or PBF Energy. Furthermore, a shortage of skilled labor or disruptions in our labor force (including our unionized workforce) may make it difficult for us to maintain labor productivity.

Risks Related to Our Indebtedness
•The Revolving Credit Facility (as defined below) and the indenture governing the 2023 Notes (as defined below) each contains restrictions which could adversely affect our business, financial condition, results of operations and our ability to service our indebtedness.
•Our current and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.
•Increases in interest rates could adversely impact the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions.
•We do not have the same flexibility as other types of organizations to accumulate cash which may limit cash available to service our debt, to repay them at maturity or be able to repurchase the 2023 Notes upon a change of control triggering event.
•Payment of principal and interest on the 2023 Notes is effectively subordinated to our senior secured debt to the extent of the value of the assets securing the debt and structurally subordinated as to the indebtedness of any of our subsidiaries that do not guarantee the 2023 Notes.
•The subsidiary guarantees of the 2023 Notes could be deemed fraudulent conveyances under certain circumstances, and a court may try to subordinate or void the subsidiary guarantees.

Risks Inherent in an Investment in Us
•Our general partner and its affiliates, including PBF Energy, have conflicts of interest with us, may compete with us and have limited fiduciary duties to us and our unitholders.
•Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties and restricts the remedies available to holders of our common units.
•Holders of our common units have limited voting rights (with restrictions on unitholders owning 20% or more of our common units), are not entitled to elect our general partner or its directors and cannot currently remove our general partner without its consent.
•Our general partner interest or the control of our general partner may be transferred to a third-party and we may issue additional units, each without unitholder approval.
•PBF Energy may sell units in the public or private markets, and has a limited call right, each of which may have adverse impact on the trading price of the common units or may require you to sell your units at an undesirable time or price.
•Your liability may not be limited if a court finds that unitholder action constitutes control of our business.
•Unitholders may have liability to repay distributions that were wrongfully distributed to them.

Risks to Common Unitholders
•Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes and could be subject to change, including on a retroactive basis. If we were treated as a corporation for U.S. federal income tax purposes, our distributable cash flow would be substantially reduced.
•If the IRS were to contest the U.S. federal income tax positions we take, including treating each purchaser as having the same tax benefit without regard to the units they purchase and accounting treatment to prorate results based on the first day of each month, it may adversely impact the market for our common units and our cash available for distribution might be substantially reduced.
•Our unitholders’ share of our income is taxable to them for federal income tax purposes even if they do not receive any cash distributions from us and tax gain or loss on the disposition of our units could be more or less than expected. Additionally, unitholders may be subject to additional limitations and may be subject to state and local taxes and return filings requirements.

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

The following are material risks that could affect us, our common units or our common unit holders. If any of these risks were to occur, there could be a material adverse impact on our business, financial condition, results of operations or cash flows. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect us.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has had, and could continue to have, a material adverse impact on our business, including our financial condition, cash flows and results of operations. We are unable to predict the extent to which the pandemic and related impacts will adversely impact our business, including our financial condition, cash flows and results of operations.

Due to the COVID-19 pandemic and the current extraordinary and volatile market conditions, our business and operating results have been, and could continue to be, negatively impacted due to demand destruction as a result of the worldwide economic slowdown and governmental responses, including travel restrictions and stay-at-home orders. These conditions could also have a negative impact on our liquidity due to changes in the demand for our services, including a reduction in third-party and incremental affiliate revenue or the inability of our customers to honor their obligations under our commercial agreements. The COVID-19 pandemic has already impacted our revenue due to reductions in throughput volumes at our facilities, however, the full impact of the COVID-19 pandemic on the economy and our business is unknown and continuously evolving. The ultimate impact on our business will depend on numerous factors, including the duration of the effects of the pandemic on the economy, governmental actions as a response to the COVID-19 pandemic, effectiveness of and ability to distribute vaccines, the demand for refined petroleum products, any deterioration in the creditworthiness of our customers and actions taken by national and local governments.

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
•changes or further downgrades to our credit ratings;
•our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution, or require us to reduce or suspend our quarterly distribution; and
•other factors discussed elsewhere in this Form 10-K.

The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, cash flows and our ability to service the 2023 Notes and our other indebtedness and obligations.

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

PBF Energy is our largest customer and accounted for a substantial majority of our revenue for the year ended December 31, 2020. We are substantially dependent on PBF Energy’s refineries, particularly its Delaware City, Toledo and Torrance refineries. We expect that PBF Energy will continue to provide a substantial majority of our revenue for the foreseeable future, and, as a result, we are subject to the risk of nonpayment or nonperformance under our commercial agreements. If PBF Energy were to significantly decrease its use of our logistics assets, because of business or operational difficulties, including labor difficulties, strategic decisions by management or due to catastrophic events, weather and regulatory actions, it is unlikely that we would be able to utilize any additional capacity as a result of this decreased use to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects PBF Energy’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are subject to the operational and business risks of PBF Energy, including:
•the effect of the COVID-19 pandemic and related governmental and consumer responses on PBF Energy’s business;
•supply, demand, prices and other market conditions for PBF Energy’s products, including volatility in commodity prices;
•the effects of competition in PBF Energy’s markets;
•changes in currency exchange rates, interest rates and capital costs;
•adverse developments in PBF Energy’s relationship with both its key employees and unionized employees;
•PBF Energy’s ability to operate its business efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;
•PBF Energy’s level of indebtedness, including the impact of recent downgrades to PBF Energy’s corporate credit rating, secured notes and unsecured notes;
•PBF Energy’s expectations with respect to its capital improvement and turnaround projects;
•PBF Energy’s supply and inventory intermediation arrangements expose it to counterparty credit and performance risk;
•termination of PBF Energy’s inventory intermediation agreements, which could have a material adverse effect on its liquidity, as PBF Energy would be required to finance its crude oil, intermediate and refined products inventory covered by the agreements. Additionally, PBF Energy is obligated to repurchase from the counterparty certain crude oil, intermediates and finished products located at its East Coast Refining System storage tanks and at our East Coast Storage Assets upon termination of these agreements;
•restrictive covenants in PBF Energy’s indebtedness that may adversely affect its operational flexibility;

•payments by PBF Energy to the current and former holders of PBF LLC Series A Units and PBF LLC Series B Units under PBF Energy’s tax receivable agreement for certain tax benefits we may claim;
•PBF Energy’s assumptions regarding payments arising under its tax receivable agreement and other arrangements relating to its organizational structure are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock as contemplated by the tax receivable agreement, the price of PBF Energy Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of its income;
•PBF Energy’s expectations and timing with respect to its acquisition activity and whether such acquisitions are accretive or dilutive to its shareholders;
•the impact of disruptions to crude or feedstock supply to any of PBF Energy’s refineries, including disruptions due to problems with third-party logistics infrastructure or operations, including pipeline, marine and rail transportation;
•the possibility that PBF Energy may not make further dividend payments;
•the inability by PBF Energy’s subsidiaries, including us, to freely pay dividends or make distributions to PBF Energy;
•the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail;
•the threat of cyber-attacks;
•PBF Energy’s increased dependence on technology;
•the effectiveness of PBF Energy’s crude oil sourcing strategies, including PBF Energy’s crude by rail strategy and related commitments;
•adverse impact related to regulation by the federal government lifting the restrictions on exporting U.S. crude oil;
•adverse impacts from changes in PBF Energy’s regulatory environment, such as the effects of compliance with the California Global Warming Solutions Act (also referred to as “AB32”), or from actions taken by environmental interest groups;
•market risks related to the volatility in the price of renewable identification numbers required to comply with the Renewable Fuel Standard and GHG emission credits required to comply with various GHG emission programs, such as AB32;
•PBF Energy’s ability to successfully integrate acquisitions into its business and realize the benefits from such acquisitions;
•liabilities arising from acquisitions that are unforeseen or exceed PBF Energy’s expectations;
•risk associated with our operations as a separate, publicly traded entity;
•potential tax consequences related to PBF Energy’s investment in us; and
•any decisions PBF Energy continues to make with respect to its energy-related logistical assets that may be transferred to us.

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

We have made and intend to continue to make a minimum quarterly distribution to the holders of our common units of at least $0.30 per unit, or $1.20 per unit on an annualized basis. In order to pay the minimum quarterly distribution, we will require available cash of approximately $18.9 million per quarter, or approximately $75.6 million per year, based on the number of common units outstanding at December 31, 2020. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
•the volume of crude oil throughput;
•our entitlement to payments associated with MVCs;
•the fees we charge for the volumes throughput;
•the level of our operating, maintenance and general and administrative costs;
•prevailing economic conditions; and
•continued operation of our facilities.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:
•the level and timing of capital expenditures we make;
•the amount of our operating and general and administrative expenses, including reimbursements to our general partner and its affiliates, including PBF Energy, in respect of those expenses and payment of the administrative fees under the Omnibus Agreement and Services Agreement for services provided to us by our general partner and its affiliates, including PBF Energy;
•the cost of acquisitions, if any;
•our debt service requirements and other liabilities;
•fluctuations in our working capital needs;
•our ability to borrow funds and access capital markets;
•restrictions contained in the indenture covering our $525.0 million in aggregate principal of 6.875% senior notes due 2023 issued by us and our wholly-owned subsidiary PBF Logistics Finance Corporation (“PBF Finance”) (the “2023 Notes”), our five-year, $500.0 million amended and restated revolving credit facility (as amended, the “Revolving Credit Facility”) and other debt service requirements;
•the amount of cash reserves established by our general partner; and
•other business risks affecting our cash levels.

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

Certain of our commercial agreements with PBF Energy and the Services Agreement contain provisions that allow our counterparty to such agreement to suspend, reduce or terminate its obligations to us under such agreement, including the requirement to pay the fees associated with the applicable MVCs, if certain events occur, including (i) a material breach of the agreement by us, (ii) PBF Energy deciding to permanently or indefinitely suspend crude oil refining operations at its refineries for which we provide services or (iii) the occurrence of certain force majeure events that would prevent us or PBF Energy from performing our or its obligations under the applicable agreement. In such circumstances, PBF Energy has the discretion to decide to suspend, reduce or terminate its obligations notwithstanding the fact that its decision may significantly and adversely affect us. For instance, under certain of our commercial agreements with PBF Energy, if PBF Energy decides to permanently or indefinitely suspend refining operations at the refinery served under the applicable agreement for a period that will continue for at least twelve consecutive months, then it may terminate the agreement on no less than twelve months’ prior written notice to us. Furthermore, under such agreements, PBF Energy has the right to suspend or reduce its obligations at the refinery served under the applicable agreement for the duration of a force majeure event affecting its assets with respect to any affected services and may terminate the agreements with respect to such services if the force majeure event lasts in excess of twelve months. In addition, if the force majeure event occurs on our assets at any time, PBF Energy has the right to suspend or reduce its obligations for the duration of the force majeure event with respect to any affected services. As defined in our commercial agreements with PBF Energy, force majeure events include any acts or occurrences that prevent services from being performed either by us or PBF Energy under the applicable agreement, such as:
•acts of God;
•strikes, lockouts or other industrial disturbances;
•acts of the public enemy, wars, terrorism, blockades, insurrections, riots or civil disturbances;
•storms, floods, washouts or other interruptions caused by acts of nature or the environment;
•arrests or the order of any court or governmental authority claiming or having jurisdiction while the same is in force and effect;
•civil disturbances, explosions, fires, breakage leaks, releases, accidents to machinery, vessels, storage tanks, lines of pipe, rail lines and equipment;
•any inability to obtain or unavoidable delay in obtaining material or equipment;
•any inability to obtain or distribute crude oil, feedstocks, other products or materials necessary for operation because of a failure of third-party logistics systems; and
•any other causes not reasonably within the control of the party claiming suspension and which by the exercise of commercially reasonable efforts such party is unable to prevent or overcome.

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

The potential for such security threats or system failures has subjected our operations to increased risks that could have a material adverse effect on our business. To the extent that these information systems are under our control, we and PBF Energy have implemented measures such as virus protection software, emergency recovery processes and a formal disaster recovery plan to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe, and our formal disaster recovery plan and other implemented measures may not prevent delays or other complications that could arise from an information systems failure. If a key system was hacked or otherwise interfered with by an unauthorized user, or was to fail or experience unscheduled downtime for any reason, even if only for a short period, or any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, damage our reputation and subject us to additional costs and liabilities. The implementation of social distancing measures and other limitations on our workforce in response to the COVID-19 pandemic have necessitated portions of our workforce switching to remote work arrangements. The increase in companies and individuals working remotely has increased the frequency and scope of cyber-attacks and the risk of potential cybersecurity incidents, both deliberate attacks and unintentional events. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, if we or PBF Energy were to be subject to a material successful cyber intrusion, it could result in remediation or service restoration costs, increased cyber protection costs, lost revenues, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, financial condition, results of operations and cash flows.

Cyber-attacks against us or others in our industry could result in additional regulations, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups. These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches. These attacks may be perpetrated by state-

sponsored groups, “hacktivists,” criminal organizations or private individuals (including employee malfeasance). Current efforts by the federal government, such as the Strengthening the Cybersecurity of Federal Networks and Critical Infrastructure executive order, and any potential future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.

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

Our ability to expand may be limited if PBF Energy’s business does not grow or if PBF Energy further scales back operations at its facilities.

Part of our growth strategy depends on the growth of PBF Energy’s business. We believe our growth will be driven in part by identifying and executing organic expansion projects that will result in increased throughput volumes from PBF Energy and third parties. Our prospects for organic growth currently include projects that we expect PBF Energy to undertake, and that we expect to have an opportunity to purchase from PBF Energy. In addition, our organic growth opportunities will be limited if PBF Energy is unable to successfully acquire new assets for which our execution of organic projects is needed. Additionally, if PBF Energy focuses on other growth areas or does not make capital expenditures to fund the organic growth of its logistics operations, we may not be able to fully execute our growth strategy. Furthermore, our ability to expand could be negatively impacted if PBF Energy decides to idle additional assets at its facilities, as was the case with the East Coast Refining Reconfiguration.

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

PBF Energy has a significant amount of debt. As of December 31, 2020, PBF Energy had total debt of $4,712.1 million, excluding unamortized deferred debt issuance costs of $51.1 million. PBF Energy’s significant level of debt could increase its and our vulnerability to general adverse economic and industry conditions and require PBF Energy to dedicate a substantial portion of its cash flow from operations to service its debt and lease obligations, thereby reducing the availability of its cash flow to fund its growth strategy, including capital expenditures, acquisitions and other business opportunities. Furthermore, a higher level of indebtedness at PBF Energy increases the risk that it may default on its obligations, including under its commercial agreements with us. The covenants contained in the agreements governing PBF Energy’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, PBF Energy’s indebtedness requires that any transactions PBF Energy enters into with us must be on terms no less favorable to PBF Energy than those that could have been obtained with an unrelated person.

During the fourth quarter of 2020, Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) and Fitch Ratings, Inc. (“Fitch”) each downgraded our corporate family rating and our 2023 Notes rating from BB- to B+ on negative outlook. Moody’s Investors Service, Inc. (“Moody’s”) maintained ratings of B1 and B2 for our corporate family rating and our 2023 Notes, respectively. If current market conditions persist or deteriorate, we expect that our credit rating agencies will continue to re-evaluate our corporate credit rating and the rating of our 2023 Notes.

Our credit rating may be further adversely affected by the leverage or any further adverse changes in the credit rating of PBF Energy, or its subsidiaries, or of the debt held by such entities, as credit rating agencies such as Moody’s, Standard & Poor’s and Fitch may consider the leverage and credit profile of PBF Energy and its affiliates because of their ownership interest in and control of us and because PBF Energy currently accounts for a substantial majority of our revenue. Further adverse effects on our credit rating may increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which could impair our ability to grow our business and make cash distributions to our unitholders.

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

Our logistics operations are subject to all of the risks and operational hazards inherent in processing crude oil and receiving, handling, storing and transferring crude oil, refined products, natural gas and intermediates, including:
•damages to our facilities, related equipment and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;
•interruption of service or processing capability due to a major accident, power outage, cyber-attack, act of terrorism or other unforeseen events;
•the inability of third-party facilities on which our operations are dependent, including PBF Energy’s facilities, to complete capital projects and to restart timely refining operations following a suspension or shutdown;
•failure to restart processing operations timely following a suspension or shutdown;
•mechanical or structural failures at our facilities or at third-party facilities on which our operations are dependent, including PBF Energy’s facilities;
•curtailments of operations relative to severe seasonal weather;
•inadvertent damage to our facilities from construction, farm and utility equipment; and
•other hazards.

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

Our right of first offer to acquire certain assets that PBF Energy may acquire or construct in the future is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.

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

Our purchase option under certain circumstances to acquire, and our right to use, certain of PBF Energy’s existing assets is subject to risks and uncertainty, and ultimately we may not acquire or have a right to use any of those assets.

Our commercial agreements provide us with options to purchase and use certain assets at PBF Energy’s refineries related to our business in the event PBF Energy were to shut them down. In the event PBF Energy shuts down any of the refineries and our option becomes exercisable, the consummation and timing of any future acquisitions pursuant to our purchase option will depend upon, among other things, our ability to obtain any necessary consents, to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to this purchase option. In addition, certain of the assets covered by this purchase option and our right of use may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise this purchase option if PBF Energy shuts down any of its refineries or major assets within its refineries, or to exercise our right of use if and when we have capacity in excess of PBF Energy’s throughput volumes, as applicable, and our decision to exercise any purchase options or right of use will not be subject to unitholder approval. Refer to Note 13 “Related Party Transactions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the commercial agreements with PBF Holding.

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

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. If we are unable to make acquisitions from PBF Energy or third parties for any reason, including if we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms, we are outbid by competitors or we or the seller are unable to obtain any necessary consents, our future growth and ability to increase distributions to unitholders will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash flow. Any acquisition involves potential risks, including, among other things:

•mistaken assumptions about revenues and costs, including synergies;
•the assumption of unknown liabilities;
•limitations on rights to indemnity from the seller;
•mistaken assumptions about the overall costs of equity or debt;
•the diversion of management’s attention from other business concerns;
•unforeseen difficulties operating in new product areas or new geographic areas; and
•customer or key employee losses at the acquired businesses.

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

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets, including execution of organic growth projects. Other than certain existing capital projects underway, we have no additional material commitments for expansion or construction projects as of December 31, 2020. Organic growth projects such as the construction of a pipeline or terminal or the expansion of our existing terminals or pipelines involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these types of projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. Even if we receive such commitments, we may not realize an increase in revenue for an extended period of time. For instance, if we build a pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenue until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in production in a region or gain access to crude oil supplies at lower costs and such growth or access may not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

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

Refer to Note 12 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion on health, safety, environmental and other laws and regulations.

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

EPA has taken steps to regulate GHGs under the CAA. EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce GHG emissions associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards. Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for commodities that we handle, transport and store. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.

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

In addition, as many of our facilities are located near coastal areas, rising sea levels may disrupt our ability to operate those facilities or transport crude oil and refined petroleum products. Extended periods of such disruption could have an adverse effect on our results of operations. We could also incur substantial costs to protect or repair these facilities.

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

At the East Coast Terminals and the East Coast Storage Assets, most hourly employees are covered by collective bargaining agreements with the USW. The agreement with the USW covering the East Coast Terminals is scheduled to expire in April 2024 and the agreement with the USW covering the East Coast Storage Assets is scheduled to expire in January 2022. Additionally, PBF Energy’s refineries, with which we do business, utilize unionized employees. The Delaware City, Toledo, Chalmette, Torrance and Martinez refineries are covered by agreements with the USW. Similarly, at the Paulsboro Refinery, hourly employees are represented by the IOW. Future negotiations as our collective agreements expire may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.

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

We are dependent upon the earnings and cash flows generated by our operations in order to meet our debt service obligations. The Revolving Credit Facility and the indenture governing the 2023 Notes each contain, and any future financing agreements may contain, operating and financial restrictions and covenants that could restrict our ability to finance future operations or capital needs, or to expand or pursue our business activities, which may, in turn, limit our ability to service our indebtedness. For example, the Revolving Credit Facility and the indenture that governs the 2023 Notes restrict our ability to, among other things:
•make investments;
•incur or guarantee additional indebtedness or issue preferred units;
•pay dividends or make distributions on units or redeem or repurchase our subordinated debt;
•create liens;
•incur dividend or other payment restrictions affecting subsidiaries;
•sell assets;
•merge or consolidate with other entities; and
•enter into transactions with affiliates.

Furthermore, the Revolving Credit Facility contains covenants requiring us to maintain certain financial ratios.

The provisions of the Revolving Credit Facility and the indenture that governs the 2023 Notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our existing debt could result in an event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full and the holders of our units could experience a partial or total loss of their investment. Refer to “Liquidity and Capital Resources—Credit Facilities” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for further information.

Our current and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.

Our level of indebtedness could have important consequences to us, including the following:
•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
•covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;
•a substantial portion of our cash flow is required to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and payments of our debt obligations, including the 2023 Notes;

•our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally; and
•our flexibility in responding to changing business and economic conditions may be limited.

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

The discontinuation of LIBOR, the uncertain cessation date and the adoption of an alternative reference rate may have a material adverse impact on our floating rate indebtedness and financing costs.

We are subject to interest rate risk on floating interest rate borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility have the optionality to use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. On November 30, 2020, the ICE Benchmark Administration (“IBA”) announced that it intends to continue publishing LIBOR until the end of June 2023, beyond the previously announced 2021 cessation date. The IBA announcement was supported by announcements from the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, and the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency (the “U.S. Regulators”). However, both the FCA and U.S. Regulators in their announcements also advised banks to cease entering into new contracts referencing LIBOR after December 2021. These announcements indicate that the continuation of LIBOR on the current basis may not be assured after 2021 and will not be assured beyond 2023. In light of these recent announcements, the future of

LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.

In the U.S., the Alternative Reference Rates Committee (the working group formed to recommend an alternative rate to LIBOR) has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. There can be no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR or what its adoption as a replacement rate would have on us. Although the full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of SOFR as the replacement rate for LIBOR, remains unclear, these changes may have an adverse impact on our floating rate indebtedness and financing costs.

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

Available cash generally means, for any quarter, all cash on hand at the end of that quarter:
•less, the amount of cash reserves established by our general partner to:
◦provide for the proper conduct of our business (including cash reserves for our future capital expenditures and anticipated future debt service requirements subsequent to that quarter);
◦comply with applicable law, any of our debt instruments or other agreements; or
◦provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);
•plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

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

Under U.S. bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee can be voided, or claims under a guarantee may be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:
•received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and was insolvent or rendered insolvent by reason of such incurrence;
•was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
•intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.

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

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a subsidiary guarantor would be considered insolvent if:
•the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;
•the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability, including contingent liabilities, on its existing debts as they become absolute and mature; or
•it could not pay its debts as they became due.

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
•Neither our partnership agreement nor any other agreement requires PBF Energy to pursue a business strategy that favors us or utilizes our assets, including whether to increase or decrease refinery production, whether to shut down or reconfigure a refinery or what markets to pursue or grow. The directors and officers of PBF Energy have a fiduciary duty to make these decisions in the best interests of the stockholders of PBF Energy, which may be contrary to our interests. PBF Energy may choose to shift the focus of its investment and growth to areas not served by our assets.
•PBF Energy, as our primary customer, has an economic incentive to cause us not to seek higher service fees, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s-length, third-party transactions.
•Our general partner is allowed to take into account the interests of parties other than us, such as PBF Energy, in resolving conflicts of interest.
•All of the officers and certain of the directors of our general partner are also officers of PBF Energy and will owe fiduciary duties to it. These officers will devote significant time to the business of PBF Energy and will be compensated by it accordingly.
•PBF Energy may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests.
•Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty.
•Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.
•Disputes may arise under our commercial agreements with PBF Energy.
•Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership units and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash available for distribution to our unitholders.
•Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion, investment or regulatory capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders.
•Our general partner determines which costs incurred by it are reimbursable by us.
•Our general partner may cause us to borrow funds in order to permit the payment of cash distributions.
•Our partnership agreement permits us to classify up to $20.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to PBF LLC.
•Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.
•Our general partner intends to limit its liability regarding our contractual and other obligations.
•PBF Energy and its controlled affiliates may exercise their right to call and purchase all of the common units not owned by them if they own more than 80% of the common units.
•Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including PBF Energy’s obligations under the Omnibus Agreement and its commercial agreements with us.

•Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

PBF Energy may compete with us.

PBF Energy may compete with us. Under the Omnibus Agreement, PBF Energy and its affiliates agree not to engage in, whether by acquisition or otherwise, the business of owning or operating any crude oil, refined products or natural gas pipelines, terminals or storage facilities in the U.S. that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by PBF Energy. This restriction, however, does not apply to:
•any assets owned by PBF Energy at the closing of the IPO (including replacements or expansions of those assets);
•any assets acquired or constructed by PBF Energy that are within, substantially dedicated to, or an integral part of any refinery owned, acquired or constructed by PBF Energy;
•any asset or business that PBF Energy acquires or constructs that has a fair market value of less than $25 million;
•any asset or business that PBF Energy acquires or constructs that has a fair market value of $25 million or more if the Partnership has been offered the opportunity and has elected not to purchase such asset, group of assets or business;
•any logistics asset that PBF Energy acquires or constructs that has a fair market value of $25 million or more but comprises less than half of the fair market value (as determined in good faith by PBF Energy) of the total asset package acquired or constructed by PBF Energy;
•the purchase and ownership of a non-controlling interest in any publicly traded entity; and
•the ownership of the equity interests in us, our general partner and our affiliates.

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

The market price of our common units may decline and will likely continue to be influenced by many factors, some of which are beyond our control, including:
•the level of our quarterly distributions;
•our quarterly or annual earnings or those of other companies in our industry;
•announcements by us or our competitors of significant contracts or acquisitions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in tax laws and regulations;
•general economic conditions, including interest rates and governmental policies impacting interest rates;
•the failure of securities analysts to cover our common units or changes in financial estimates by analysts; and
•future sales of our common units.

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
•how to allocate business opportunities among us and its other affiliates;
•whether to exercise its limited call right;
•whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner; and
•whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

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

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:
•whenever our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the board of directors of our general partner and any committee thereof (including the conflicts committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was in the best interests of our partnership, and, except as specifically provided by our partnership agreement, will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;
•our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;
•our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•our general partner will not be in breach of its obligations under our partnership agreement (including any duties to us or our unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:
◦approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;
◦approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;
◦determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or
◦determined by the board of directors of our general partner to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

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

Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including PBF Energy, for costs and expenses they incur and payments they make on our behalf. Prior to making distributions, we will pay our general partner and its affiliates an annual fee for the provision of centralized administrative services and employees and reimburse our general partner and its affiliates for direct or allocated costs and expenses incurred on our behalf pursuant to the Omnibus Agreement, which we currently estimate, as of January 1, 2021, will total $8.3 million annually, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to us for the year ending December 31, 2021. In addition, prior to making distributions, we expect to pay an annual fee of $8.7 million to PBF Holding for the provision of certain personnel and utilities and other infrastructure-related services with respect to our business pursuant to the Services Agreement. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.

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

Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates, including PBF Energy, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units voting together as a single class is required to remove our general partner. PBF Energy currently indirectly owns 48.0% of our outstanding common units.

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

Our partnership agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common units that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:
•our existing unitholders’ proportionate ownership interest in us will decrease;
•the amount of cash available for distribution on each unit may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common units may decline.

PBF Energy may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of December 31, 2020, PBF Energy holds 29,953,631 common units. In addition, we have agreed to provide PBF Energy with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time PBF Energy and its controlled affiliates own more than 80% of our common units, PBF Energy will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. PBF Energy owns 48.0% of our outstanding common units as of December 31, 2020.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in and outside of Delaware. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that:
•we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•your rights to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

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
Our ability to deduct business interest expense is limited for U.S. federal income tax purposes to an amount equal to the sum of our business interest income and a specified percentage of our “adjusted taxable income” during the taxable year computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.

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

The Tax Cuts and Jobs Act of 2017 imposes a federal income tax withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, the U.S. Treasury and the IRS have suspended application of this withholding rule for dispositions of publicly traded partnership interests, including transfers of our common units, that occur before January 1, 2022. Under recently finalized Treasury Regulations, such withholding will be required on open market transactions, but in the case of a transfer made through a broker, a partner’s share of liabilities will be excluded from the amount realized. In addition, the obligation to withhold will be imposed on the broker instead of the transferee. These withholding obligations will apply to transfers of our common units occurring on or after January 1, 2022. Non-U.S. persons should consult a tax advisor before investing in our common units.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation, legal or governmental proceedings and other claims arising out of or relating to our operations in the normal course of business. Except as set forth in our filings with the SEC or within this Form 10-K, we do not believe that we are a party to any such matters that will have a material adverse impact on our financial condition, results of operations or statements of cash flows, and we are not aware of any such matters contemplated to be brought against us.

Refer to Note 12 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a discussion of our legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UNIT PRICE AND CASH DISTRIBUTIONS

Our common units trade on the NYSE under the symbol “PBFX.” As of February 12, 2021, there were ten holders of record of our 32,411,981 outstanding common units held by the public, including common units held in street name. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 12, 2021, PBF Energy owned 29,953,631 of our common units, which constitute a 48.0% ownership interest in us.

Distributions of Available Cash

General

Our partnership agreement requires that, on or about the last day of each of February, May, August and November, we distribute all of our available cash to unitholders of record on the applicable record date.

Definition of Available Cash

Available cash generally means, for any quarter, all cash on hand at the end of that quarter:
•less, the amount of cash reserves established by our general partner to:
◦provide for the proper conduct of our business (including cash reserves for our future capital expenditures and anticipated future debt service requirements subsequent to that quarter);
◦comply with applicable law, any of our debt instruments or other agreements; or
◦provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);
•plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

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

General Partner Interest

Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may, in the future, own common units or other equity securities in us and will be entitled to receive distributions on any such interests.

Incentive Distribution Rights

Prior to the IDR Restructuring, PBF LLC held IDRs that entitled it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distributed from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50.0% included distributions paid to PBF LLC on its partner interest. The maximum distribution of 50.0% did not include any distributions that PBF LLC previously received on common units that it owns. On a quarterly basis, PBF LLC was entitled to receive distributions at the 50.0% level. Subsequent to the closing of the IDR Restructuring, the IDRs were canceled, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions. As such, PBF LLC did not receive any IDR payments from PBFX for the years ended December 31, 2020 and 2019.

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

The following information concerning our results of operations and financial condition should be read in conjunction with “Item 1. Business,” “Item 1A. Risk Factors,” “Item 2. Properties” and “Item 8. Financial Statements and Supplementary Data,” respectively, included in this Form 10-K.

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
•the effects of future litigation; and
•other factors discussed elsewhere in this Form 10-K.

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

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of December 31, 2020, owned 99.2% of the total economic interest in PBF LLC. As of December 31, 2020, PBF LLC held a 48.0% limited partner interest in us, with the remaining 52.0% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, storage and processing assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries. Refer to “Item 1. Business” of this Form 10-K for more detailed information regarding our business and assets.

Business Developments

Refer to “Business Developments” included in “Item 1. Business” of this Form 10-K for discussion regarding our business developments during the fiscal year 2020.

Principles of Combination and Consolidation and Basis of Presentation

Our Predecessor did not historically operate its assets for the purpose of generating revenue independent of other PBF Energy businesses that we support, with the exception of the DCR Products Pipeline and the Paulsboro Lube Oil Terminal. In connection with the closing of the IPO and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy, under which we operate our assets for the purpose of generating fee-based revenue. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the U.S. and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Paulsboro, New Jersey; Delaware City, Delaware; Toledo, Ohio; Chalmette, Louisiana; Torrance, California; and Martinez, California. In 2020, PBF Energy reconfigured its Delaware and Paulsboro refineries, temporarily idling certain of its major processing units at the Paulsboro Refinery, in order to operate the two refineries as one functional unit referred to as the “East Coast Refining System.” We acquired various terminal, pipeline and storage assets from PBF Energy, which are integral components of the crude oil, refined products and natural gas delivery and storage operations at PBF Energy’s refineries. In addition, we generate third-party revenue from certain of our assets.

The consolidated financial statements presented in this Form 10-K include our consolidated financial results as of and for the period ending December 31, 2020. We have retrospectively adjusted our financial information contained herein to include the historical results of the Acquisitions from PBF prior to the effective date of each transaction including the Development Assets, with the exception of the Delaware Ethanol Storage Facility as it is considered an asset purchase, prior to the acquisition of the Development Assets.

Business Strategies

We continue to focus on the following strategic areas:

Maintain Safe, Reliable and Efficient Operations.
•Maintain, emphasize and improve safety, reliability, environmental compliance and efficiency of our operations

•Improve operating performance through preventive maintenance programs, employee training and development programs

Generate Stable, Fee-Based Cash Flows.
•Utilize long-term, fee-based logistics contracts that provide stable, predictable cash flows

•Leverage PBF Energy for a substantial majority of our revenue and continue to seek commercial agreements which include minimum commitments

•Generate third-party revenue from certain of our assets and seek future third-party growth opportunities

Grow Through Acquisitions and Organic Projects.
•Pursue strategic acquisitions independently and jointly with PBF Energy that complement and grow our asset base

•Pursue strategic organic projects that enhance our existing assets and increase our revenues

•Take advantage of opportunistic dropdown transactions with our parent sponsor that may arise

Seek to Optimize Our Existing Assets and Pursue Third-Party Volumes.	•Enhance profitability by increasing throughput volumes from PBF Energy, attracting third-party volumes, improving operating efficiencies and managing costs

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

EBITDA, EBITDA Attributable to PBFX, Adjusted EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation, amortization, impairment expense and change in contingent consideration. We define EBITDA attributable to PBFX as net income (loss) attributable to PBFX before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation, amortization, impairment expense and change in contingent consideration attributable to PBFX, which excludes the results of Acquisitions from PBF prior to the effective dates of such transactions and earnings attributable to the CPI earn-out (the portion of earnings associated with an earn-out provision related to the purchase of CPI). We define Adjusted EBITDA as EBITDA attributable to PBFX excluding acquisition and transaction costs, non-cash unit-based compensation expense and items that meet the conditions of unusual, infrequent and/or non-recurring charges. We define distributable cash flow as EBITDA attributable to PBFX plus non-cash unit-based compensation expense, less cash interest, maintenance capital expenditures attributable to PBFX and income taxes. Distributable cash flow will not reflect changes in working capital balances. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are not presentations made in accordance with GAAP.

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations due to our acquisition activity, which is discussed in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, the IDR Restructuring, certain debt and equity transactions and our annual inflation adjustment to our commercial agreements. Additionally, our results may not be comparative to prior periods due to the impact of the COVID-19 pandemic on our business in 2020, including lower throughput volumes at our terminals, as the industry reacts to the related economic downturn and volatile commodity market.

Furthermore, our results of operations may not be comparable to our historical results of operations due to the termination of the CPI Processing Agreement, which resulted in an impairment charge of $7.0 million to write-down the related processing unit assets and customer contract intangible asset of $3.0 million and $4.0 million, respectively. Refer to Note 6 “Property, Plant and Equipment, Net” and Note 7 “Goodwill and Intangibles” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion. Approximately $35.2 million of our revenue for the year ended December 31, 2020 was attributable to the CPI Processing Agreement.

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

Factors driving the prices of petroleum-based commodities include supply and demand for crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the first quarter of 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. These factors have resulted in significant demand destruction for refined petroleum products and atypical volatility in oil commodity prices through the end of 2020 and may continue for the foreseeable future. Although the effects may be mitigated by MVC provisions in certain of our commercial contracts, this overall demand destruction and market environment could lead to lower storage or throughput volumes processed at our assets, which could negatively impact our results of operations and cash flows. While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic, a significant portion of the negative impacts and risk to us may be mitigated through our MVCs within the commercial agreements with PBF Holding. Refer to “Item 1A. Risk Factors” of this Form 10-K for more information on factors affecting margins and commodity pricing.

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

Third-Party Business. As of December 31, 2020, PBF Holding accounts for a substantial majority of our revenue, and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Holding’s refineries. We are examining further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to explore expanding our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations are presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance.

Combined Overview. The following tables summarize our results of operations and financial data for the years ended December 31, 2020, 2019 and 2018. The following data should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Revenue:
Affiliate	$289,406	$300,877	$259,426
Third-Party	70,849	39,335	24,014
Total revenue	360,255	340,212	283,440

Costs and expenses:
Operating and maintenance expenses	99,852	118,614	88,390
General and administrative expenses	18,748	24,515	21,371
Depreciation and amortization	53,707	38,601	29,809
Impairment expense	7,000	—	—
Change in contingent consideration	(14,390)	(790)	—
Total costs and expenses	164,917	180,940	139,570

Income from operations	195,338	159,272	143,870

Other expense:
Interest expense, net	(44,377)	(46,555)	(40,541)
Amortization of loan fees and debt premium	(1,741)	(1,780)	(1,717)
Accretion on discounted liabilities	(1,788)	(2,768)	(775)
Net income	147,432	108,169	100,837
Less: Net loss attributable to Predecessor	—	—	(2,443)
Less: Net income attributable to noncontrolling interest	—	7,881	17,819
Net income attributable to the partners	147,432	100,288	85,461
Less: Net income attributable to the IDR holder	—	—	10,011
Net income attributable to PBF Logistics LP unitholders	$147,432	$100,288	$75,450

Other data:
EBITDA attributable to PBFX	$229,995	$184,807	$152,428
Adjusted EBITDA	237,010	200,988	161,081
Distributable cash flow	181,740	137,050	111,586
Capital expenditures, including acquisitions	12,308	31,746	175,696

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

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$147,432	$108,169	$100,837
Interest expense, net	44,377	46,555	40,541
Amortization of loan fees and debt premium	1,741	1,780	1,717
Accretion on discounted liabilities	1,788	2,768	775
Change in contingent consideration	(14,390)	(790)	—
Impairment expense	7,000	—	—
Depreciation and amortization	53,707	38,601	29,809
EBITDA	241,655	197,083	173,679
Less: Predecessor EBITDA	—	—	(2,051)
Less: Noncontrolling interest EBITDA	—	10,180	23,302
Less: Earnings attributable to the CPI earn-out	11,660	2,096	—
EBITDA attributable to PBFX	229,995	184,807	152,428
Non-cash unit-based compensation expense	4,939	6,765	5,757
Cash interest	(45,088)	(47,081)	(40,685)
Maintenance capital expenditures attributable to PBFX	(8,106)	(7,441)	(5,914)
Distributable cash flow	$181,740	$137,050	$111,586

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, which is the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net cash provided by operating activities	$186,642	$149,007	$133,141
Change in operating assets and liabilities	15,575	8,286	5,754
Interest expense, net	44,377	46,555	40,541
Non-cash unit-based compensation expense	(4,939)	(6,765)	(5,757)
EBITDA	241,655	197,083	173,679
Less: Predecessor EBITDA	—	—	(2,051)
Less: Noncontrolling interest EBITDA	—	10,180	23,302
Less: Earnings attributable to the CPI earn-out	11,660	2,096	—
EBITDA attributable to PBFX	229,995	184,807	152,428
Non-cash unit-based compensation expense	4,939	6,765	5,757
Cash interest	(45,088)	(47,081)	(40,685)
Maintenance capital expenditures attributable to PBFX	(8,106)	(7,441)	(5,914)
Distributable cash flow	$181,740	$137,050	$111,586

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$147,432	$108,169	$100,837
Interest expense, net	44,377	46,555	40,541
Amortization of loan fees and debt premium	1,741	1,780	1,717
Accretion on discounted liabilities	1,788	2,768	775
Change in contingent consideration	(14,390)	(790)	—
Impairment expense	7,000	—	—
Depreciation and amortization	53,707	38,601	29,809
EBITDA	241,655	197,083	173,679
Less: Predecessor EBITDA	—	—	(2,051)
Less: Noncontrolling interest EBITDA	—	10,180	23,302
Less: Earnings attributable to the CPI earn-out	11,660	2,096	—
EBITDA attributable to PBFX	229,995	184,807	152,428
Acquisition and transaction costs	1,382	3,842	2,896
Non-cash unit-based compensation expense	4,939	6,765	5,757
East Coast Terminals environmental remediation costs	694	4,692	—
PNGPC tariff true-up adjustment	—	882	—
Adjusted EBITDA	$237,010	$200,988	$161,081

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA, for informational purposes, for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income attributable to noncontrolling interest	$—	$7,881	$17,819
Depreciation and amortization related to noncontrolling interest (a)	—	2,299	5,483
Noncontrolling interest EBITDA	$—	$10,180	$23,302
____________
(a)Represents 50% of depreciation and amortization for Torrance Valley Pipeline Company LLC (“TVPC”) for the five months ended May 31, 2019 and the year ended December 31, 2018. Subsequent to acquiring the remaining 50% equity interest in TVPC on May 31, 2019 (the “TVPC Acquisition”), we own 100% of the equity interest in TVPC and no longer record a noncontrolling interest.

Summary.

Our net income for the year ended December 31, 2020 increased by approximately $39.3 million, or 36.3%, to $147.4 million from $108.2 million for the year ended December 31, 2019, details of which are shown in the following graph and further described below.

The increase in net income was primarily due to the following:
•an increase in total revenue of approximately $20.0 million, or 5.9%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility, operations of recently constructed assets and inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”) in 2020, offset by lower revenue attributable to certain assets not subject to MVC shortfall payments due to a reduction in throughput volumes as a result of the COVID-19 pandemic, as well as lower pass-through utilities fees;
•a decrease in operating and maintenance expenses of approximately $18.8 million, or 15.8%, as a result of decreased discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower environmental clean-up remediation costs, lower utility expenses due to reduced energy usage and no remediation of product contamination costs in 2020 compared to costs incurred in 2019 for product contamination remediation at one of our terminals, offset by expenses related to the recommencement of operations of certain assets at our East Coast storage facility;
•a decrease in general and administrative expenses of approximately $5.8 million, or 23.5%, as a result of decreased acquisition and transaction costs and unit-based compensation expense;
•a decrease in change in contingent consideration of approximately $13.6 million due to the termination of the CPI Processing Agreement in Q4 2020 and the resulting elimination of the projected earn-out liability for future periods, offset by an increase in estimated future payouts for the current annual period of the CPI Processing Agreement; and
•a decrease in other expenses of approximately $3.2 million, or 6.3%, related to:
◦a decrease in interest expense of approximately $2.2 million, or 4.7%, as a result of lower borrowings under our Revolving Credit Facility; and
◦a decrease in accretion on discounted liabilities of approximately $1.0 million, or 35.4%, due to lower outstanding liability;

offset by the following:
•an increase in depreciation and amortization of approximately $15.1 million, or 39.1%, resulting from the accelerated depreciation and amortization of certain CPI tangible and intangible assets, which were subject to the termination of the CPI Processing Agreement in Q4 2020, as well as the timing of acquisitions and new assets being placed in service; and
•an increase in impairment expense of $7.0 million resulting from an impairment charge to write-down the processing unit assets and customer contract intangible asset in connection with the termination of the CPI Processing Agreement.

EBITDA attributable to PBFX for the year ended December 31, 2020 increased by approximately $45.2 million to $230.0 million from $184.8 million for the year ended December 31, 2019 due to the factors noted above, excluding the impact of depreciation and amortization, impairment expense, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration, noncontrolling interest and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the year ended December 31, 2020 increased by approximately $36.0 million to $237.0 million from $201.0 million for the year ended December 31, 2019 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation, certain environmental remediation costs and certain tariff true-up adjustments.

Our net income for the year ended December 31, 2019 increased by approximately $7.3 million, or 7.3%, to $108.2 million from $100.8 million for the year ended December 31, 2018, details of which are shown in the following graph and further described below.

The increase in net income was primarily due to the following:
•an increase in total revenue of approximately $56.8 million, or 20.0%, primarily attributable to operations of recently acquired or constructed assets, including the recommencement of certain of the idled assets acquired in the acquisition of the East Coast Storage Assets (the “East Coast Storage Assets Acquisition”), the 2019 Inflation Rate Increase and higher throughput at certain of our assets, offset by a decrease in revenue at the Paulsboro Natural Gas Pipeline due to a reduction in its pipeline tariff based on the lower than budget Paulsboro Natural Gas Pipeline project costs, which were finalized during the first quarter of 2019 (the “PNGPC Rate Adjustment”); and

•an increase in change in contingent consideration of approximately $0.8 million as a result of the change in estimated future payouts associated with the Contingent Consideration;
offset by the following:
•an increase in operating and maintenance expenses of approximately $30.2 million, or 34.2%, as a result of expenses related to the operations of recently acquired assets, higher environmental clean-up remediation costs, increased maintenance activity, increased utility expenses coinciding with higher throughput at certain of our assets, increased regulatory costs and remediation of product contamination costs at one of our terminals;
•an increase in general and administrative expenses of approximately $3.1 million, or 14.7%, as a result of transaction costs related to the IDR Restructuring, higher unit-based compensation expense and higher annual expense associated with the Omnibus Agreement, offset by lower acquisition related costs;
•an increase in depreciation and amortization of approximately $8.8 million, or 29.5%, related to the timing of acquisitions and new assets being placed in service; and
•an increase in other expense of approximately $8.1 million, or 18.8%, related to:
◦an increase in interest expense, net of approximately $6.0 million, or 14.8%, attributable to higher borrowings under the Revolving Credit Facility;
◦an increase in amortization of loan fees and debt premium of approximately $0.1 million, or 3.7%; and
◦an increase in accretion on discounted liabilities of approximately $2.0 million, or 257.2%, attributable to a full year of accretion on the discounted liabilities recorded in connection with the acquisition of the East Coast Storage Assets.

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

Segment Information

Our operations are comprised of operating segments, which are strategic business units that offer different services in various geographical locations. We review operations in two reportable segments: (i) Transportation and Terminaling and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of our reportable segments based on the segment operating income. Segment operating income is defined as net revenue less operating expenses, depreciation and amortization, impairment expense and change in contingent consideration. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is further discussed in Note 14 “Segment Information” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$248,134	$261,847	$232,316
Third-party	22,889	20,898	18,096
Total revenue	271,023	282,745	250,412

Costs and expenses:
Operating and maintenance expenses	73,451	91,883	76,176
Depreciation and amortization	28,308	27,826	24,899
Total costs and expenses	101,759	119,709	101,075
Transportation and Terminaling Segment Operating Income	$169,264	$163,036	$149,337

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd)*	230,167	293,504	291,655
Lease tank capacity (average lease capacity barrels per month)**	2,396,478	2,194,328	2,067,660
Pipelines
Total throughput (bpd)*	149,049	163,608	164,787
Lease tank capacity (average lease capacity barrels per month)**	1,136,222	1,377,544	1,583,294
____________
(*) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(**)Lease capacity is based on tanks in service and average lease capacity available during the period.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Our Transportation and Terminaling operating income for the year ended December 31, 2020 increased by approximately $6.2 million, or 3.8%, to $169.3 million from $163.0 million for the year ended December 31, 2019, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:
•a decrease in operating and maintenance expenses of approximately $18.4 million, or 20.1%, as a result of decreased discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower environmental clean-up remediation costs and lower utility expenses due to reduced energy usage and no remediation of product contamination costs in 2020 compared to costs incurred in 2019 for product contamination remediation at one of our terminals;
offset by the following:
•a decrease in revenue of approximately $11.7 million, or 4.1%, primarily attributable to a reduction in throughput volumes as a result of the COVID-19 pandemic, as well as lower pass-through utilities fees, offset by the 2020 Inflation Rate Increase; and
•an increase in depreciation and amortization of approximately $0.5 million, or 1.7%, related to the timing of acquisitions and new assets being placed in service.

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

The increase in operating income was primarily due to the following:
•an increase in revenue of approximately $32.3 million, or 12.9%, primarily attributable to operations of recently acquired or constructed assets, higher throughput at certain of our assets and the 2019 Inflation Rate Increase, offset by a decrease in revenue at the Paulsboro Natural Gas Pipeline due to the PNGPC Rate Adjustment;
offset by the following:
•an increase in operating and maintenance expenses of approximately $15.7 million, or 20.6%, due to expenses related to the operations of recently acquired assets, higher environmental clean-up remediation costs, increased maintenance activity, increased utility expenses coinciding with higher throughput at certain of our assets, remediation of product contamination costs at one of our terminals and increased regulatory costs; and
•an increase in depreciation and amortization of approximately $2.9 million, or 11.8%, related to the timing of acquisitions and new assets being placed in service.

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
(in thousands, except for storage capacity reserved and total throughput)
Revenue:
Affiliate	$41,272	$39,030	$27,110
Third-party	47,960	18,437	5,918
Total revenue	89,232	57,467	33,028

Costs and expenses:
Operating and maintenance expenses	26,401	26,731	12,214
Depreciation and amortization	25,399	10,775	4,910
Impairment expense	7,000	—	—
Change in contingent consideration	(14,390)	(790)	—
Total costs and expenses	44,410	36,716	17,124
Storage Segment Operating Income	$44,822	$20,751	$15,904

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)*	7,630,699	7,891,670	7,550,292
Total throughput (bpd)**	22,958	29,056	—
____________
(*)Storage capacity is based on tanks in service and average shell capacity available during the period.
(**)Calculated as the sum of the average throughput per day for each asset group for the period presented.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Our Storage operating income for the year ended December 31, 2020 increased by approximately $24.1 million, or 116.0%, to $44.8 million from $20.8 million for the year ended December 31, 2019, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:
•an increase in revenue of approximately $31.8 million, or 55.3%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility and the 2020 Inflation Rate Increase;
•an increase in change in contingent consideration of approximately $13.6 million due to the termination of the CPI Processing Agreement in Q4 2020 and the resulting elimination of the projected earn-out liability for future periods, offset by the increase in estimated future payouts for the current annual period of the CPI Processing Agreement; and
•a decrease in operating and maintenance expenses of approximately $0.3 million, or 1.2%, as a result of decreased spending at our facilities due to cost cutting measures taken as a result of the COVID-19 pandemic, including lower maintenance activity, offset by the recommencement of operations of certain assets at our East Coast storage facility;
offset by the following:
•an increase in depreciation and amortization of approximately $14.6 million, or 135.7%, resulting from the accelerated depreciation and amortization of certain CPI tangible and intangible assets, which were subject to the termination of the CPI Processing Agreement in Q4 2020, as well as the timing of acquisitions and new assets being placed in service; and
•an increase in impairment expense of $7.0 million resulting from an impairment charge to write-down the processing unit assets and customer contract intangible asset in connection with the termination of the CPI Processing Agreement.

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

The increase in operating income was primarily due to the following:
•an increase in revenue of approximately $24.4 million, or 74.0%, primarily attributable to the East Coast Storage Assets operations, including the recommencement of certain of the idled assets acquired in the East Coast Storage Assets Acquisition, and the 2019 Inflation Rate Increase; and
•an increase in change in contingent consideration of approximately $0.8 million, as a result of the change in estimated future payouts associated with the Contingent Consideration;
offset by the following:
•an increase in operating and maintenance expenses of approximately $14.5 million, or 118.9%, due to expenses associated with the East Coast Storage Assets, as well as increased regulatory costs; and
•an increase in depreciation and amortization of approximately $5.9 million, or 119.5%, related to the timing of acquisitions and new assets being placed in service.

Liquidity and Capital Resources

Due to the COVID-19 pandemic and the current challenging and volatile market conditions, our business and operating results have been impacted by demand destruction for refined petroleum products as a result of the worldwide economic slowdown and governmental and consumer responses, including travel restrictions and stay-at-home orders. Such conditions continue to affect our operations and financial condition due to changes in the usage and level of demand for our services, including a reduction in third-party and incremental affiliate revenue. We expect our ongoing sources of liquidity to include cash generated from operations (a significant portion of which are supported by MVCs in our commercial agreements), borrowings under the Revolving Credit Facility and issuances of additional debt and equity securities as appropriate given market conditions. Additionally, we remain focused on opportunities to support our financial position in the current environment, including limiting capital expenditures, reducing discretionary activities and third-party services and continually assessing our quarterly distribution level. While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic and volatile market conditions, we expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs, including our debt service, capital expenditures and distributions on our units. We may also pursue other strategic initiatives to strengthen our financial position, including debt and/or equity securities repurchases, to the extent such initiatives can be funded without impairing our liquidity. Refer to “Item 1A. Risk Factors” of this Form 10-K for further information.

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

In response to the impacts of the COVID-19 pandemic, we reduced our quarterly distribution to our minimum quarterly distribution of $0.30 per unit effective with the distribution for the first quarter of 2020. This reduction represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to pursue potential organic growth projects or strategic acquisition opportunities. However, we intend to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $18.9 million per quarter and approximately $75.6 million on an annualized basis based on the number of common units outstanding as of December 31, 2020.

As of December 31, 2020, we had approximately $331.4 million of liquidity, including approximately $36.3 million in cash and cash equivalents, and access to approximately $295.1 million under the Revolving Credit Facility.

The tables below summarize our 2020 and 2019 quarterly distributions related to our quarterly financial results:

Quarter Ended	Declaration Date	Quarterly Distribution per Common Unit	Quarterly Distribution per Common Unit, Annualized	Total Cash Distributions (in thousands) (a)
December 31, 2020	February 11, 2021	$0.3000	$1.2000	$18,709
September 30, 2020	October 29, 2020	0.3000	1.2000	18,708
June 30, 2020	July 31, 2020	0.3000	1.2000	18,706
March 31, 2020	May 15, 2020	0.3000	1.2000	18,705
December 31, 2019	February 13, 2020	0.5200	2.0800	32,308
September 30, 2019	October 31, 2019	0.5200	2.0800	32,298
June 30, 2019	August 1, 2019	0.5150	2.0600	31,986
March 31, 2019	May 1, 2019	0.5100	2.0400	31,674
____________
(a)Cash distributions are paid in the quarter subsequent to the period in which the distributions are earned. For the quarter ended December 31, 2020, the total cash distribution was estimated based on vested shares anticipated to be outstanding as of the record date. We do not expect the actual distribution to be materially different.

Credit Facilities

Revolving Credit Facility

The maximum amount available under the Revolving Credit Facility was increased to $500.0 million in July 2018. We have the ability to further increase the maximum amount of the Revolving Credit Facility by an additional $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from its lenders or other financial institutions and satisfaction of certain conditions. Refer to Note 8 “Debt” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information regarding the Revolving Credit Facility, as well as information pertaining to corresponding financial and other covenants. We are in compliance with the financial and other covenants as of December 31, 2020.

During the year ended December 31, 2020, we made net repayments of $83.0 million under the Revolving Credit Facility.

Senior Notes

During 2015 and 2017, we and our wholly-owned subsidiary, PBF Finance, issued a combined $525.0 million aggregate principal amount of the 2023 Notes. The 2023 Notes are guaranteed on a senior unsecured basis by all of our subsidiaries. In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the indenture governing the 2023 Notes. We have the option to repurchase all or a portion of the 2023 Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the 2023 Notes have the option to require that we repurchase the principal amounts of the 2023 Notes together with any accrued and unpaid interest to the date of redemption only upon a change in control, certain asset sale transactions, or in the event of a default as defined in the indenture governing the 2023 Notes. In addition, the 2023 Notes contain covenants limiting our and our restricted subsidiaries’ ability to make certain types of investments, incur additional debt, issue preferred equity, create liens, make certain payments, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. We are in compliance with the covenants as of December 31, 2020.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net cash provided by operating activities	$186,642	$149,007	$133,141
Net cash used in investing activities	(12,308)	(31,746)	(175,696)
Net cash (used in) provided by financing activities	(173,016)	(102,203)	42,799
Net change in cash and cash equivalents	$1,318	$15,058	$244

Cash Flows from Operating Activities

Net cash provided by operating activities increased by approximately $37.6 million to $186.6 million for the year ended December 31, 2020 compared to $149.0 million for the year ended December 31, 2019. The increase in net cash provided by operating activities was the result of an increase in net income of approximately $39.3 million and a net increase in non-cash charges relating to depreciation and amortization, impairment expense, amortization of loan fees and debt premium, accretion on discounted liabilities, unit-based compensation and change in contingent consideration of approximately $5.7 million, offset by a decrease in the net changes in operating assets and liabilities of approximately $7.3 million primarily driven by the timing of collection of accounts receivables and liability payments.

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

Cash Flows from Investing Activities

Net cash used in investing activities decreased by approximately $19.4 million to $12.3 million for the year ended December 31, 2020 compared to $31.7 million for the year ended December 31, 2019. The decrease in net cash used in investing activities was due to a decrease in capital expenditures of approximately $19.4 million primarily related to a reduction in capital spending in the current year in response to the COVID-19 pandemic and higher capital spend on organic growth projects in 2019 compared to 2020.

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

Cash Flows from Financing Activities

Net cash used in financing activities increased by approximately $70.8 million to $173.0 million for the year ended December 31, 2020 compared to net cash used in financing activities of $102.2 million for the year ended December 31, 2019. Net cash used in financing activities for the year ended December 31, 2020 consisted of distributions to unitholders of $88.4 million, net repayments of $83.0 million under the Revolving Credit Facility and deferred financing costs and other of $1.6 million. Net cash used in financing activities for the year ended December 31, 2019 consisted of the acquisition of the TVPC noncontrolling interest for $200.0 million, distributions to unitholders of $123.9 million, the deferred payment for the East Coast Storage Assets Acquisition of $32.0 million and distributions to TVPC members of $8.5 million, offset by proceeds from issuance of common units of $132.5 million, net borrowings under the Revolving Credit Facility of $127.0 million and deferred financing costs and other of $2.7 million.

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

Capital expenditures for the periods presented were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Expansion*	$2,756	$23,632	$169,023
Maintenance	8,106	7,820	6,168
Regulatory	1,446	294	505
Total capital expenditures	$12,308	$31,746	$175,696
____________
(*)Expansion capital expenditures include our acquisitions for the periods presented.

For the year ended December 31, 2020, our capital expenditures were primarily incurred for maintenance of the East Coast Terminals, the Toledo Storage Facility and the Torrance Valley Pipeline, as well as growth projects associated with the East Coast Storage Assets. For the year ended December 31, 2019, our capital expenditures were primarily incurred for growth projects associated with the East Coast Storage Assets and the Development Assets and maintenance of the Toledo Storage Facility, the East Coast Terminals and the Torrance Valley Pipeline. For the year ended December 31, 2018, our capital expenditures were primarily incurred for the acquisition of the East Coast Storage Assets and the Knoxville Terminals, organic growth projects associated with the Development Assets and maintenance of the Toledo Storage Facility, the East Coast Terminals and the Torrance Valley Pipeline.

We currently expect to spend an aggregate of between approximately $10.0 million and $20.0 million during 2021 for capital expenditures, of which between approximately $10.0 million and $14.0 million relate to maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2021. We may rely on external sources including other borrowings under the Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion.

Contractual Obligations

Information regarding our contractual obligations as of December 31, 2020 is set forth in the following table:

	Payments Due by Period
	Totals	2021	2022 and 2023	2024 and 2025	2026 and Beyond
	(In thousands)

Long-term debt obligations (1)	$725,000	$—	$725,000	$—	$—
Interest (2)	105,988	42,192	63,796	—	—
Affiliate - services agreements (3)	195,318	16,862	33,724	33,724	111,008
Environmental obligations (4)	1,760	402	750	495	113
Construction obligations	962	962	—	—	—
Contingent Consideration (5)	12,120	12,120	—	—	—
Operating leases and other (6)	9,918	2,107	1,265	1,150	5,396
Total obligations	$1,051,066	$74,645	$824,535	$35,369	$116,517
____________________
(1)No principal amounts are due under the 2023 Notes and Revolving Credit Facility until May 2023 and July 2023, respectively.
(2)Includes interest on the 2023 Notes and Revolving Credit Facility based on outstanding indebtedness as of December 31, 2020. Includes commitment fees on the Revolving Credit Facility through July 2023 using rates in effect at December 31, 2020.
(3)Includes annual fixed payments under the Omnibus Agreement and the Services Agreement, as well as estimated obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to us. Obligations under these agreements are expected to continue through the terms of our existing commercial agreements.
(4)Includes environmental liabilities associated with the East Coast Terminals, the Torrance Valley Pipeline and the East Coast Storage Assets. In accordance with the Contribution Agreement for TVPC, PBF Holding has indemnified us for any and all costs associated with environmental remediation for obligations that existed on or before August 31, 2016, including all known or unknown events.
(5)Includes the estimated Contingent Consideration amount payable to Crown Point International, LLC related to the acquisition of the East Coast Storage Assets and related earn-out payments.
(6)Includes operating leases and rental and franchise payments to secure right of way access across certain East Coast Terminals and Torrance Valley Pipeline assets with various terms and tenures.

Effects of Inflation

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2020, 2019 and 2018, respectively, except as noted above for the Inflation Rate Increases.

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

Environmental Liabilities

Contaminations resulting from spills of crude oil or petroleum products are not unusual within the petroleum terminaling or transportation industries, and, historically, spills at truck and rail racks and terminals have resulted in contamination of the environment, including soils and groundwater.

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

As of December 31, 2020, we have recorded a total liability related to environmental remediation costs of $1.8 million related to existing environmental liabilities. Refer to Note 12 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

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

PBF Logistics LP serves as “Issuer,” with PBF Finance as “Co-Issuer.” The indenture dated May 12, 2015, as supplemented, among us, PBF Finance, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.”

In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to restrictions included in the indenture. Refer to PBF LLC’s consolidated financial statements, which are included in its Annual Report on Form 10-K for the period ended December 31, 2020.

The Co-Issuer has no independent assets or operations and we do not have any subsidiaries designated as “Non-Guarantor Subsidiaries.” As such, the consolidated results of the Issuer and Guarantor Subsidiaries are reflected in our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions affected by the expected market transition from LIBOR and other interbank rates if certain criteria are met. The amendments in ASU 2020-04 are effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of ASU 2020-04. We are currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

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

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At December 31, 2020, we had $200.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $4.0 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

We continually monitor our market risk exposure, including the impact and developments related to COVID-19, which has introduced significant volatility in the financial markets during the year ended December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PBF Logistics GP LLC and
Unitholders of PBF Logistics LP and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PBF Logistics LP and subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, partners’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

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

Acquisitions - East Coast Storage Assets Acquisition and Commitments and Contingencies - Contingent Consideration – Refer to Notes 4 and 12 to the Consolidated Financial Statements

Critical Audit Matter Description

In October 2018, the Partnership completed the acquisition of the East Coast Storage Assets for total consideration of $127.0 million, including contingent consideration of $21.1 million. The contingent consideration is an earn-out agreement based on the operating profits associated with an underlying commercial agreement. The Partnership and seller share equally in the operating profits associated with the underlying commercial agreement, over a contractual term of up to three years starting in 2019. During 2020, pursuant to the terms of the commercial agreement, the counterparty exercised its right to terminate the contract at the end of 2020. As of December 31, 2020, the contingent consideration recorded was $12.1 million. The determination of the contingent consideration, and the reassessment of the liability, required management to make significant estimates and assumptions related to the determination of the operating profit and future shutdown expenditures.

Given that the determination of the contingent consideration requires management to make significant estimates and assumptions, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the contingent consideration included the following, among others:
•We tested the effectiveness of controls over the valuation of the contingent consideration, including management’s controls over reassessing key assumptions used to determine if adjustments to the contingent liability were needed.
•We evaluated whether the operating profits utilized in the earn-out calculation were consistent with both the actual operating profits recorded and the terms of the earn-out agreement.
•We evaluated whether the operating profit and future shutdown expenditures determined by management are consistent with the evidences obtained in other areas of the audit.
•We evaluated if the operating profit was consistent with evidence obtained in other areas of the audit.
•We tested the mathematical accuracy of the contingent consideration calculation.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 18, 2021

We have served as the Partnership’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PBF Logistics GP LLC and Unitholders of PBF Logistics LP and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PBF Logistics LP and subsidiaries (the “Partnership”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Partnership and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 18, 2021

PBF LOGISTICS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$36,284	$34,966
Accounts receivable - affiliates	53,220	48,056
Accounts receivable	11,382	7,351
Prepaids and other current assets	2,590	3,828
Total current assets	103,476	94,201
Property, plant and equipment, net	820,174	854,610
Goodwill	6,332	6,332
Other non-current assets	3,570	17,859
Total assets	$933,552	$973,002
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$4,940	$6,454
Accounts payable	4,602	10,224
Accrued liabilities	32,224	27,839
Deferred revenue	2,117	3,189
Total current liabilities	43,883	47,706
Long-term debt	720,845	802,104
Other long-term liabilities	1,607	18,109
Total liabilities	766,335	867,919

Commitments and contingencies (Note 12)

Equity:
Common unitholders (62,364,838 and 62,130,035 units issued and outstanding, as of December 31, 2020 and 2019, respectively)	167,217	105,083
Total equity	167,217	105,083
Total liabilities and equity	$933,552	$973,002

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2020	2019	2018

Revenue:
Affiliate	$289,406	$300,877	$259,426
Third-party	70,849	39,335	24,014
Total revenue	360,255	340,212	283,440

Costs and expenses:
Operating and maintenance expenses	99,852	118,614	88,390
General and administrative expenses	18,748	24,515	21,371
Depreciation and amortization	53,707	38,601	29,809
Impairment expense	7,000	—	—
Change in contingent consideration	(14,390)	(790)	—
Total costs and expenses	164,917	180,940	139,570

Income from operations	195,338	159,272	143,870

Other expense:
Interest expense, net	(44,377)	(46,555)	(40,541)
Amortization of loan fees and debt premium	(1,741)	(1,780)	(1,717)
Accretion on discounted liabilities	(1,788)	(2,768)	(775)
Net income	147,432	108,169	100,837
Less: Net loss attributable to Predecessor	—	—	(2,443)
Less: Net income attributable to noncontrolling interest	—	7,881	17,819
Net income attributable to the partners	147,432	100,288	85,461
Less: Net income attributable to the IDR holder	—	—	10,011
Net income attributable to PBF Logistics LP unitholders	$147,432	$100,288	$75,450

Net income per limited partner unit:
Common units - basic	$2.36	$1.71	$1.73
Common units - diluted	2.36	1.71	1.73

Weighted-average limited partner units outstanding:
Common units - basic	62,535,964	58,583,231	43,646,997
Common units - diluted	62,543,700	58,687,945	43,731,299

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in thousands)

	Net Investment	Common Units	IDR	Noncontrolling Interest	Total
Balance at January 1, 2018	$10,665	$(17,544)	$2,736	$171,903	$167,760
Net loss attributable to Development Assets	(2,443)	—	—	—	(2,443)
Sponsor contributions	4,455	—	—	—	4,455
Allocation of Development Assets acquired to unitholders	(12,677)	12,677	—	—	—
Quarterly distributions to unitholders (including IDRs)	—	(87,384)	(12,747)	—	(100,131)
Distributions to TVPC members	—	—	—	(20,250)	(20,250)
Net income attributable to the partners	—	75,450	10,011	17,819	103,280
Unit-based compensation expense	—	5,757	—	—	5,757
Contributions from PBF LLC	—	1,056	—	—	1,056
Issuance of common units, net of expenses	—	34,820	—	—	34,820
Other	—	(1,114)	—	—	(1,114)
Balance at December 31, 2018	$—	$23,718	$—	$169,472	$193,190

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (continued)
(in thousands)

	Net Investment	Common Units	IDR	Noncontrolling Interest	Total
Balance at January 1, 2019	$—	$23,718	$—	$169,472	$193,190
Quarterly distributions to unitholders	—	(125,483)	—	—	(125,483)
Distributions to TVPC members	—	—	—	(8,500)	(8,500)
Net income attributable to the partners	—	100,288	—	7,881	108,169
Unit-based compensation expense	—	6,765	—	—	6,765
Acquisition of TVPC noncontrolling interest	—	(31,147)	—	(168,853)	(200,000)
Issuance of common units, net of expenses	—	132,483	—	—	132,483
Other	—	(1,541)	—	—	(1,541)
Balance at December 31, 2019	$—	$105,083	$—	$—	$105,083

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (continued)
(in thousands)

	Net Investment	Common Units	IDR	Noncontrolling Interest	Total
Balance at January 1, 2020	$—	$105,083	$—	$—	$105,083
Quarterly distributions to unitholders	—	(89,338)	—	—	(89,338)
Net income attributable to the partners	—	147,432	—	—	147,432
Unit-based compensation expense	—	4,939	—	—	4,939
Other	—	(899)	—	—	(899)
Balance at December 31, 2020	$—	$167,217	$—	$—	$167,217
See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$147,432	$108,169	$100,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,707	38,601	29,809
Impairment expense	7,000	—	—
Amortization of loan fees and debt premium	1,741	1,780	1,717
Accretion on discounted liabilities	1,788	2,768	775
Unit-based compensation expense	4,939	6,765	5,757
Change in contingent consideration	(14,390)	(790)	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(5,164)	(11,004)	3,765
Accounts receivable	(4,031)	810	(6,088)
Prepaids and other current assets	1,238	(472)	(679)
Accounts payable - affiliates	(1,514)	(1,645)	(253)
Accounts payable	(6,050)	5,564	(964)
Accrued liabilities	3,478	509	(1,372)
Deferred revenue	(1,072)	229	1,522
Other assets and liabilities	(2,460)	(2,277)	(1,685)
Net cash provided by operating activities	186,642	149,007	133,141

Cash flows from investing activities:
Expenditures for property, plant and equipment	(12,308)	(31,746)	(42,351)
Knoxville Terminals Purchase	—	—	(58,356)
East Coast Storage Assets Acquisition	—	—	(74,989)
Net cash used in investing activities	$(12,308)	$(31,746)	$(175,696)
See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Proceeds from issuance of common units	$—	$132,483	$34,820
Acquisition of TVPC noncontrolling interest	—	(200,000)	—
Distributions to unitholders	(88,426)	(123,910)	(98,786)
Distributions to TVPC members	—	(8,500)	(20,250)
Deferred payment for the East Coast Storage Assets Acquisition	—	(32,000)	—
Contribution from parent	—	—	4,201
Proceeds from revolving credit facility	100,000	228,000	170,000
Repayment of revolving credit facility	(183,000)	(101,000)	(43,700)
Deferred financing costs and other	(1,590)	2,724	(3,486)
Net cash (used in) provided by financing activities	(173,016)	(102,203)	42,799

Net change in cash and cash equivalents	1,318	15,058	244
Cash and cash equivalents, beginning of period	34,966	19,908	19,664
Cash and cash equivalents, end of period	$36,284	$34,966	$19,908

Supplemental cash flow disclosures:
Non-cash activities:
Contribution of net assets from PBF LLC	$—	$242	$1,056
Accrued and unpaid capital expenditures	962	1,193	4,632
Deferred payment for East Coast Storage Assets Acquisition	—	—	30,900
East Coast Storage Assets contingent consideration	—	—	21,100
Units issued as consideration for acquisitions	—	—	31,586
Units issued in connection with the IDR Restructuring	—	215,300	—
Assets acquired under operating leases	—	482	—
Cash paid during year for:
Interest, net of capitalized interest of $710, $526, and $143 in 2020, 2019 and 2018, respectively	$43,840	$46,539	$39,716

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of December 31, 2020, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (“IPO”). As of December 31, 2020, PBF LLC held a 48.0% limited partner interest in PBFX, with the remaining 52.0% limited partner interest owned by public unit holders.

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

Business Developments

On October 1, 2018, the Partnership acquired from Crown Point International LLC (“Crown Point”), its wholly-owned subsidiary, CPI Operations LLC (“CPI”). In connection with the acquisition, the purchase and sale agreement included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain acquired idled assets, which recommenced operations in October 2019. Pursuant to the terms of the commercial agreement, in the third quarter of 2020, the counterparty exercised its right to terminate the contract at the conclusion of the current contract year (the “CPI Contract Termination”), resulting in an adjustment to the Contingent Consideration (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements). Refer to Note 12 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for further discussion. In addition, as a result of the CPI Contract Termination, the Partnership recorded an impairment charge of $7,000 to write-down the related processing unit assets and customer contract intangible asset of $3,000 and $4,000, respectively. The impairment charge represents a write-down of the CPI assets due to the reduction of future earnings as a result of the CPI Contract Termination. These are nonrecurring impairment events that have a fair value measurement and are classified in level 3 of the fair value hierarchy. The fair values of the assets were determined using the income approach and was based on the expected future net cash flows over the remaining contractual period. Level 3 assumptions were used in the calculation to determine the net cash flows used in the impairment analysis. The assumptions included an estimate of future revenue based on the terms of the contract, an estimate of operating and maintenance expenses associated with the operation of the assets and an estimate of the cost to shut-down the facility at the conclusion of the contractual period. Refer to Note 6 “Property, Plant and Equipment, Net” and Note 7 “Goodwill and Intangibles” of the Notes to Consolidated Financial Statements for further discussion.

Principles of Combination and Consolidation and Basis of Presentation

In connection with the IPO, PBF LLC contributed the assets, liabilities and results of operations of certain crude oil terminaling assets to the Partnership. The assets were owned and operated by PBF Holding’s subsidiaries, Delaware City Refining Company LLC (“DCR”) and Toledo Refining Company LLC, and were contributed to PBF LLC in connection with the IPO. PBF Holding, together with its subsidiaries, owns and operates six oil refineries (two of which are operated as a single unit) and related facilities in North America. PBF Energy, through its ownership in PBF LLC, controls all of the business affairs of PBFX and PBF Holding.

PBFX’s initial assets consisted of a double loop track with ancillary pumping and unloading equipment (the “DCR Rail Terminal”) and a crude truck unloading terminal consisting of lease automatic custody transfer

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

units (the “Toledo Truck Terminal”), which, together with the DCR Rail Terminal, are referred to as the “IPO Assets.” Subsequent to the IPO, the Partnership acquired from PBF LLC a heavy crude oil rail unloading facility at the Delaware City Refinery (the “DCR West Rack,” together with the DCR Rail Terminal, the “DCR Rail Facility”), a tank farm and related facilities, which included a propane storage and loading facility (the “Toledo Storage Facility”), an interstate petroleum products pipeline (the “DCR Products Pipeline”) and truck loading rack (the “DCR Truck Rack”), which are collectively referred to as the “DCR Products Pipeline and Truck Rack,” the San Joaquin Valley pipeline system, which consists of the M55, M1 and M70 crude pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”), the interstate natural gas pipeline at PBF Holding’s Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”) and the Development Assets (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements).

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

The financial statements presented in this Annual Report on Form 10-K (this “Form 10-K”) include the consolidated financial results of PBFX and that of PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), for periods presented, as applicable, related to the historical results of the Acquisitions from PBF prior to the effective date of each transaction with the exception of the Delaware Ethanol Storage Facility (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements), which is considered an asset purchase. The consolidated balance sheets as of December 31, 2020 and 2019 present solely the consolidated financial position of PBFX. PBFX recorded the Acquisitions from PBF at PBF Energy’s historical book value, as the acquisitions were treated as a reorganization of entities under common control. The financial statements of the Contributed Assets have been prepared from the separate records maintained by subsidiaries of PBF Energy and may not necessarily be indicative of the conditions that would have existed or the results of operations if they were operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate expenses applicable to PBF Energy as a whole. Refer to Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements for further discussion.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less, but exclude debt or equity securities classified as U.S. Treasury Securities.

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

Intangibles with definite lives are amortized using the straight-line method over their relative estimated useful life, or the period of which they provide an economic benefit. The customer relationships estimated useful life was determined to be 10 years and the customer contracts estimated useful life was determined to be

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

13 years. Intangible assets are included in “Other non-current assets” within the Partnership’s consolidated balance sheets.

Intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may not be recoverable. If the sum of the expected undiscounted future cash flows related to an intangible asset is less than the carrying amount of that asset, an impairment loss is recognized based on the fair value of the asset.

As a result of the CPI Contract Termination, the Partnership recorded a $4,000 impairment for the write-down of a customer contract intangible asset. Refer to Note 7 “Goodwill and Intangibles” of the Notes to Consolidated Financial Statements for further discussion.

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

As a result of the CPI Contract Termination, the Partnership recorded a $3,000 impairment related to the write-down of the processing unit assets. Refer to Note 6 “Property, Plant and Equipment, Net” of the Notes to Consolidated Financial Statements for further discussion.

Asset Retirement Obligations

PBFX records an asset retirement obligation at fair value for the estimated cost to retire a tangible long-lived asset at the time PBFX incurs that liability, which is generally when the asset is purchased, constructed or leased. PBFX records the liability when it has a legal or contractual obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, PBFX will record the liability when sufficient information is available to estimate the liability’s fair value. Certain of PBFX’s asset retirement obligations are based on its legal obligation to perform remedial activity when it permanently ceases operations of the long-lived assets. PBFX therefore considers the settlement date of these obligations to be indeterminable. Accordingly, PBFX cannot calculate an associated asset retirement liability for these obligations at this time. PBFX will measure and recognize the fair value of these asset retirement obligations when the settlement date is determinable. As of and for the periods ended December 31, 2020 and 2019, the Partnership had no asset retirement obligations.

Product Imbalances

The Partnership incurs product imbalances as a result of tank storage volume fluctuations at certain of its terminals. Fluctuations are due to differences in the measurements of actual product stored as compared to total consigned volumes per the customer. The Partnership uses a year-to-date weighted average market price to value our assets and liabilities related to product imbalances. Product imbalance liabilities are included in “Accrued liabilities” and product imbalance assets are included in “Prepaids and other current assets” in the Partnership’s consolidated balance sheets. As of and for the periods ended December 31, 2020 and 2019, the imbalance amounts were immaterial.

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

Revenue Recognition

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, pipeline, storage and processing services based on the greater of the contractual minimum volume commitment (“MVC”), as applicable, or the delivery of actual volumes transferred based on contractual rates applied to throughput volumes. Prior to the IPO and effective date of the Acquisitions from PBF, a majority of PBFX’s assets were part of the integrated operations of PBF Energy. With the exception of the DCR Products Pipeline and the Paulsboro Lube Oil Terminal (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements), PBF Energy generally recognized only the costs associated with these assets. Following the closing of the IPO and Acquisitions from PBF, PBFX’s revenue is generated by commercial agreements with subsidiaries of PBF Energy. In addition, PBFX generates third-party revenue from certain of its assets. Billings to PBFX’s third-party customers for throughput services are billed monthly for actual totals shipped through the terminals. A portion of the fee-based agreements provide for fixed demand charges, which are recognized as revenue pursuant to the contract terms. Billings to third-party customers for tank lease obligations occur in the prior month and are recorded as deferred revenue, which is recognized in the period in which the customer receives such storage services.

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

Net Income Per Unit

In addition to the common units, PBFX has identified the general partner interest and incentive distribution rights (prior to the IDR Restructuring, as defined below) as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners. Net income per unit applicable to limited partners (including common unitholders) is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common units.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

On February 28, 2019, the Partnership closed on an Equity Restructuring Agreement with PBF LLC and PBF GP, pursuant to which PBFX’s incentive distribution rights (“IDRs”) held by PBF LLC were canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”). Subsequent to the closing of the IDR Restructuring, no distributions were made to PBF LLC with respect to the IDRs, and the newly issued PBFX common units are entitled to normal distributions.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Partnership adopted ASU 2016-13 effective January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Partnership’s consolidated financial statements. Refer to Note 5 “Current Expected Credit Losses” of the Notes to Consolidated Financial Statements for further disclosure related to the adoption of this pronouncement.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions affected by the expected market transition from London Interbank Offering Rate (“LIBOR”) and other interbank rates if certain criteria are met. The amendments in ASU 2020-04 are effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of ASU 2020-04. The Partnership is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

3. REVENUE

Revenue Recognition

In accordance with FASB Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers,” revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which the Partnership expects to be entitled in exchange for those goods or services.

As disclosed in Note 14 “Segment Information” of the Notes to Consolidated Financial Statements, the Partnership’s business consists of two reportable segments: (i) Transportation and Terminaling and (ii) Storage.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Transportation and Terminaling Segment
Terminaling	$144,114	$145,307	$120,342
Pipeline	80,587	81,328	78,073
Other	46,322	56,110	51,997
Total	271,023	282,745	250,412
Storage Segment
Storage	57,932	51,859	33,028
Other	31,300	5,608	—
Total	89,232	57,467	33,028
Total Revenue	$360,255	$340,212	$283,440

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, pipeline, storage and processing services based on contractual rates applied to the greater of contractual MVCs, as applicable, or actual volumes transferred, stored or processed.

Minimum Volume Commitments

Transportation and Terminaling Segment

The Partnership’s Transportation and Terminaling segment consists of product terminals, pipelines, crude unloading facilities and other facilities capable of transporting and handling crude oil, refined products and natural gas. Certain of the affiliate and third-party Transportation and Terminaling commercial agreements contain MVCs. Under these commercial agreements, if the Partnership’s customer fails to transport its minimum throughput volumes during any specified period, the customer will pay the Partnership an amount equal to the difference in actual volumes transported and/or throughput and the minimum volumes required under the agreement multiplied by the applicable contractual rate (each a “deficiency payment”). Deficiency payments are initially recorded as deferred revenue on the Partnership’s consolidated balance sheets for all contracts in which the MVC deficiency makeup period is contractually longer than a fiscal quarter.

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

Storage Segment

The Partnership earns storage revenue under crude oil and refined products storage contracts. In addition, the Partnership earned storage revenue under its processing agreement at the East Coast Storage Assets (as defined in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements) prior to the CPI Contract Termination. Certain of these affiliate and third-party contracts contain capacity reservation agreements, under which the Partnership collects a fee for reserving storage capacity for customers in its facilities. Customers

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

generally pay reservation fees based on the level of storage capacity reserved rather than the actual volumes stored.

MVC Payments to be Received

As of December 31, 2020, MVC payments to be received, based on future performance obligations of the Partnership, related to noncancellable commercial terminaling, pipeline and storage agreements were as follows:

2021	$116,218
2022	90,525
2023	87,798
2024	87,011
2025	86,773
Thereafter	—
Total MVC payments to be received(1)(2)	$468,325
(1) All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated is excluded.
(2) Arrangements deemed leases are excluded from this table.

Leases

Lessor Disclosures

The Partnership has leased certain of its assets under lease agreements with varying terms up to fifteen years, including leases of storage, terminaling, pipeline and processing assets. Certain of these leases include options to extend or renew the lease for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Partnership’s agreements generally do not provide an option for the lessee to purchase the leased equipment at the end of the lease term. However, in connection with the affiliate lease agreement for the Paulsboro Natural Gas Pipeline, the Partnership granted a right of first refusal in favor of PBF LLC such that the Partnership would be required to give PBF Holding the first opportunity to purchase the Paulsboro Natural Gas Pipeline at market value prior to selling to an unrelated third party.

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of December 31, 2020, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component for every asset class.

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

The table below quantifies lease revenue for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Affiliate	$148,563	$153,399	$133,973
Third-party	53,456	24,255	5,243
Total lease revenue	$202,019	$177,654	$139,216

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the periods presented for the Partnership’s operating leases with customers as of December 31, 2020:

2021	$142,576
2022	134,451
2023	133,090
2024	131,868
2025	105,186
Thereafter	128,340
Total undiscounted future cash to be received	$775,511

Assets Under Lease

The Partnership’s assets that are subject to lease are included in “Property, plant and equipment, net” within the Partnership’s consolidated balance sheets. The table below quantifies, by category within property, plant and equipment, the assets that are subject to lease as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Land	$98,337	$98,337
Pipelines	321,254	318,459
Terminals and equipment	83,387	95,392
Storage facilities and processing units	182,600	164,841
	685,578	677,029
Accumulated depreciation	(109,153)	(77,243)
Net assets subject to lease	$576,425	$599,786

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $2,117 and $3,189 as of December 31, 2020 and 2019, respectively. The decrease in the deferred revenue balance as of December 31, 2020 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

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

East Coast Storage Assets Acquisition

On October 1, 2018, the Partnership closed the acquisition of CPI, whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets (collectively, the “East Coast Storage Assets”) located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets Acquisition”), which had been contemplated by a purchase and sale agreement dated as of July 16, 2018 between the Partnership and Crown Point. Additionally, the East Coast Storage Assets Acquisition includes an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain of the acquired idled assets (the “Contingent Consideration”), which recommenced operations in October 2019.

The aggregate purchase price for the East Coast Storage Assets Acquisition was $126,989, including working capital and the Contingent Consideration, which was comprised of an initial payment at closing of $75,000 with a remaining balance of $32,000 that was paid one year after closing on October 1, 2019. The consideration was financed through a combination of cash on hand and borrowings under the Partnership’s Revolving Credit Facility (as defined in Note 8 “Debt” of the Notes to Consolidated Financial Statements). The final purchase price and fair value allocation were completed as of September 30, 2019.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price*	$105,900
Working capital adjustments	(11)
Contingent Consideration**	21,100
Total consideration	$126,989
* Includes $30,900 net present value payable of $32,000 due to Crown Point one year after closing. The remaining $32,000 payment was paid in full on October 1, 2019.
** The short-term Contingent Consideration is included in “Accrued liabilities” and the long-term Contingent Consideration is included in “Other long-term liabilities” within the Partnership’s consolidated balance sheets at December 31, 2019. As of December 31, 2020, the full remaining Contingent Consideration balance is considered short-term.

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

In connection with the East Coast Storage Assets Acquisition, the purchase and sale agreement between the Partnership and Crown Point included a provision for the Contingent Consideration. The Partnership and Crown Point agreed to share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Partnership recorded the Contingent Consideration based on its estimated fair value of $21,100 at the acquisition date.

As a result of the CPI Contract Termination, the fair value of the Contingent Consideration was adjusted in 2020 to reflect the elimination of the estimated earn-out for years two and three of the performance period. Refer to Note 12 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for further discussion regarding the Contingent Consideration and the corresponding fair value adjustment.

The results of operations of the East Coast Storage Assets are included in the Partnership’s consolidated financial statements for the full years ended December 31, 2020 and 2019. The Partnership’s consolidated financial statements for the year ended December 31, 2018 include the results of operations of the East Coast Storage Assets since October 1, 2018, during which period the East Coast Storage Assets contributed third-party revenue of $5,918, and net income of $787. On an unaudited pro forma basis, the revenue and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the period indicated, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the East Coast Storage Assets Acquisition occurred on January 1, 2017, nor is the financial information indicative of the results of future operations.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the East Coast Storage Assets Acquisition financing.

Year Ended December 31, 2018
(Unaudited)
Pro forma revenue	$300,863
Pro forma net income attributable to PBF Logistics LP unitholders	67,847
Pro forma net income available per limited partner unit:
Common units - basic	$1.55
Common units - diluted	1.55

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

The results of operations of the Knoxville Terminals are included in the Partnership’s consolidated financial statements for the full years ended December 31, 2020 and 2019. The Partnership’s consolidated financial statements for the year ended December 31, 2018 include the results of operations of the Knoxville Terminals since April 16, 2018, during which period the Knoxville Terminals contributed affiliate revenue of $652, third-party revenue of $5,382, and net income of $2,054. On an unaudited pro forma basis, the revenue and net income of PBFX assuming the acquisition had occurred on January 1, 2017, for the period indicated, are shown below. The unaudited pro forma information does not purport to present what PBFX’s actual results would have been had the Knoxville Terminals Purchase occurred on January 1, 2017, nor is the financial

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Knoxville Terminals Purchase financing.

Year Ended December 31, 2018
(Unaudited)
Pro forma revenue	$286,970
Pro forma net income attributable to PBF Logistics LP unitholders	75,862
Pro forma net income available per limited partner unit:
Common units - basic	$1.74
Common units - diluted	1.74

Acquisitions from PBF

The following Acquisitions from PBF were transactions between affiliate companies. As a result, the acquisitions were accounted for as transfers of assets between entities under common control in accordance with GAAP. The net assets of the Acquisitions from PBF were transferred at their historical carrying value.

TVPC Acquisition

On April 24, 2019, the Partnership entered into a Contribution Agreement with PBF LLC, pursuant to which the Partnership acquired from PBF LLC all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”), which held the remaining 50% equity interest in Torrance Valley Pipeline Company LLC (“TVPC”) (the “TVPC Acquisition”). The TVPC Acquisition closed on May 31, 2019 for total consideration of $200,000 in cash, which was financed through proceeds from the 2019 Registered Direct Offering (as defined in Note 9 “Equity” of the Notes to Consolidated Financial Statements) and borrowings under the Partnership’s Revolving Credit Facility. As a result of the TVPC Acquisition, the Partnership owns 100% of the equity interest in TVPC.

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

As the Acquisitions from PBF were considered transfers of businesses between entities under common control, the TRLC, CLC, PTC and DSLC net assets were transferred at their historical carrying value of $12,677 as of July 31, 2018. The historical financial statements have been retrospectively adjusted to reflect the financial position, results of operations and cash flows of TRLC, CLC and PTC. No retrospective adjustments were made regarding DSLC as the acquisition of the Delaware Ethanol Storage Facility was considered an asset

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

purchase. Net income (loss) attributable to TRLC, CLC and PTC prior to their respective effective dates were allocated entirely to PBF GP as if only PBF GP had rights to that net income (loss); therefore, there is no retrospective adjustment to net income per unit.

Prior to the TVPC Acquisition, PBFX consolidated TVPC, a variable interest entity with the interest in TVPC not owned by PBFX reflected as a reduction to net income and equity as a noncontrolling interest. In accordance with the Amended and Restated Limited Liability Company Agreement of TVPC, the Partnership’s wholly-owned subsidiary PBFX Operating Company LLC (“PBFX Op Co”) serves as TVPC’s managing member. PBFX, through its ownership of PBFX Op Co, has the sole ability to direct the activities of TVPC that most significantly impact its economic performance. PBFX was also considered to be the primary beneficiary for accounting purposes and, as a result, fully consolidated TVPC. TVPC provides transportation and storage services to PBF Holding, primarily under fee-based contracts.

Subsequent to the TVPC Acquisition, PBFX owns 100% of the equity interest in TVPC and no longer records a noncontrolling interest related to TVPC.

Acquisition Expenses

PBFX incurred acquisition-related costs of $1,382 for the year ended December 31, 2020, primarily consisting of consulting and legal expenses related to pending and non-consummated acquisitions. Acquisition-related costs were $1,696 for the year ended December 31, 2019, primarily consisting of consulting and legal expenses related to the TVPC Acquisition and other pending and non-consummated acquisitions. Acquisition-related costs were $2,896 for the year ended December 31, 2018, primarily consisting of consulting and legal expenses related to the Knoxville Terminals Purchase, the East Coast Storage Assets Acquisition, the Development Assets Acquisition and other pending and non-consummated acquisitions. These costs are included in “General and administrative expenses” within the Partnership’s consolidated statements of operations.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The Partnership performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of December 31, 2020 and 2019.

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2020	December 31, 2019

Land	$115,957	$115,957
Pipelines	345,328	342,533
Terminals and equipment	319,861	315,322
Storage facilities and processing units	200,662	194,843
Construction in progress	3,761	8,093
	985,569	976,748
Accumulated depreciation	(165,395)	(122,138)
Property, plant and equipment, net	$820,174	$854,610

Capitalized interest in connection with construction during 2020 and 2019 was $710 and $526, respectively. Depreciation expense was $43,512, $37,295 and $29,414 for the years ended December 31, 2020, 2019 and 2018, respectively.

During the third quarter of 2020, the Partnership recorded a $3,000 impairment write-down of the processing unit assets in connection with the CPI Contract Termination within the Storage Segment. The remaining carrying value of the processing unit assets was depreciated over the remaining life of the contract, which ceased in the fourth quarter of 2020. The processing unit assets were fully depreciated as of December 31, 2020.

7. GOODWILL AND INTANGIBLES

Goodwill

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

The Partnership performed its annual goodwill impairment assessment as of July 1, 2020 and determined that the carrying value of goodwill was not impaired. As of December 31, 2020, the carrying amount of goodwill was $6,332, all of which was recorded within the Transportation and Terminaling segment.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Intangibles

The Partnership’s net intangibles consisted of the following:

	December 31, 2020	December 31, 2019
Customer contracts	$9,300	$13,300
Customer relationships	5,900	5,900
	15,200	19,200
Accumulated amortization	(11,896)	(1,701)
Total intangibles, net*	$3,304	$17,499
* Intangibles, net are included in “Other non-current assets” within the Partnership’s consolidated balance sheets.

Amortization expense was $10,195 and $1,306 for the years ended December 31, 2020 and 2019, respectively. The Partnership estimates amortization expense for the next five years as follows:

Year Ending December 31,
2021	$501
2022	501
2023	501
2024	501
2025	501

During the third quarter of 2020, the Partnership recorded a $4,000 impairment write-down of a customer contract intangible asset in connection with the CPI Contract Termination within the Storage Segment. The remaining carrying value of the customer contract intangible asset was amortized over the remaining life of the contract, which ceased in the fourth quarter of 2020. The customer contract intangible asset was fully amortized as of December 31, 2020.

8. DEBT

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

At December 31, 2020, PBFX had $200,000 of borrowings and $4,868 of letters of credit outstanding under the Revolving Credit Facility.

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

At December 31, 2020, PBFX had $525,000 of borrowings outstanding under the 2023 Notes.

The 2023 Notes are guaranteed on a senior unsecured basis by Delaware City Logistics Company LLC (“DCLC”), Delaware Pipeline Company LLC (“DPC”), Delaware City Terminaling Company LLC (“DCTC”), Toledo Terminaling Company LLC, PLPT, PBFX Op Co, TVPC, Paulsboro Natural Gas Pipeline Company

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

LLC, TRLC, CLC, PTC, DSLC, CPI and PBFX Ace Holdings LLC (collectively, the “Guarantors” and each a “Guarantor”). In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. The 2023 Notes are general senior unsecured obligations of the Issuers and are equal in right of payment with all of the Issuers’ existing and future senior indebtedness, including amounts outstanding under the Revolving Credit Facility. The 2023 Notes are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured debt, including the Revolving Credit Facility, to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of the Partnership’s subsidiaries that do not guarantee the 2023 Notes. The 2023 Notes will mature on May 15, 2023. The 2023 Notes will be senior to any future subordinated indebtedness the Issuers may incur. The Partnership pays interest on the 2023 Notes semi-annually in cash in arrears on May 15 and November 15 of each year.

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

Fair Value Measurement

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based on short-term floating market interest rates. The estimated fair value of the 2023 Notes, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $503,025 at December 31, 2020. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the additional 2023 Notes, was $725,000 and $703,025 as of December 31, 2020 and $808,000 and $825,966 as of December 31, 2019, respectively.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Debt Maturities

Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2021	$—
2022	—
2023	725,000
2024	—
2025	—
Thereafter	—
Total debt outstanding	725,000
Unamortized debt issuance costs	(5,754)
Unamortized 2023 Notes premium	1,599
Net carrying value of debt	$720,845

9. EQUITY

PBFX had 32,411,207 common units held by the public outstanding as of December 31, 2020. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 48.0% of PBFX’s limited partner interest as of December 31, 2020.

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

The following table presents changes in PBFX common units outstanding:

	Year Ended December 31,
	2020	2019
Balance at beginning of period	62,130,035	45,348,663
Vesting of phantom units, net of forfeitures	234,803	195,872
New units issued	—	16,585,500
Balance at end of period	62,364,838	62,130,035

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

Additionally, 325,384, 292,341 and 233,993 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (as amended, “LTIP”) vested and were converted into common units held by certain directors, officers and current and former employees of PBFX’s general partner or its affiliates during the years ended December 31, 2020, 2019 and 2018, respectively.

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash. Refer to Note 10 “Unit-Based Compensation” of the Notes to Consolidated Financial Statements for further information.

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

The tables below summarize PBFX’s 2020 and 2019 quarterly cash distributions declared:

	2020
	Declaration Date	Record Date	Payment Date	Quarterly Distribution per Common Unit
First quarter	May 15	May 27	June 17	$0.30
Second quarter	July 31	August 13	August 26	0.30
Third quarter	October 29	November 16	November 30	0.30
Fourth quarter	February 11, 2021	February 25, 2021	March 17, 2021	0.30
Total				$1.20

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

The quarterly distributions to limited partners for the years ended December 31, 2020 and 2019 are shown in the table below. The Partnership’s distributions are declared subsequent to quarter end; therefore, the table represents total estimated distributions applicable to the period in which the distributions were earned:

	Year Ended December 31,
	2020	2019
Limited partners’ distributions:
Common	$75,578	$129,892
Total distributions	$75,578	$129,892
Total cash distributions (1)	$74,828	$128,266
(1) Excludes phantom unit distributions, which are accrued and paid upon vesting.

10. UNIT-BASED COMPENSATION

Under our LTIP, PBFX issues phantom unit awards to certain directors, officers and seconded employees of our general partner or its affiliates and its employees as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common units on that date. The estimated fair value of PBFX’s phantom units is amortized using the straight-line method over the vesting period of four years, subject to acceleration if certain conditions are met.

Unit-based compensation expense related to the Partnership was $4,939, $6,765 and $5,757 for the years ended December 31, 2020, 2019 and 2018, respectively. These expenses are included in “General and administrative expenses” within the Partnership’s consolidated statements of operations.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

A summary of PBFX’s unit award activity for the years ended December 31, 2020, 2019 and 2018 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	642,774	$21.54
Granted	328,052	19.95
Vested	(233,993)	22.71
Forfeited	(20,125)	18.81
Nonvested at December 31, 2018	716,708	20.53
Granted	343,848	21.39
Vested	(292,341)	20.20
Forfeited	(6,375)	20.31
Nonvested at December 31, 2019	761,840	20.77
Granted	342,482	8.14
Vested	(325,384)	20.63
Forfeited	(9,250)	13.34
Nonvested at December 31, 2020	769,688	$15.29

Total unrecognized compensation cost related to PBFX’s nonvested phantom units totaled $5,220 as of December 31, 2020 and will be recognized from 2021 through 2024. The fair value of nonvested phantom units outstanding as of December 31, 2020 totaled $11,770.

The following table shows fair value information related to PBFX’s phantom units for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Weighted-average grant-date fair value per share of phantom units granted	$8.14	$21.39	$19.95
Fair value of phantom units vested (in thousands)	$3,187.1	$6,198.0	$4,661.3

PBFX’s LTIP provides for the issuance of distribution equivalent rights (“DERs”) in connection with phantom unit awards. A DER entitles the participant, upon vesting of the related phantom units, to a mandatory cash payment equal to the product of the number of vested phantom unit awards and the cash distribution per common unit paid by PBFX to its common unitholders during the vesting period. Cash payments made in connection with DERs are charged to partners’ equity, accrued and paid upon vesting.

11. NET INCOME PER UNIT

Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to PBFX’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. Diluted net income per unit excludes the effects of 490,262, 5,500 and

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

20,750 phantom units because they were anti-dilutive for the years ended December 31, 2020, 2019 and 2018, respectively.

In addition to the common units, PBFX has also identified the IDRs (prior to the IDR Restructuring) as participating securities and used the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period.

Refer to Note 9 “Equity” of the Notes to Consolidated Financial Statements for descriptions of the Partnership’s recent equity activity.

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the limited partners and IDR holder (prior to the IDR Restructuring) for that reporting period.

The following tables show the calculation of net income per limited partner unit:

Year Ended December 31, 2020
Net income attributable to the partners:
Distributions declared	$75,578
Earnings less distributions	71,854
Net income attributable to the partners	$147,432

Weighted-average units outstanding - basic	62,535,964
Weighted-average units outstanding - diluted	62,543,700

Net income per limited partner unit - basic	$2.36
Net income per limited partner unit - diluted	2.36

Year Ended December 31, 2019
Net income attributable to the partners:
Distributions declared	$129,892
Earnings less distributions	(29,604)
Net income attributable to the partners	$100,288

Weighted-average units outstanding - basic	58,583,231
Weighted-average units outstanding - diluted	58,687,945

Net income per limited partner unit - basic	$1.71
Net income per limited partner unit - diluted	1.71

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Year Ended December 31, 2018
	Limited Partner Common Units	IDRs - PBF LLC	Total
Net income attributable to the partners:
Distributions declared (1)	$95,120	$10,011	$105,131
Earnings less distributions	(19,670)	—	(19,670)
Net income attributable to the partners (1)	$75,450	$10,011	$85,461

Weighted-average units outstanding - basic	43,646,997
Weighted-average units outstanding - diluted	43,731,299

Net income per limited partner unit - basic	$1.73
Net income per limited partner unit - diluted	1.73
(1) As a result of the IDR Restructuring, no income was allocated to the IDR holder for the fourth quarter of 2018 as the holder was not entitled to an IDR distribution related to the fourth quarter of 2018.

12. COMMITMENTS AND CONTINGENCIES

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

On December 28, 2016, the Delaware Department of Natural Resources and Environmental Control (“DNREC”) issued a CZA permit for ethanol (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing, ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action filed a joint motion with the Coastal Zone Board, requesting that the Coastal Zone Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. The Coastal Zone Board notified the parties in January of 2020 that it concurred with the parties’ proposed course of action. The appellants and DCR subsequently filed a motion with the Superior Court requesting relief consistent with what was described to the Coastal Zone Board. In March of 2020, the Superior Court issued a letter relinquishing jurisdiction over the matter and concurring with the parties’ proposal to allow the case to proceed to a hearing on the merits before the Coastal Zone Board. The parties must now jointly propose to the Coastal Zone Board a schedule for pre-hearing activity and a merits hearing to resolve the matter. The parties must, therefore, submit to the Coastal Zone Board a joint proposed schedule to govern future proceedings related to the merits hearing to resolve the matter.

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

During 2018, the U.S. Environmental Protection Agency (“EPA”) conducted certain evaluations of the ambient air in the vicinity of one of PBFX’s terminals. PBFX and EPA agreed to resolve EPA’s allegations through execution of an Administrative Consent Order (the “ACO”). The ACO, effective on November 13, 2019, provides for PBFX to make a civil penalty payment of $226, and commit to certain injunctive relief, notably including the installation and operation of a thermal oxidizer to reduce the emissions to the atmosphere of volatile organic compound emissions collected from certain existing tanks. Pursuant to the terms of the ACO, PBFX does not admit the factual or legal allegations, nor any liability for noncompliance as alleged by EPA. PBFX began the renegotiation of the ACO in December 2020 specifically with regard to provision for the installation and operation of a thermal oxidizer. As PBFX’s terminal no longer inventories the material for which the ACO was written, the ACO should be amended accordingly.

On December 4, 2020, the Pennsylvania Department of Environmental Protection (the “PADEP”) issued a draft Consent Order and Agreement to PLPT with respect to two alleged violations at the Philadelphia terminal for failure to: 1) test and inspect regulated piping as required in accordance with industry standards; and 2) have a professional engineering certification that all above ground storage tanks meet the applicable performance standards and requirements as a result of an alleged release of oil on January 10, 2020 into the Schuylkill River resulting from a pipe leak that was not contained by emergency containment structure. The draft order included a proposed penalty of $800. The Partnership is reviewing and will be communicating with the PADEP regarding the allegations and the settlement offer upon the completion of the Partnership’s review.

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

PBFX recorded a total liability related to environmental remediation obligations at certain of its assets of $1,760 and $2,347 as of December 31, 2020 and 2019, respectively, related to existing environmental liabilities.

During the first quarter of 2019, the Partnership notified certain agencies of an oil sheen present in the Schuylkill River near one of its facilities. Clean-up, identification and mitigation of the source were immediately initiated. The PADEP approved the Site Characterization Report submitted by the Partnership, and the Remedial Action Plan was submitted to the PADEP on October 14, 2020. Although the response activities are substantially complete, the remediation costs will not be finalized until the Remedial Action Plan is approved by the PADEP. The remediation costs and any potential civil penalties are currently not expected to be material to the Partnership.

Contingent Consideration

In connection with the East Coast Storage Assets Acquisition, the purchase and sale agreement between the Partnership and Crown Point included an earn-out provision related to the Contingent Consideration. The

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Partnership and Crown Point agreed to share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration recorded was $12,120 and $26,086 as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the Contingent Consideration is included in “Accrued liabilities” within the Partnership’s consolidated balance sheet and represents the anticipated earn-out payment to be made in 2021. The acquired idled assets that are subject to the Contingent Consideration recommenced operations in October 2019.

The Contingent Consideration is categorized in Level 3 of the fair value hierarchy and was estimated upon acquisition of the East Coast Storage Assets using a discounted cash flow model based on management’s estimate of the future cash flows associated with the recommenced idled assets, a risk free rate of return of 2.9% and a discount rate of 6.0%. The change in fair value of the obligation during the years ended December 31, 2020 and 2019 was impacted primarily due to the change in estimated future cash flows of the assets and accretion on the discounted liability.

Pursuant to the terms of the commercial agreement, the counterparty exercised its right to terminate the contract at the conclusion of the current contract year, resulting in a change in the fair value of the Contingent Consideration for the year ended December 31, 2020 of $16,429, reflecting the elimination of the estimated earn-out for years two and three of the performance period.

As noted in Note 4 “Acquisitions” of the Notes to Consolidated Financial Statements, The Partnership and Crown Point agreed to share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. As such, future agreements entered into related to the restarted processing unit assets could result in earn-out obligations for the Partnership during the three-year contractual period.

The following table summarizes the changes in fair value of the Contingent Consideration for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$26,086	$21,580
Accretion on discounted liabilities	1,760	1,922
Settlements	(1,500)	—
Unrealized gain included in earnings	(14,226)	2,584
Balance at end of period	$12,120	$26,086

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

These commercial agreements (as defined in the table below) with PBF Holding include:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Amended and Restated Rail Agreements (b)	5/8/2014	7 years, 8 months	N/A	125,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement (c)	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility (c)	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	See note (d)	See note (d)
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements (e)	5/1/2016	Various (f)	Evergreen	15,000 bpd (g)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (f)	Evergreen	350,000 barrels (h)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline (c)	8/31/2016	10 years	2 x 5	50,000 bpd

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling (continued)
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline (c)	8/31/2016	10 years	2 x 5	75,000 bpd (i)	PBFX or PBF Holding can declare
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank (c)	8/31/2016	10 years	2 x 5	55,000 barrels (h)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank (c)	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank (c)	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (c)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Knoxville Terminals Agreement- Terminaling Services	4/16/2018	5 years	Evergreen	Various (j)
Knoxville Terminals Agreement- Storage Services	4/16/2018	5 years	Evergreen	115,334 barrels (h)
Toledo Rail Loading Agreement (c)	7/31/2018	7 years, 5 months	2 x 5	Various (k)
Chalmette Terminal Throughput Agreement	7/31/2018	1 year	Evergreen	N/A
Chalmette Rail Unloading Agreement	7/31/2018	7 years, 5 months	2 x 5	7,600 bpd
DSL Ethanol Throughput Agreement (c)	7/31/2018	7 years, 5 months	2 x 5	5,000 bpd
Delaware City Terminaling Services Agreement (l)	1/1/2022	4 years	2 x 5	95,000 bpd
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility (c)	12/12/2014	10 years	2 x 5	3,849,271 barrels (h)	PBFX or PBF Holding can declare
Chalmette Storage Agreement (c)	See note (m)	10 years	2 x 5	625,000 barrels (h)
East Coast Storage Assets Terminal Storage Agreement (c)	1/1/2019	8 years	Evergreen	2,953,725 barrels (h)
___________________
(a)PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.
(b)The Amended and Restated Rail Agreements, as amended and effective as of January 1, 2018, include the Amended and Restated Delaware City Rail Terminaling Services Agreement and the Amended and Restated Delaware West Ladder Rack Terminaling Services Agreement, each between DCTC and PBF Holding, with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs. Effective January 1, 2019, the existing Amended and Restated Rail Agreements were further amended for the inclusion of services through certain rail infrastructure at the East Coast Storage Assets.
(c)These commercial agreements with PBF Holding are considered leases.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

(d)In connection with the inclusion of an additional destination at the Magellan connection under the Delaware Pipeline Services Agreement, DPC and PBF Holding agreed to a two-year, five-month MVC (the “Magellan MVC”) under the Delaware Pipeline Services Agreement. The Magellan MVC expired on March 31, 2019, subsequent to which the Partnership has been billing actual throughput on the Magellan connection.
(e)Subsequent to Partnership’s acquisition of the Toledo, Ohio refined products terminal assets (the “Toledo Products Terminal”) from Sunoco Logistics Partners L.P., the Toledo Products Terminal was added to the East Coast Terminals Terminaling Services Agreements.
(f)The East Coast Terminals related party agreements include varying initial term lengths, ranging from one to five years.
(g)The East Coast Terminals Terminaling Services Agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals’ Paulsboro, New Jersey location and PBF Holding’s Paulsboro Refinery, with a 15,000 bpd MVC.
(h)Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors. PBF Holding’s available shell capacity may be subject to change as agreed to by the Partnership and PBF Holding.
(i)In connection with the TVPC Acquisition on May 31, 2019, the Torrance Valley Pipeline Transportation Services Agreement- South Pipeline was amended and restated to increase the MVC from 70,000 bpd to 75,000 bpd.
(j)The minimum throughput revenue commitment for the Knoxville Terminals Agreement- Terminaling Services is $894 for year one, $1,788 for year two and $2,683 for year three and thereafter.
(k)Under the Toledo Rail Loading Agreement, PBF Holding has minimum throughput commitments for (i) 30 railcars per day of products and (ii) 11.5 railcars per day of premium products. The Toledo Rail Loading Agreement also specifies a maximum throughput rate of 50 railcars per day.
(l)The Delaware City Terminaling Services Agreement between DCTC and PBF Holding will commence in 2022 subsequent to the expiration of the Amended and Restated Rail Agreements and includes additional services to be provided by PBFX as operator of other rail facilities owned by PBF Holding’s subsidiaries.
(m)The Chalmette Storage Services Agreement was entered into on February 15, 2017 and commenced on November 1, 2017.

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

The annual fee under the Omnibus Agreement for the year ended December 31, 2020 was $7,592, inclusive of obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devoted more than 50% of their time to PBFX during the year ended December 31, 2020. PBFX expects to pay an annual fee of $8,275, inclusive of estimated obligations under the

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to PBFX for the year ending December 31, 2021.

Services Agreement

Additionally, PBFX has entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, American Petroleum Institute solids treatment, fire water and compressed air. For the year ended December 31, 2020, PBFX paid an annual fee of $8,683 to PBF Holding pursuant to the Services Agreement and expects to pay the same annual fee to PBF Holding pursuant to the Services Agreement for the year ending December 31, 2021.

The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30-days’ notice.

Distributions

In connection with the Partnership’s quarterly distributions, the Partnership distributed $42,534, $61,405 and $50,599 to PBF LLC for the years ended December 31, 2020, 2019 and 2018, respectively. During the five months ended May 31, 2019 and the year ended December 31, 2018, TVPC distributed $8,500 and $20,250, respectively, to each of its members, which included TVP Holding, a subsidiary of PBF Holding. Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the equity interest in TVPC.

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Year Ended December 31,
	2020	2019	2018
Revenue	$289,406	$300,877	$259,426
Operating and maintenance expenses	8,683	8,617	7,477
General and administrative expenses	7,592	7,748	7,468

14. SEGMENT INFORMATION

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

Revenue is generated from third-party transactions as well as commercial agreements entered into with PBF Holding under which the Partnership receives fees for transportation, terminaling, storage and processing services. The commercial agreements with PBF Holding are described in Note 13 “Related Party Transactions” of the Notes to Consolidated Financial Statements. Certain general and administrative expenses and interest and financing costs are included in Corporate as they are not directly attributable to a specific reporting segment. Identifiable assets are those used by the operating segments, whereas assets included in Corporate are principally cash, deposits and other assets that are not associated with operations.

	Year Ended December 31, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$271,023	$89,232	$—	$360,255
Depreciation and amortization	28,308	25,399	—	53,707
Income (loss) from operations	169,264	44,822	(18,748)	195,338
Other expense	—	—	47,906	47,906
Capital expenditures	8,334	3,974	—	12,308

	Year Ended December 31, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$282,745	$57,467	$—	$340,212
Depreciation and amortization	27,826	10,775	—	38,601
Income (loss) from operations	163,036	20,751	(24,515)	159,272
Other expense	—	—	51,103	51,103
Capital expenditures	16,886	14,860	—	31,746

	Year Ended December 31, 2018
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$250,412	$33,028	$—	$283,440
Depreciation and amortization	24,899	4,910	—	29,809
Income (loss) from operations	149,337	15,904	(21,371)	143,870
Other expense	—	—	43,033	43,033
Capital expenditures, including acquisitions	97,077	78,619	—	175,696

	Balance at December 31, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$715,308	$200,130	$18,114	$933,552

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Balance at December 31, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$726,374	$228,495	$18,133	$973,002

15. SUBSEQUENT EVENTS

Cash distribution

On February 11, 2021, PBF GP’s board of directors announced a cash distribution, based on the results of the fourth quarter of 2020, of $0.30 per unit. The distribution is payable on March 17, 2021 to PBFX unitholders of record at the close of business on February 25, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2020. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has audited the effectiveness of our internal control over financing reporting as of December 31, 2020 and issued an attestation report on that effectiveness, which is presented on page 84 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Meetings of the Board of Directors

During the last fiscal year, the board of directors of our general partner had eleven meetings, while the audit committee had five meetings and there were no meetings held by the conflicts committee. All directors have access to members of management and a substantial amount of information transfer and informal communication occurs between meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board of directors of our general partner on which the director served. Under our corporate governance guidelines, executive sessions of the non-management directors are held periodically as part of the routine activities and deliberation of the board of directors. The non-management directors determine among themselves who shall preside at such meetings. The non-management directors may request that certain employees and executive officers of our general partner and/

or PBF Energy and other advisers and consultants to make presentations or participate in discussions at such meetings. To the extent this group of non-management directors does not also meet the independence standards of the NYSE, the directors who do meet such independence requirements shall also meet in executive sessions at least once a year.

Directors and Executive Officers of PBF Logistics GP, LLC

The following table shows information for the executive officers and directors of our general partner as of February 18, 2021. Directors are elected by the board members of our general partner and are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, retirement, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Some of our directors and all of our executive officers also serve as executive officers of PBF Energy.

	Age
Name	(as of December 31, 2020)	Position with PBF Logistics GP, LLC
Thomas J. Nimbley	69	Chief Executive Officer and Chairman of the Board of Directors
Matthew C. Lucey	47	Executive Vice President and Director
Trecia Canty	51	Senior Vice President, General Counsel and Secretary
C. Erik Young	43	Senior Vice President, Chief Financial Officer and Director
Timothy Paul Davis	58	Assistant Secretary
Michael D. Gayda	66	Director
Bruce A. Jones	67	Director
David Roush	67	Director
Lawrence Ziemba	65	Director

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

Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s compensation programs and the key executive compensation decisions that were made for 2020. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2020 were as follows:
•Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors
•C. Erik Young, Senior Vice President, Chief Financial Officer and Director
•Matthew C. Lucey, Executive Vice President and Director
•Trecia Canty, Senior Vice President, General Counsel and Secretary
•Timothy Paul Davis, Assistant Secretary

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

Under the terms of the Omnibus Agreement, we pay an annual administrative fee to PBF Energy for the provision of general and administrative services. Pursuant to the terms of the Omnibus Agreement, PBF Energy may increase or decrease such administrative fee by a percentage equal to the change in the PPI over the previous 12 calendar months or to reflect any increase in the cost of providing centralized corporate services due to changes in any law, rule or regulation, including any interpretation of such laws, rules or regulations. The annual administrative fee will remain at $6.0 million for the year ending December 31, 2021. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of PBF Energy employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse PBF Energy directly for a proportionate amount of the salary and employee benefits costs of PBF Energy employees who devote more than 50% of their time to our business and affairs.

None of our NEOs devoted more than 50% of their total business time to our business and affairs in 2020. Although our NEOs provide services to both PBF Energy and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us. Instead, the administrative fee covers all centralized services provided to us by PBF Energy, and we have not reimbursed PBF Energy for the cost of such services. Except for awards under the LTIP, which were approved by the independent directors of the board of directors of our general partner, PBF Energy had the ultimate decision-making authority with respect to the compensation of our NEOs.

Compensation Objectives and Philosophy

Overview

Because neither we nor our general partner employ any of our NEOs and because our NEOs are compensated by PBF Energy to manage our business and affairs, we do not provide traditional fixed or discretionary compensation (e.g., salary and bonus) to our NEOs. However, we believe that our NEOs should have an ongoing stake in our success by receiving compensation in the form of long-term incentive awards. Accordingly, our executive compensation program currently consists of a single element: long-term incentives in the form of awards under the LTIP. Our 2020 NEO compensation framework was designed to reward our NEOs for their efforts with respect to our acquisitions, provide retention incentives for our NEOs, and motivate our NEOs to increase the value of our units. Our compensation program is intended to:
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

Our general partner did not engage a compensation consultant in 2020.

2014 Long-Term Incentive Plan

Awards may be made under the LTIP to officers, directors and employees of subsidiaries of PBF Energy, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. In recognition of the strong performance of our assets and the successful completion of our recent acquisitions and organic growth projects, the Compensation Committee of PBF Energy and the board of directors of our general partner approved grants under the LTIP to our NEOs in 2020. Each of our NEOs received a grant of phantom units that vests ratably over a four-year period, or “service phantom units,” subject to certain accelerated vesting rights. These phantom units are accompanied by distribution equivalent rights (“DERs”) that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. Phantom units motivate our NEOs to attain our long term goals and support our overall business priorities as well as aligning our NEOs interests with those of our unitholders. The grants of service phantom units provide our NEOs with a stake in our performance and align the interests of our NEOs and our unitholders by providing a direct incentive for our NEOs to focus on unitholder value. The LTIP is now administered by the disinterested directors on the board of directors of our general partner.

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

Compensation Consultants

The board of directors of our general partner does not have a compensation committee, and it did not retain a compensation consultant in 2020.

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

2020 Summary Compensation Table

The Summary Compensation Table summarizes the total compensation paid or earned by each of our NEOs.

Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Award	All Other Compensation	Total
		($) (1)	($) (1)	($) (2)	($) (1)	($) (1)	($)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	2020	—	—	159,000	—	—	159,000
	2019	—	—	428,000	—	—	428,000
	2018	—	—	398,000	—	—	398,000
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	2020	—	—	99,375	—	—	99,375
	2019	—	—	267,500	—	—	267,500
	2018	—	—	248,750	—	—	248,750
Matthew C. Lucey, Executive Vice President and Director	2020	—	—	119,250	—	—	119,250
	2019	—	—	321,000	—	—	321,000
	2018	—	—	298,500	—	—	298,500
Trecia Canty, Senior Vice President, General Counsel and Secretary	2020	—	—	99,375	—	—	99,375
	2019	—	—	267,500	—	—	267,500
	2018	—	—	248,750	—	—	248,750
Timothy Paul Davis, Assistant Secretary	2020	—	—	99,375	—	—	99,375
	2019	—	—	267,500	—	—	267,500
	2018	—	—	248,750	—	—	248,750
____________
(1)As noted above, no compensation other than grants of service phantom units under our LTIP is reported for the NEOs.
(2)This column represents the aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”) for financial statement reporting purposes for the phantom units granted under the 2014 Long-Term Incentive Plan. Fair value is calculated using the closing price of our units on the date of grant. The per unit grant date fair value for the 2020, 2019 and 2018 grants was $7.95, $21.40 and $19.90, respectively. Assumptions used in the calculation of this amount are included in Note 10 “Unit-Based Compensation” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Grants of Plan Based Awards in 2020

The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2020.

Name and Principal Position	Grant Date	Awards: Number of Units (1)	Option Awards: Number of Securities Underlying Option	Exercise or Base Price of Options Awards (Per Share)	Grant Date Fair Value of Units and Option Awards (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	10/26/2020	20,000	—	—	$159,000
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	10/26/2020	12,500	—	—	$99,375
Matthew C. Lucey, Executive Vice President and Director	10/26/2020	15,000	—	—	$119,250
Trecia Canty, Senior Vice President, General Counsel and Secretary	10/26/2020	12,500	—	—	$99,375
Timothy Paul Davis, Assistant Secretary	10/26/2020	12,500	—	—	$99,375
____________
(1)All awards in this column are service phantom units under our LTIP.
(2)The amounts in this column reflect the aggregate grant date fair value of $7.95 per unit, which is equal to the NYSE closing price of our common units on the grant date. Assumptions used in the calculation of this amount for the 2020 fiscal year are included in Note 10 “Unit-Based Compensation” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Outstanding Equity Awards at December 31, 2020

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2020.

						Unit Awards (1)
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested		Market Value of Units That Have Not Vested (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	10/26/2020	—	—	N/A	N/A	20,000	(3)	$189,000
	4/29/2019	—	—	N/A	N/A	15,000	(3)	$181,725
	5/1/2018	—	—	N/A	N/A	10,000	(4)	$141,050
	5/1/2017	—	—	N/A	N/A	5,000	(5)	$80,000
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	10/26/2020	—	—	N/A	N/A	12,500	(3)	$118,125
	4/29/2019	—	—	N/A	N/A	9,375	(4)	$113,578
	5/1/2018	—	—	N/A	N/A	6,250	(5)	$88,156
	5/1/2017	—	—	N/A	N/A	3,125	(6)	$50,000
Matthew C. Lucey, Executive Vice President and Director	10/26/2020	—	—	N/A	N/A	15,000	(3)	$141,750
	4/29/2019	—	—	N/A	N/A	11,250	(4)	$136,294
	5/1/2018	—	—	N/A	N/A	7,500	(5)	$105,788
	5/1/2017	—	—	N/A	N/A	3,750	(6)	$60,000
Trecia Canty, Senior Vice President, General Counsel and Secretary	10/26/2020	—	—	N/A	N/A	12,500	(3)	$118,125
	4/29/2019	—	—	N/A	N/A	9,375	(4)	$113,578
	5/1/2018	—	—	N/A	N/A	6,250	(5)	$88,156
	5/1/2017	—	—	N/A	N/A	3,125	(6)	$50,000
Timothy Paul Davis, Assistant Secretary	10/26/2020	—	—	N/A	N/A	12,500	(3)	$118,125
	4/29/2019	—	—	N/A	N/A	9,375	(4)	$113,578
	5/1/2018	—	—	N/A	N/A	6,250	(5)	$88,156
	5/1/2017	—	—	N/A	N/A	3,125	(6)	$50,000
____________
(1)All awards in this column are service phantom units granted under our LTIP which vest ratably over a four-year period.
(2)Amounts in this column are based on a fair market value of the phantom units and related DERs based on the NYSE closing price of $9.15 per common unit on December 31, 2020.
(3)The phantom units subject to this award are scheduled to vest in four equal annual installments beginning on October 26, 2021, subject to continued service through each such vesting date.
(4)The phantom units subject to this award are scheduled to vest in three equal annual installments beginning on April 29, 2021, subject to continued service through each such vesting date.
(5)The phantom units subject to this award are scheduled to vest in two equal annual installments beginning on May 1, 2021, subject to continued service through each such vesting date.
(6)The phantom units subject to this award are scheduled to vest on May 1, 2021, subject to continued service through such vesting date.

Option Exercises and Units Vested in 2020

The following table reflects the aggregate value realized by the NEOs for phantom units that vested in 2020. We have not granted any options to purchase our units.

	Unit Awards
Name and Principal Position	Number of Units Acquired on Vesting (1)	Value Realized on Vesting (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	17,500	$243,363
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	12,500	$170,844
Matthew C. Lucey, Executive Vice President and Director	15,000	$205,013
Trecia Canty, Senior Vice President, General Counsel and Secretary	10,625	$156,913
Timothy Paul Davis, Assistant Secretary	12,500	$170,844
____________
(1)Reflects the vesting of one-fourth of the service phantom units granted to Messrs. Nimbley, Young, Lucey, Ms. Canty and Mr. Davis in each of April 2019, May 2018, May 2017 and April 2016.
(2)The value realized for the service phantom units was calculated using the closing price of our common units on each vesting date, multiplied by the number of units that vested on such date, plus DERs attributable to such units.

Potential Payments Upon Termination or Change of Control

The following table discloses the estimated payments and benefits that would be provided to each of our NEOs, assuming that each of the triggering events relating to retirement, death, disability, termination of employment or change of control described in the LTIP and the related award agreements took place on December 31, 2020 and their last day of employment with our general partner or its affiliates was December 31, 2020. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our unit price.

Name and Principal Position	Retirement (1)		Death, Disability or Termination of Employment Without Cause or for Good Reason (2)		Other Termination of Employment	Change of Control (3)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	$591,775	(4)	$591,775	(4)	—	$591,775	(4)
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	—		$369,859	(5)	—	$369,859	(5)
Matthew C. Lucey, Executive Vice President and Director	—		$443,831	(6)	—	$443,831	(6)
Trecia Canty, Senior Vice President, General Counsel and Secretary	—		$369,859	(5)	—	$369,859	(5)
Timothy Paul Davis, Assistant Secretary	$369,859	(5)	$369,859	(5)	—	$369,859	(5)
____________
(1)The agreements evidencing the phantom unit grants to our NEOs provide that in the event of an NEO’s retirement, all of the outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settle in accordance with their terms. As of December 31, 2020, the following NEOs were retirement-eligible, which is defined under the applicable award agreements as the attainment of age 55 and 5 years of service: Thomas J. Nimbley and Timothy Paul Davis. Amounts in this column are based on a fair market value of the phantom units and related DERs based on the NYSE closing price of $9.15 per common unit on December 31, 2020.

(2)The agreements evidencing the phantom unit grants to our NEOs provide that in the event of (i) the NEO’s death or disability, or (ii) the termination of the NEO’s service without cause or by the NEO for good reason, all of the outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settle in accordance with their terms. Disability, without cause, and good reason are defined in the applicable award agreements. Amounts in this column are based on a fair market value of the phantom units and related DERs based on the NYSE closing price of $9.15 per common unit on December 31, 2020.
(3)The agreements evidencing the phantom unit grants to our NEOs provide that in the event of a Change of Control (as defined below), all of the then outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settle in accordance with their terms. Amounts in this column are based on a fair market value of the phantom units and related DERs based on the NYSE closing price of $9.15 per common unit on December 31, 2020.
(4)Consists of the value of 48,750 phantom units and associated DERs.
(5)Consists of the value of 31,250 phantom units and associated DERs.
(6)Consists of the value of 37,500 phantom units and associated DERs.

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

The following table reflects all compensation granted to each non-employee director during 2020.

	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
Name	($)(1)	($)(2)(3)(4)	($)(5)	($)
Michael D. Gayda	43,834	50,009	12,161	106,004
Bruce A. Jones	49,834	50,009	12,161	112,004
David Roush	56,501	50,009	12,161	118,671
Lawrence Ziemba (6)	49,834	100,026	—	149,860
____________
(1)The annual cash fees and reimbursement of expenses for non-employee directors’ board of directors and committee service for the period of January 1, 2020 through December 31, 2020.
(2)On July 1, 2020, each of the non-employee directors received a grant of 5,253 phantom units, representing their annual phantom unit award grant of approximately $50,000, based on the grant date closing stock price of $9.52.
(3)The table below reflects the total service phantom units outstanding as of the end of the 2020 fiscal year for each non-employee director. No options or other equity-based awards have been granted to the non-employee directors.

Name	Total Service Phantom Units Outstanding
Michael D. Gayda	8,859
Bruce A. Jones	8,859
David Roush	8,859
Lawrence Ziemba (6)	7,723
(4)The grant date fair value is computed in accordance with FASB ASC Topic 718. The values for the phantom unit awards reflect the aggregate grant date fair values of the awards. The phantom units will vest ratably over a four-year period.

(5)Total DERs paid attributable to the phantom units vested for the year ended December 31, 2020.
(6)On December 31, 2019, Lawrence Ziemba was appointed to the board of directors of our general partner. In connection with appointment to the board of directors, Lawrence Ziemba received a grant on January 1, 2020 of 2,470 phantom units, representing a phantom unit award grant of approximately $50,000, based on the business day prior to grant date closing stock price of $20.25.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth, as of February 12, 2021, the beneficial ownership of our units held by:
•each person who beneficially owns 5% or more of the outstanding units;
•each director and named executive officer of PBF GP; and
•all directors and officers of PBF GP as a group.

We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a “beneficial owner” of a security if that person has or shares “voting power” that includes the power to vote or to direct the voting of the security, or “investment power” that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 12, 2021, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units that they beneficially own, subject to community property laws where applicable.

The percentage of our units beneficially owned is based on a total of 62,365,612 common units outstanding. The percentage of PBF Energy common stock beneficially owned is based on the shares of Class A common stock and Class B common stock outstanding, with each share of Class B common stock representing the number of PBF LLC Series A units beneficially owned. As of February 12, 2021, 120,103,360 shares of Class A common stock were beneficially owned, as determined in accordance with the rules and regulations of the SEC.

	PBF Logistics LP		PBF Energy Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Thomas J. Nimbley	173,317	0.3%	2,263,961	1.9%
Matthew C. Lucey	72,612	0.1%	768,468	0.6%
Michael D. Gayda	53,070	0.1%	6,538	*
Timothy Paul Davis	39,319	0.1%	534,120	0.4%
C. Erik Young	35,352	0.1%	675,849	0.6%
Trecia Canty	28,586	*	394,329	0.3%
Bruce A. Jones	25,330	*	—	—
David Roush	18,198	*	—	—
Lawrence M. Ziemba	617	*	—	—
All directors and executive officers as a group (11 persons)	543,091	0.9%
Other 5% or more unitholders:
PBF Energy Inc. (2)	29,953,631	48.0%
Carlos Slim Helu et. Al (3)	7,232,858	11.6%
Invesco Ltd. (4)	3,500,414	5.6%
Clearbridge Investments, LLC (5)	3,061,052	4.9%

____________
(*)Less than 0.1%.
(1)Unless otherwise indicated, the address for all beneficial owners in this table is One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.
(2)A subsidiary of PBF Energy Inc. holds the common units and general partner interest. PBF Energy Company LLC directly holds 29,953,631 common units and all the general partner interest. PBF Energy Inc. is the ultimate parent of PBF Energy Company LLC and may, therefore, be deemed to beneficially own the units held. PBF Energy Inc. files information with, or furnishes information to, the SEC pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.
(3)According to a Schedule 13G/A filed with the SEC on February 12, 2021 by Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (collectively, the “Slim Family”). The members of the Slim Family are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Control Empresarial de Capitales S.A. de C.V., formerly known as Inversora Carso, S.A. de C.V.I (“Control Empresarial”). Control Empresarial, a sociedad anónima de capital variable organized under the laws of the United Mexican States (“Mexico”), is a holding company with portfolio investments in various companies. The Slim Family has an address of Paseo de las Palmas 736, Colonia Lomas de Chapultepec, 11000 Ciudad de México, México and Control Empresarial, Paseo de las Palmas 781, Piso 3, Lomas de Chapultepec, Seccion III, Migual Hidalgo, Ciudad de Mexico, Mexico, 11000. The Schedule 13G/A reports that the Slim Family and Control Empresarial have shared voting and dispositive power with respect to the reported units.
(4)According to a Schedule 13G filed with the SEC on February 16, 2021 by Invesco Ltd., with an address of 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309. The Schedule 13G reports that Invesco Ltd. has sole voting and dispositive power with respect to the reported units.
(5)According to a Schedule 13G/A filed with the SEC on February 11, 2021 by Clearbridge Investments, LLC, with an address of 620 8th Avenue, New York, New York 10018. The Schedule 13G/A reports that Clearbridge Investments, LLC has sole voting and dispositive power with respect to the reported units.

 Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2020, regarding our general partner’s equity compensation plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	769,688	—	1,283,643
Equity compensation plans not approved by security holders	—	—	—
Total	769,688	—	1,283,643
____________
(1)The amounts in column (a) of this table reflect only phantom units that have been granted under the LTIP. No awards (as defined under the LTIP) have been made other than the phantom units, each of which represent rights to receive (upon vesting and payout) one common unit in the Partnership or an amount of cash equal to the fair market value of such unit. These phantom units vest pro-rata, annually over four years from the date of grant.

(2)Column (b) is not applicable because phantom units do not have an exercise price.
(3)PBF GP’s board of directors adopted the LTIP in connection with the completion of the IPO and subsequently amended the LTIP effective April 18, 2019. The LTIP provides for the making of certain awards, including common units, restricted units, phantom units, unit appreciation rights and distribution equivalent rights. For information about the LTIP that did not require approval by our limited partners, refer to “Item 11. Executive Compensation.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Relationships with PBF Energy and PBF LLC

As of February 12, 2021, PBF LLC owned 29,953,631 common units, representing a 48.0% limited partner interest in us and a non-economic general partner interest. Transactions with PBF Energy and its affiliated entities are considered to be related party transactions because PBF Energy and its affiliates owned more than 5% of our equity interests; in addition, PBF Energy’s executive officers serve as executive officers of both PBF Energy and our general partner. Whenever a conflict arises between our general partner or its affiliates on the one hand, and us or our limited partners on the other hand, the resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution or course of action in respect of such conflict of interest is:
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

In connection with our quarterly distributions, we distributed $42.5 million and $61.4 million to PBF LLC for the years ended December 31, 2020 and 2019, respectively. During the five months ended May 31, 2019, TVPC distributed $8.5 million to each of its members, which included TVP Holding, a subsidiary of PBF

Holding. Subsequent to the closing of the TVPC Acquisition on May 31, 2019, we own 100% of the equity interest in TVPC.

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

Refer to Note 13 “Related Party Transactions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the commercial agreements with PBF Holding.

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

The annual fee under the Omnibus Agreement for the year ended December 31, 2020 was $7.6 million, inclusive of obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devoted more than 50% of their time to us during the year ended December 31, 2020. We expect to pay $8.3 million, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to us for the year ending December 31, 2021.

Services Agreement

Additionally, we entered into the Services Agreement, pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for us to perform our obligations under our commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2020, we paid an annual fee of $8.7 million to PBF Holding pursuant to the Services Agreement and expect to pay the same annual fee to PBF Holding pursuant to the Services Agreement for the year ending December 31, 2021.

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

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For fiscal years 2020 and 2019, Deloitte & Touche LLP (“Deloitte”) incurred $1,351,795 and $1,536,923 of fees and expenses, respectively, by indicated services as follows:

Audit fees paid for the services of Deloitte during fiscal years 2020 and 2019 included services related to the audits of our Consolidated Financial Statements, audit services provided in connection with our regulatory filings and audits of internal control over financial reporting. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2020 and 2019 financial statements regardless of the timing of payment for those fees and expenses.

Tax fees paid for the services of Deloitte during fiscal years 2020 and 2019 included services related to the preparation of IRS Schedule K-1 tax forms and tax-related advisory services.

Audit-related fees paid for the services of Deloitte during fiscal years 2020 and 2019 included services rendered in connection with certain of our SEC filings, offerings and other transactions.

All engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the audit committee of the board of directors of our general partner. During the years ended December 31, 2020 and 2019, all of the services performed for us by Deloitte were pre-approved by the audit committee.

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

3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

EXHIBIT INDEX

Exhibit Number	Description
2.1	Purchase Agreement dated as of January 29, 2016 by and between PBF Logistics Products Terminals LLC and Plains Products Terminals LLC (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 4, 2016).
2.2	Purchase Agreement dated as of April 16, 2018 by and between PBF Logistics Products Terminals LLC and Cummins Terminals, Inc. (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on April 20, 2018).
2.3	Purchase and Sale Agreement dated July 16, 2018, among Crown Point International LLC, as Seller, PBF Logistics LP, as Purchaser and, CPI Operations LLC, for the limited purposes set forth therein (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (File No. 001-36446) filed on July 20, 2018).
2.4	Equity Restructuring Agreement, dated February 13, 2019, by and among PBF Energy Company LLC, PBF Logistics GP LLC, and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).
3.1	Certificate of Limited Partnership of PBF Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
3.2	Certificate of Formation of PBF Logistics GP LLC (incorporated by reference herein to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
3.3	First Amended and Restated Limited Liability Company Agreement of PBF Logistics GP LLC dated May 14, 2014 (incorporated by reference herein to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).
3.4	Third Amended and Restated Agreement of the Limited Partnership of PBF Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).
4.1	Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).
4.1.1	Supplemental Indenture dated June 19, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1.1 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 22, 2016).
4.2	Form of 6.875% Senior Note (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

Exhibit Number	Description
4.3	Registration Rights Agreement dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation and the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).
4.4	Second Supplemental Indenture dated as of June 28, 2016, among PBF Logistics Products Terminals LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.2 to the Quarterly Report on form 10-Q for the quarter ended June 30, 2016 (File No. 001-36446) filed on August 4, 2016).
4.5	Third Supplemental Indenture dated as of October 24, 2016, among Torrance Valley Pipeline Company LLC, PBFX Operating Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.8 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 24, 2017).
4.6	Fourth Supplemental Indenture dated as of March 13, 2017, among Paulsboro Natural Gas Pipeline Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).
4.7	Fifth Supplemental Indenture dated October 6, 2017, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on October 6, 2017).
4.8	Registration Rights Agreement, dated as of October 6, 2017, among PBF Logistics LP, PBF Logistics Finance Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36446) filed on October 6, 2017).
4.9	Sixth Supplemental Indenture dated as of September 11, 2018, among DCR Storage and Loading LLC, Chalmette Logistics Company LLC, Toledo Rail Logistics Company LLC, Paulsboro Terminaling Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36446) filed on October 31, 2018).
4.10	Seventh Supplemental Indenture dated as of October 25, 2018, among CPI Operations LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-36446) filed on May 1, 2019).
4.11	Eighth Supplemental Indenture dated as of March 4, 2020, among PBFX Ace Holdings, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-36446) filed on May 15, 2020).
4.12*	Description of Registrant’s Securities.
10.1	Contribution and Conveyance Agreement by and among PBF Logistics LP, PBF Logistics GP LLC, PBF Energy Inc., PBF Energy Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC and Toledo Refining Company LLC dated as of May 8, 2014 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).
10.2	Contribution Agreement dated as of September 16, 2014 among PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 19, 2014).

Exhibit Number	Description
10.3	Contribution Agreement dated as of December 2, 2014 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on December 5, 2014).
10.4	Delaware City Rail Terminaling Services Agreement dated as of May 14, 2014 by and between PBF Holding Company LLC and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).
10.5	Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).
10.6	Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).
10.7	Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 5, 2015).
10.8	Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).
10.9	Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).
10.10#	PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).
10.11#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 22, 2014).
10.12	Form of Indemnification Agreement, dated December 12, 2012, between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference herein to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on December 18, 2012).
10.13	Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).
10.14	Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).
10.15	Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).
10.16	Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).
10.17	Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

Exhibit Number	Description
10.18	Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).
10.19	Contribution Agreement dated as of February 15, 2017 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).
10.20	Storage Services Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).
10.21	Lease Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and Chalmette Refining, L.L.C. (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).
10.22	Precedent Agreement dated as of February 28, 2017 by Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference herein to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).
10.23	Expansion Rights and Right of First Refusal Agreement dated as of February 28, 2017 among PBF Energy Company LLC, PBF Logistics GP LLC, and PBF Logistics LP (incorporated by reference herein to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).
10.24	Firm Transportation Service Agreement dated as of August 3, 2017, by and between Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36446) filed on November 2, 2017).
10.25	Amended and Restated Delaware City Rail Terminaling Services Agreement entered into on May 2, 2018, by and between PBF Holding Company LLC and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-36446) filed on May 3, 2018).
10.26	Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement entered into on May 2, 2018, by and between PBF Holding LLC and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-36446) filed on May 3, 2018).
10.27	Amended and Restated Revolving Credit Agreement, dated July 30, 2018 among PBF Logistics LP, Wells Fargo Bank, National Association, as administrative agent and the lender syndicate thereto (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on August 2, 2018).
10.28	Fifth Amended and Restated Omnibus Agreement dated as of July 31, 2018, among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36446) filed on October 31, 2018).
10.29	Sixth Amended and Restated Operation and Management Services and Secondment Agreement dated as of July 31, 2018, among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Chalmette Refining, L.L.C., Paulsboro Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP, DCR Storage and Loading LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Paulsboro Terminaling Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Rail Logistics Company LLC, Chalmette Logistics Company LLC and PBFX Operating Company LLC (incorporated by reference herein to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36446) filed on October 31, 2018).

Exhibit Number	Description
10.30	Common Unit Purchase Agreement, dated July 16, 2018, by and among PBF Logistics LP and the purchasers party thereto (incorporated by reference herein to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-36446) filed on July 17, 2018).
10.31	Joinder Agreement dated as of February 11, 2020, among PBFX Ace Holdings LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-36446) filed on May 15, 2020).
10.32	Amendment to Amended and Restated Delaware City Rail Terminaling Services Agreement, dated February 13, 2019, by and between PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).
10.33	Terminaling Services Agreement, dated February 13, 2019, by and between PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).
10.34	Contribution Agreement dated as of April 24, 2019 by and between PBF Logistics LP and PBF Energy Company LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on April 26, 2019).
10.35#	First Amendment to PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on April 24, 2019).
21.1*	Subsidiaries of the Registrant.
22.1*	List of Guarantor Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP, dated February 18, 2021.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted in Inline XBRL document and contained in Exhibit 101).
——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	February 18, 2021		By:	/s/ Thomas J. Nimbley
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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Chairman of the Board of Directors	February 18, 2021
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer and Director	February 18, 2021
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 18, 2021
(John Barone)	(Principal Accounting Officer)

/s/ Matthew C. Lucey	Executive Vice President	February 18, 2021
(Matthew C. Lucey)	and Director

/s/ Michael D. Gayda	Director	February 18, 2021
(Michael D. Gayda)

/s/ Bruce A. Jones	Director	February 18, 2021
(Bruce A. Jones)

/s/ David Roush	Director	February 18, 2021
(David Roush)

/s/ Lawrence Ziemba	Director	February 18, 2021
(Lawrence Ziemba)