Form 10-Q
period 2021-03-31
PBF Logistics LP
filed 2021-04-29
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
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

As of April 23, 2021, there were 62,365,612 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of March 31, 2021, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 48.0% limited partner interest in PBFX, with the remaining 52.0% limited partner interest owned by public unitholders as of March 31, 2021.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling, storage and processing assets previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries. As of March 31, 2021, PBF Holding, together with its subsidiaries, owns and operates six oil refineries (two of which are operated as a single unit) and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”) and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$43,966	$36,284
Accounts receivable - affiliates	58,975	53,220
Accounts receivable	3,967	11,382
Prepaids and other current assets	1,855	2,590
Total current assets	108,763	103,476
Property, plant and equipment, net	814,335	820,174
Goodwill	6,332	6,332
Other non-current assets	3,407	3,570
Total assets	$932,837	$933,552

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$5,641	$4,940
Accounts payable	5,822	4,602
Accrued liabilities	24,665	32,224
Deferred revenue	2,454	2,117
Total current liabilities	38,582	43,883
Long-term debt	706,274	720,845
Other long-term liabilities	1,475	1,607
Total liabilities	746,331	766,335

Commitments and contingencies (Note 9)

Equity:
Common unitholders (62,365,612 and 62,364,838 units issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively)	186,506	167,217
Total equity	186,506	167,217
Total liabilities and equity	$932,837	$933,552

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Affiliate	$75,933	$75,543
Third-party	11,572	17,486
Total revenue	87,505	93,029

Costs and expenses:
Operating and maintenance expenses	25,048	29,501
General and administrative expenses	4,464	4,387
Depreciation and amortization	9,405	11,282
Change in contingent consideration	655	206
Total costs and expenses	39,572	45,376

Income from operations	47,933	47,653

Other expense:
Interest expense, net	(10,287)	(11,849)
Amortization of loan fees and debt premium	(429)	(439)
Accretion on discounted liabilities	(6)	(552)
Net income attributable to PBF Logistics LP unitholders	$37,211	$34,813

Net income per limited partner unit:
Common units - basic	$0.59	$0.56
Common units - diluted	0.59	0.56

Weighted-average limited partner units outstanding:
Common units - basic	62,646,664	62,370,927
Common units - diluted	62,780,594	62,473,094

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$37,211	$34,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,405	11,282
Amortization of loan fees and debt premium	429	439
Accretion on discounted liabilities	6	552
Unit-based compensation expense	989	1,302
Change in contingent consideration	655	206
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(5,755)	(39,055)
Accounts receivable	7,415	174
Prepaids and other current assets	735	(1,733)
Accounts payable - affiliates	701	7,034
Accounts payable	1,423	(1,537)
Accrued liabilities	1,357	6,689
Deferred revenue	337	(413)
Other assets and liabilities	(86)	(1,106)
Net cash provided by operating activities	54,822	18,647

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,254)	(6,080)
Net cash used in investing activities	$(1,254)	$(6,080)

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Distributions to unitholders	$(18,710)	$(32,308)
Proceeds from revolving credit facility	—	100,000
Repayment of revolving credit facility	(15,000)	—
Payments of contingent consideration	(12,176)	—
Deferred financing costs and other	—	798
Net cash used in financing activities	(45,886)	68,490

Net change in cash and cash equivalents	7,682	81,057
Cash and cash equivalents, beginning of period	36,284	34,966
Cash and cash equivalents, end of period	$43,966	$116,023

Supplemental disclosure of non-cash investing and financing activities:
Accrued and unpaid capital expenditures	$3,147	$473

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of March 31, 2021, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 48.0% limited partner interest in PBFX, with the remaining 52.0% limited partner interest owned by public unitholders as of March 31, 2021.

PBFX engages in the processing of crude oil and the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates. The Partnership generally does not take ownership of or receive any payments based on the value of the crude oil, products, natural gas or intermediates that it handles and does not engage in the trading of any commodities. PBFX’s assets are integral to the operations of PBF Holding’s refineries, and, as a result, the Partnership continues to generate a substantial majority of its revenue from transactions with PBF Holding. Additionally, certain of PBFX’s assets generate revenue from third-party transactions.

Principles of Combination and Consolidation and Basis of Presentation

In connection with, and subsequent to, PBFX’s initial public offering (“IPO”), the Partnership has acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). Such acquisitions completed subsequent to the IPO were made through a series of dropdown transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). The assets, liabilities and results of operations of the Contributed Assets prior to their acquisition by PBFX are collectively referred to as the “Predecessor.” The transactions through which PBFX acquired the Contributed Assets were transfers of assets between entities under common control. The accompanying condensed consolidated financial statements and related notes present solely the consolidated financial position and consolidated financial results of PBFX. Refer to the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) for additional information regarding the Acquisitions from PBF and the agreements that were entered into or amended with related parties in connection with these acquisitions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows of PBFX for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year.

The Predecessor generally did not operate its respective assets for the purpose of generating revenue independent of other PBF Energy businesses prior to the IPO or the effective dates of the Acquisitions from PBF. All intercompany accounts and transactions have been eliminated.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions affected by the expected market transition from London Interbank Offering Rate, also known as LIBOR, and other interbank rates if certain criteria are met. The amendments in ASU 2020-04 are effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of ASU 2020-04. The Partnership does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements and related disclosures.

2. REVENUE

Revenue Recognition

In accordance with FASB Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers,” revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which the Partnership expects to be entitled in exchange for those goods or services.

As disclosed in Note 11 “Segment Information” of the Notes to Condensed Consolidated Financial Statements, the Partnership’s business consists of two reportable segments: (i) Transportation and Terminaling and (ii) Storage.

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Three Months Ended March 31,
	2021	2020
Transportation and Terminaling Segment
Terminaling	$38,835	$37,927
Pipeline	20,574	20,430
Other	12,068	11,886
Total	71,477	70,243
Storage Segment
Storage	13,748	14,561
Other	2,280	8,225
Total	16,028	22,786
Total Revenue	$87,505	$93,029

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

MVC Payments to be Received

As of March 31, 2021, MVC payments to be received, based on future performance obligations of the Partnership, related to noncancellable commercial terminaling, pipeline and storage agreements were as follows:

Remainder of 2021	$87,731
2022	90,730
2023	87,962
2024	87,175
2025	86,937
Thereafter	—
Total MVC payments to be received (1)(2)	$440,535
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

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of March 31, 2021, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component for every asset class.

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

The table below quantifies lease revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Affiliate	$36,848	$38,887
Third-party	7,050	13,553
Total lease revenue	$43,898	$52,440

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the periods presented for the Partnership’s operating leases with customers as of March 31, 2021:

Remainder of 2021	$107,639
2022	134,451
2023	133,090
2024	131,874
2025	105,186
Thereafter	128,340
Total undiscounted cash flows to be received	$740,580

Assets Under Lease

The Partnership’s assets that are subject to lease are included in “Property, plant and equipment, net” within the Partnership’s condensed consolidated balance sheets. The table below quantifies, by category within property, plant and equipment, the assets that are subject to lease as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Land	$98,337	$98,337
Pipelines	321,593	321,254
Terminals and equipment	83,387	83,387
Storage facilities and processing units	182,600	182,600
	685,917	685,578
Accumulated depreciation	(115,365)	(109,153)
Net assets subject to lease	$570,552	$576,425

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $2,454 and $2,117 as of March 31, 2021 and December 31, 2020, respectively. The increase in the deferred revenue balance as of March 31, 2021 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

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

The Partnership performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of March 31, 2021 and December 31, 2020.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2021	December 31, 2020
Land	$115,957	$115,957
Pipelines	345,668	345,328
Terminals and equipment	320,290	319,861
Storage facilities and processing units	200,874	200,662
Construction in progress	6,046	3,761
	988,835	985,569
Accumulated depreciation	(174,500)	(165,395)
Property, plant and equipment, net	$814,335	$820,174

Depreciation expense was $9,280 and $9,948 for the three months ended March 31, 2021 and 2020, respectively.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

5. INTANGIBLES

The Partnership’s net intangibles consisted of the following:

	March 31, 2021	December 31, 2020
Customer contracts	$9,300	$9,300
Customer relationships	5,900	5,900
	15,200	15,200
Accumulated amortization	(12,021)	(11,896)
Total intangibles, net (1)	$3,179	$3,304
(1) Intangibles, net are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

Amortization expense was $125 and $1,334 for the three months ended March 31, 2021 and 2020, respectively.

6. DEBT

Total debt was comprised of the following:

	March 31, 2021	December 31, 2020
2023 Notes	$525,000	$525,000
Revolving credit facility (1)(2)	185,000	200,000
Total debt outstanding	710,000	725,000
Unamortized debt issuance costs	(5,161)	(5,754)
Unamortized 2023 Notes premium	1,435	1,599
Net carrying value of debt	$706,274	$720,845
___________________
(1)PBFX had $4,008 of outstanding letters of credit and $310,992 available under its $500,000 amended and restated revolving credit facility with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders (as amended, the “Revolving Credit Facility”) as of March 31, 2021.
(2)During the three months ended March 31, 2021, PBFX made net repayments of $15,000 under the Revolving Credit Facility.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based on short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $525,927 and $503,025 at March 31, 2021 and December 31, 2020, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was $710,000 and $710,927 as of March 31, 2021, respectively, and $725,000 and $703,025 as of December 31, 2020, respectively.

7. EQUITY

PBFX had 32,411,981 outstanding common units held by the public as of March 31, 2021. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 48.0% of PBFX’s limited partner interest as of March 31, 2021.

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

The following table presents changes in PBFX common units outstanding:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	62,364,838	62,130,035
Vesting of phantom units, net of forfeitures	774	21,356
Balance at end of period	62,365,612	62,151,391

Additionally, 325,384 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan vested and were converted into common units held by certain directors, officers and current and former employees of our general partner or its affiliates during the year ended December 31, 2020.

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash.

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the three months ended March 31, 2021 and 2020:

Common Units
Balance at December 31, 2020	$167,217
Quarterly distributions to unitholders ($0.30 per unit)	(18,926)
Net income attributable to the partners	37,211
Unit-based compensation expense	989
Other	15
Balance at March 31, 2021	$186,506

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Common Units
Balance at December 31, 2019	$105,083
Quarterly distributions to unitholders ($0.52 per unit)	(32,703)
Net income attributable to the partners	34,813
Unit-based compensation expense (1)	1,302
Other	(6)
Balance at March 31, 2020	$108,489
(1) Inclusive of $201 of expense associated with the accelerated vesting of phantom units in March 2020 for nonretirement eligible employees in accordance with their grant agreements.

Cash Distributions

PBFX’s partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the unitholders and general partner will receive.

During the three months ended March 31, 2021, PBFX made distribution payments as follows:

Related Earnings Period:	Q4 2020
Distribution date	March 17, 2021
Record date	February 25, 2021
Per unit	$0.30
To public common unitholders	$9,724
To PBF LLC	$8,986
Total distribution	$18,710

The quarterly distributions to limited partners for the three months ended March 31, 2021 and 2020 are shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.30 per unit declared for both the three months ended March 31, 2021 and 2020); therefore, the table represents total estimated distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2021	2020
Limited partners’ distributions:
Common	$18,924	$18,844
Total distributions	$18,924	$18,844
Total cash distributions (1)	$18,755	$18,705
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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 200,481 anti-dilutive phantom units for the three months ended March 31, 2021, compared to 168,000 anti-dilutive phantom units for the three months ended March 31, 2020.

The following table shows the calculation of net income per limited partner unit:

	Three Months Ended March 31,
	2021	2020
Net income attributable to the partners:
Distributions declared	$18,924	$18,844
Earnings less distributions	18,287	15,969
Net income attributable to the partners	$37,211	$34,813

Weighted-average units outstanding - basic	62,646,664	62,370,927
Weighted-average units outstanding - diluted	62,780,594	62,473,094

Net income per limited partner unit - basic	$0.59	$0.56
Net income per limited partner unit - diluted	0.59	0.56

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

PBFX recorded a total liability related to environmental remediation obligations at certain of its assets of $1,923 and $1,760 as of March 31, 2021 and December 31, 2020, respectively, related to existing environmental liabilities.

During the first quarter of 2019, the Partnership notified certain agencies of an oil sheen present in the Schuylkill River near one of its facilities. Clean-up, identification and mitigation of the source were immediately initiated. The Pennsylvania Department of Environmental Protection (“PADEP”) approved the Site Characterization Report submitted by the Partnership. A Remedial Action Plan was submitted to the PADEP in October 2020. The PADEP approved the Remedial Action Plan in January 2021, and the response activities are substantially complete. Future remediation costs and any potential penalties are currently not expected to be material to the Partnership.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Contingent Consideration

In connection with the Partnership’s acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement between the Partnership and Crown Point included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain acquired idled assets (the “Contingent Consideration”). The Partnership and Crown Point agreed to share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration recorded was $598 and $12,120 as of March 31, 2021 and December 31, 2020, respectively. The Contingent Consideration is included in “Accrued liabilities” within the Partnership’s condensed consolidated balance sheets.

The Contingent Consideration is categorized in Level 3 of the fair value hierarchy and is estimated using a discounted cash flow model based on management’s estimate of the future cash flows associated with the recommenced idled assets. The change in fair value of the obligation during the three months ended March 31, 2021 and 2020 was impacted primarily due to the change in estimated future cash flows of the assets, accretion on the discounted liability and settlement payments made by the Partnership.

Pursuant to the terms of the commercial agreement, the counterparty exercised its right to terminate the contract at the conclusion of the initial contract year, resulting in an adjustment in the fair value of the Contingent Consideration for the year ended December 31, 2020 of $16,429, reflecting the elimination of the estimated earn-out for years two and three of the performance period. Subsequent to the contract termination, the counterparty and the Partnership agreed to extend certain of the originally contracted services on a limited basis into the second quarter of 2021. The operating profits resulting from the contract extension remain subject to the earn-out provision between the Partnership and Crown Point.

The following table summarizes the changes in fair value of the Contingent Consideration for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$12,120	$26,086
Accretion on discounted liabilities	—	550
Settlements	(12,176)	—
Unrealized charge included in earnings	654	390
Balance at end of period	$598	$27,026

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

Refer to the 2020 Form 10-K for a more complete description of PBFX’s commercial agreements with PBF Holding, including those identified as leases, which were entered into prior to 2021. No new agreements or amendments were entered into during the three months ended March 31, 2021.

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

Refer to the 2020 Form 10-K for a more complete description of the Omnibus Agreement and the Services Agreement.

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended March 31,
	2021	2020
Revenue	$75,933	$75,543
Operating and maintenance expenses	2,171	2,171
General and administrative expenses	1,768	1,996

11. SEGMENT INFORMATION

The Partnership’s operations are comprised of operating segments, which are strategic business units that offer different services in various geographical locations. PBFX has evaluated the performance of each operating segment based on its respective operating income. The operating segments adhere to the accounting polices used for the consolidated financial statements, as described in Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

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

	Three Months Ended March 31, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$71,477	$16,028	$—	$87,505
Depreciation and amortization	7,235	2,170	—	9,405
Income (loss) from operations	46,609	5,788	(4,464)	47,933
Other expense	—	—	10,722	10,722
Capital expenditures	1,055	199	—	1,254

	Three Months Ended March 31, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$70,243	$22,786	$—	$93,029
Depreciation and amortization	7,072	4,210	—	11,282
Income (loss) from operations	41,268	10,772	(4,387)	47,653
Other expense	—	—	12,840	12,840
Capital expenditures	3,626	2,454	—	6,080

	Balance at March 31, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$698,027	$196,640	$38,170	$932,837

	Balance at December 31, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$715,308	$200,130	$18,114	$933,552

12. SUBSEQUENT EVENTS

Cash Distribution

On April 29, 2021, PBF GP’s board of directors announced a cash distribution, based on the results of the first quarter of 2021, of $0.30 per unit. The distribution is payable on May 27, 2021 to PBFX unitholders of record at the close of business on May 13, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations in our 2020 Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our 2020 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the effective dates of each of the Acquisitions from PBF (as defined below) refer to the Predecessor. For periods subsequent to the effective dates of each of the Acquisitions from PBF, these terms refer to the Partnership and its subsidiaries.

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of March 31, 2021, owned 99.2% of the total economic interest in PBF LLC. As of March 31, 2021, PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 48.0% limited partner interest in PBFX, with the remaining 52.0% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, storage and processing assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries.

Business Developments

COVID-19

The outbreak of the COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and resulting governmental and consumer responses have also resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Such impacts have resulted in revenue declines due to lower demand and throughput volumes across certain of our facilities, which may continue to affect our business for the foreseeable future. In response to the COVID-19 pandemic, we have taken and are continuing to take steps to mitigate potential adverse impacts on our business and operations by limiting capital expenditures, reducing discretionary activities and third-party services and lowering our quarterly distribution to our minimum quarterly distribution of $0.30 per unit. This distribution reduction, effective with the distribution for the first quarter of 2020 that was paid on June 17, 2020, represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to identify potential organic growth projects or strategic acquisitions. In addition, our parent sponsor and largest customer, PBF Energy, has endeavored to take the necessary steps to preserve liquidity and solidify its operations under the adverse market conditions caused by the COVID-19 pandemic. Despite the measures we and PBF Energy have taken, we and PBF Energy have been, and likely will continue to be, adversely impacted by the COVID-19 pandemic. We are unable to predict the ultimate outcome of the economic impact and can provide no assurance that measures taken to mitigate the impact of the COVID-19 pandemic will be effective.

The full extent to which the COVID-19 pandemic impacts our business and operations, or that of PBF Energy, is unknown and will depend on the severity, location and duration of the effects and spread of COVID-19, the effectiveness of the vaccine programs and the other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, related consumer responses and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

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

Refer to our 2020 Form 10-K and Note 10 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for a more complete description of our commercial agreements with PBF Holding, including those identified as leases.

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

Refer to our 2020 Form 10-K for a more complete description of the Omnibus Agreement and the Services Agreement.

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations due to certain debt transactions and our annual inflation adjustment to our commercial agreements. Additionally, our results may not be comparative to prior periods due to the impact of the COVID-19 pandemic on our business, including lower throughput volumes at our terminals, as the industry reacts to the related economic downturn and volatile commodity market.

Furthermore, our results of operations may not be comparable to our historical results of operations due to the termination of the CPI Processing Agreement (as defined below). In connection with the Partnership’s acquisition of CPI Operations LLC (“CPI”) from Crown Point International LLC, the purchase and sale agreement included an earn-out provision related to an existing commercial agreement (the “CPI Processing Agreement”), based on the future results of certain acquired idled assets, which recommenced operations in October 2019. In the third quarter of 2020, pursuant to the terms of the CPI Processing Agreement, the counterparty exercised its right to terminate the contract at the conclusion of the initial contract year, effective in the fourth quarter of 2020 (the “CPI Contract Termination”). While the counterparty and the Partnership subsequently have agreed to extend certain of the originally contracted services under the CPI Processing Agreement into the second quarter of 2021, the limited nature of these services has affected the comparability of our results of operations, specifically within our Storage segment, on a year-over-year basis. Refer to “Results of Operations” below for further discussion.

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

Factors driving the prices of petroleum-based commodities include supply and demand for crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the first quarter of 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. These factors have resulted in significant demand destruction for refined petroleum products and atypical volatility in oil commodity prices, which may continue for the foreseeable future. Although the effects may be mitigated by MVC provisions in certain of our commercial contracts, this overall demand destruction and market environment could lead to lower storage or throughput volumes processed at our assets, which could negatively impact our results of operations and cash flows. While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic, a significant portion of the negative impacts and risk to us may be mitigated through our MVCs within the commercial agreements with PBF Holding. Refer to “Risk Factors” included in “Item 1A.” of our 2020 Form 10-K.

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

Third-Party Business. As of March 31, 2021, PBF Holding accounts for a substantial majority of our revenue and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Holding’s refineries. We continue to explore further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to explore expanding our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

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

Combined Overview. The following tables summarize our results of operations and financial data for the three months ended March 31, 2021 and 2020. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenue:
Affiliate	$75,933	$75,543
Third-party	11,572	17,486
Total revenue	87,505	93,029

Costs and expenses:
Operating and maintenance expenses	25,048	29,501
General and administrative expenses	4,464	4,387
Depreciation and amortization	9,405	11,282
Change in contingent consideration	655	206
Total costs and expenses	39,572	45,376

Income from operations	47,933	47,653

Other expense:
Interest expense, net	(10,287)	(11,849)
Amortization of loan fees and debt premium	(429)	(439)
Accretion on discounted liabilities	(6)	(552)
Net income attributable to PBF Logistics LP unitholders	$37,211	$34,813

Other data:
EBITDA attributable to PBFX	$57,923	$56,309
Adjusted EBITDA	58,996	57,938
Distributable cash flow	48,178	40,775
Capital expenditures	1,254	6,080

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

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$37,211	$34,813
Interest expense, net	10,287	11,849
Amortization of loan fees and debt premium	429	439
Accretion on discounted liabilities	6	552
Change in contingent consideration	655	206
Depreciation and amortization	9,405	11,282
EBITDA	57,993	59,141
Less: Earnings attributable to the CPI earn-out	70	2,832
EBITDA attributable to PBFX	57,923	56,309
Non-cash unit-based compensation expense	989	1,302
Cash interest	(10,346)	(11,988)
Maintenance capital expenditures attributable to PBFX	(388)	(4,848)
Distributable cash flow	$48,178	$40,775

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, which is the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$54,822	$18,647
Change in operating assets and liabilities	(6,127)	29,947
Interest expense, net	10,287	11,849
Non-cash unit-based compensation expense	(989)	(1,302)
EBITDA	57,993	59,141
Less: Earnings attributable to the CPI earn-out	70	2,832
EBITDA attributable to PBFX	57,923	56,309
Non-cash unit-based compensation expense	989	1,302
Cash interest	(10,346)	(11,988)
Maintenance capital expenditures attributable to PBFX	(388)	(4,848)
Distributable cash flow	$48,178	$40,775

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$37,211	$34,813
Interest expense, net	10,287	11,849
Amortization of loan fees and debt premium	429	439
Accretion on discounted liabilities	6	552
Change in contingent consideration	655	206
Depreciation and amortization	9,405	11,282
EBITDA	57,993	59,141
Less: Earnings attributable to the CPI earn-out	70	2,832
EBITDA attributable to PBFX	57,923	56,309
Acquisition and transaction costs	—	95
Non-cash unit-based compensation expense	989	1,302
East Coast Terminals environmental remediation costs	84	232
Adjusted EBITDA	$58,996	$57,938

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Summary

Our net income for the three months ended March 31, 2021 increased by approximately $2.4 million to $37.2 million from $34.8 million for the three months ended March 31, 2020, details of which are shown in the following graph and further described below.

The increase in net income was primarily due to the following:
•a decrease in operating and maintenance expenses of approximately $4.5 million, or 15.1%, as a result of a continued decrease in discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower utility expenses due to reduced energy usage;
•a decrease in depreciation and amortization of approximately $1.9 million, or 16.6%, due to certain CPI assets being fully depreciated and amortized in the fourth quarter of 2020 as a result of the CPI Contract Termination; and
•a decrease in other expenses of approximately $2.1 million, or 16.5%, primarily related to a decrease in interest expense as a result of lower borrowings under our Revolving Credit Facility and a decrease in accretion on discounted liabilities due to lower outstanding applicable liabilities;
offset by the following:
•a decrease in total revenue of approximately $5.5 million, or 5.9%, primarily attributable to the CPI Contract Termination and lower pass-through utilities fees, offset by inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”) and increased lease tank capacity at certain of our Transportation and Terminaling assets; and
•an increase in change in contingent consideration of approximately $0.4 million due to the extension of certain services under the CPI Processing Agreement into the second quarter of 2021.

General and administrative expenses were relatively consistent during the comparable periods with no significant fluctuation activity.

EBITDA attributable to PBFX for the three months ended March 31, 2021 increased by approximately $1.6 million to $57.9 million from $56.3 million for the three months ended March 31, 2020 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the three months ended March 31, 2021 increased by approximately $1.1 million to $59.0 million from $57.9 million for the three months ended March 31, 2020 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation and certain environmental remediation costs.

Segment Information

Our operations are comprised of operating segments, which are strategic business units that offer different services in various geographical locations. We review operations in two reportable segments: (i) Transportation and Terminaling and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of our reportable segments based on the segment operating income. Segment operating income is defined as net revenue less operating expenses, depreciation and amortization and change in contingent consideration. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is further discussed in Note 11 “Segment Information” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements.”

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$65,592	$65,141
Third-party	5,885	5,102
Total revenue	71,477	70,243

Costs and expenses:
Operating and maintenance expenses	17,633	21,903
Depreciation and amortization	7,235	7,072
Total costs and expenses	24,868	28,975
Transportation and Terminaling Segment Operating Income	$46,609	$41,268

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd)(1)	219,870	300,392
Lease tank capacity (average lease capacity barrels per month)(2)	2,490,334	2,051,043
Pipelines
Total throughput (bpd)(1)	153,463	162,527
Lease tank capacity (average lease capacity barrels per month)(2)	1,033,760	1,147,823
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(2) Lease capacity is based on tanks in service and average lease capacity available during the period.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Our Transportation and Terminaling operating income for the three months ended March 31, 2021 increased by approximately $5.3 million to $46.6 million from $41.3 million for the three months ended March 31, 2020, details of which are shown in the following graph and further described below.

The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $1.2 million, or 1.8%, primarily attributable to the Inflation Rate Increase and increased lease tank capacity at certain of our assets; and
•a decrease in operating and maintenance expenses of approximately $4.3 million, or 19.5%, as a result of decreased discretionary spending, including maintenance and outside service costs, in response to the COVID-19 pandemic, as well as lower utility expenses due to reduced energy usage.

Depreciation and amortization was relatively consistent during the comparable periods with no significant fluctuation activity.

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
(in thousands, except for storage capacity reserved and total throughput)
Revenue:
Affiliate	$10,341	$10,402
Third-party	5,687	12,384
Total revenue	16,028	22,786

Costs and expenses:
Operating and maintenance expenses	7,415	7,598
Depreciation and amortization	2,170	4,210
Change in contingent consideration	655	206
Total costs and expenses	10,240	12,014
Storage Segment Operating Income	$5,788	$10,772

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)(1)	7,605,161	7,607,643
Total throughput (bpd)(2)	7,873	25,254
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.
(2) Calculated as the sum of the average throughput per day for each asset group for the period presented.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Our Storage operating income for the three months ended March 31, 2021 decreased by approximately $5.0 million to $5.8 million from $10.8 million for the three months ended March 31, 2020, details of which are shown in the following graph and further described below.

The decrease in operating income was primarily due to the following:
•a decrease in total revenue of approximately $6.8 million, or 29.7%, primarily attributable to the CPI Contract Termination; and
•an increase in change in contingent consideration of approximately $0.4 million due to the extension of certain services under the CPI Processing Agreement into the second quarter of 2021;
offset by the following:
•a decrease in depreciation and amortization of approximately $2.0 million, or 48.5%, due to certain CPI assets being fully depreciated and amortized in the fourth quarter of 2020 as a result of the CPI Contract Termination.

Operating and maintenance expenses were relatively consistent during the comparable periods with no significant fluctuation activity.

Liquidity and Capital Resources

Due to the COVID-19 pandemic and the current challenging and volatile market conditions, our business and operating results have been impacted by demand destruction for refined petroleum products as a result of the worldwide economic slowdown and governmental and consumer responses, including travel restrictions and stay-at-home orders. Such conditions continue to affect our operations and financial condition due to changes in the usage and level of demand for our services, including a reduction in third-party and incremental affiliate revenue. We expect our ongoing sources of liquidity to include cash generated from operations (a significant portion of which are supported by MVCs in our commercial agreements), borrowings under our Revolving Credit Facility and issuances of additional debt and equity securities as appropriate given market conditions. Additionally, we remain focused on opportunities to support our financial position in the current environment, including limiting capital expenditures, reducing discretionary activities and third-party services and continually assessing our quarterly distribution level. While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic and volatile market conditions, we expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs, including our debt service, capital expenditures and distributions on our units. We may also pursue other strategic initiatives to strengthen our financial position, including debt and/or equity securities repurchases, to the extent such initiatives can be funded without impairing our liquidity. Refer to “Risk Factors” included in “Item 1A.” of our 2020 Form 10-K for further information.

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

In response to the impacts of the COVID-19 pandemic, we reduced our quarterly distribution to our minimum quarterly distribution of $0.30 per unit effective with the distribution for the first quarter of 2020. This reduction represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to pursue potential organic growth projects or strategic acquisition opportunities. However, we intend to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $18.9 million per quarter or approximately $75.6 million on an annualized basis, based on the number of common units outstanding as of March 31, 2021.

As of March 31, 2021, we had approximately $355.0 million of liquidity, including approximately $44.0 million in cash and cash equivalents, and access to approximately $311.0 million under our Revolving Credit Facility.

During the three months ended March 31, 2021, we made cash distribution payments as follows (in thousands, except per unit data):

Related Earnings Period:	Q4 2020
Distribution date	March 17, 2021
Record date	February 25, 2021
Per unit	$0.30
To public common unitholders	$9,724
To PBF LLC	$8,986
Total distribution	$18,710

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and secured by a first priority lien on our assets and those of our restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. We are in compliance with the covenants under the Revolving Credit Facility as of March 31, 2021.

During the three months ended March 31, 2021, PBFX made net repayments of $15.0 million under the Revolving Credit Facility.

Our 6.875% Senior Notes due 2023 (the “2023 Notes”) have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15, 2023. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of March 31, 2021, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$54,822	$18,647
Net cash used in investing activities	(1,254)	(6,080)
Net cash (used in) provided by financing activities	(45,886)	68,490
Net change in cash and cash equivalents	$7,682	$81,057

Cash Flows from Operating Activities

Net cash provided by operating activities increased by approximately $36.2 million to $54.8 million for the three months ended March 31, 2021 compared to $18.6 million for the three months ended March 31, 2020. The increase in net cash provided by operating activities was primarily the result of an increase in the net changes in operating assets and liabilities of approximately $36.1 million primarily driven by the timing of collection of accounts receivables and liability payments and an increase in net income of approximately $2.4 million, offset by a net decrease in non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium, accretion on discounted liabilities, unit-based compensation and change in contingent consideration of approximately $2.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by approximately $4.8 million to $1.3 million for the three months ended March 31, 2021 compared to $6.1 million for the three months ended March 31, 2020. The decrease in net cash used in investing activities was due to a decrease in capital expenditures of approximately $4.8 million primarily related to continued reductions in capital spending in the current year in response to the COVID-19 pandemic.

Cash Flows from Financing Activities

Net cash used in financing activities changed by approximately $114.4 million to $45.9 million for the three months ended March 31, 2021 compared to net cash provided by financing activities of $68.5 million for the three months ended March 31, 2020. Net cash used in financing activities for the three months ended March 31, 2021 consisted of distributions to unitholders of $18.7 million, net repayments of $15.0 million under our Revolving Credit Facility and a $12.2 million earn-out payment under the CPI Processing Agreement. Net cash provided by financing activities for the three months ended March 31, 2020 consisted of net borrowings under our Revolving Credit Facility of $100.0 million and deferred financing costs and other costs of $0.8 million, offset by distributions to unitholders of $32.3 million.

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

Capital expenditures for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Expansion	$555	$1,165
Maintenance	388	4,848
Regulatory	311	67
Total capital expenditures	$1,254	$6,080

We currently expect to spend approximately $9.0 million to $17.0 million for the remainder of 2021 for capital expenditures. Of the total expected remaining capital expenditures, approximately $9.0 million to $13.0 million relate to maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our forecasted capital expenditures for the remainder of 2021. We may rely on external sources including incremental borrowings under the Revolving Credit Facility and issuances of equity and debt securities to fund any significant future expansion.

Contractual Obligations

With the exception of activity under the Revolving Credit Facility, there have been no significant changes in our contractual obligations since those reported in our 2020 Form 10-K. Refer to Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our debt obligations.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities, other than outstanding letters of credit in the amount of $4.0 million.

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

As of March 31, 2021, we have recorded a total liability related to environmental remediation costs of $1.9 million related to existing environmental liabilities. Refer to Note 9 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

PBF Logistics LP serves as “Issuer,” with PBF Logistics Finance Corporation (“PBF Finance”) as “Co-Issuer.” The indenture dated May 12, 2015, as supplemented, among us, PBF Finance, the guarantors party thereto and Deutsche Bank Trust Company Americas, as Trustee, governs subsidiaries designated as “Guarantor Subsidiaries.”

In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to restrictions included in the indenture. Refer to PBF LLC’s condensed consolidated financial statements, which are included in its Quarterly Report on Form 10-Q for the period ended March 31, 2021.

The Co-Issuer has no independent assets or operations, and we do not have any subsidiaries designated as “Non-Guarantor Subsidiaries.” As such, the consolidated results of the Issuer and Guarantor Subsidiaries are reflected in our Condensed Consolidated Financial Statements included in “Item 1. Financial Statements.”

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, through the operations of our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three months ended March 31, 2021, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances or settle through cash payments.

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At March 31, 2021, we had $185.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $3.9 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

We continually monitor our market risk exposure, including the impact and developments related to the COVID-19 pandemic, which has introduced significant volatility in the financial markets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On December 4, 2020, the Pennsylvania Department of Environmental Protection (the “PADEP”) issued a draft Consent Order and Agreement to the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC, with respect to two alleged violations at the Philadelphia terminal for failure to: 1) test and inspect regulated piping as required in accordance with industry standards; and 2) have a professional engineering certification that all above ground storage tanks meet the applicable performance standards and requirements as a result of an alleged release of oil on January 10, 2019 into the Schuylkill River resulting from a pipe leak that was not contained by emergency containment structure. The draft order included a proposed penalty of $0.8 million. The Partnership is currently communicating with the PADEP regarding the allegations and the settlement offer.

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2020 Form 10-K.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-Q, and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
22.1*	List of Guarantor Subsidiaries.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted as Inline XBRL (included in Exhibit 101).
——————
* Filed herewith.
** This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	April 29, 2021		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)