Form 10-Q
period 2021-06-30
PBF Logistics LP
filed 2021-07-29
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
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

As of July 23, 2021, there were 62,515,628 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of June 30, 2021, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.9% limited partner interest in PBFX, with the remaining 52.1% limited partner interest owned by public unitholders as of June 30, 2021.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling, storage and processing assets previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries. As of June 30, 2021, PBF Holding, together with its subsidiaries, owns and operates six oil refineries (two of which are operated as a single unit) and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

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
•a substantial majority of our revenue is generated at PBF Energy’s facilities, particularly at PBF Energy’s Delaware City, Toledo and Torrance refineries, and any adverse developments at any of these facilities could have a material adverse effect on us;
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
•the timing and extent of changes in commodity prices and demand for PBF Energy’s refined products and natural gas and the differential in the prices of various crude oils;
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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$32,410	$36,284
Accounts receivable - affiliates	60,293	53,220
Accounts receivable	5,147	11,382
Prepaids and other current assets	4,150	2,590
Total current assets	102,000	103,476
Property, plant and equipment, net	807,160	820,174
Goodwill	6,332	6,332
Other non-current assets	3,246	3,570
Total assets	$918,738	$933,552

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$5,524	$4,940
Accounts payable	4,656	4,602
Accrued liabilities	16,192	32,224
Deferred revenue	2,566	2,117
Total current liabilities	28,938	43,883
Long-term debt	681,700	720,845
Other long-term liabilities	1,383	1,607
Total liabilities	712,021	766,335

Commitments and contingencies (Note 9)

Equity:
Common unitholders (62,510,376 and 62,364,838 units issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively)	206,717	167,217
Total equity	206,717	167,217
Total liabilities and equity	$918,738	$933,552

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Affiliate	$75,107	$72,422	$151,040	$147,965
Third-party	14,731	16,707	26,303	34,193
Total revenue	89,838	89,129	177,343	182,158

Costs and expenses:
Operating and maintenance expenses	25,447	23,154	50,495	52,655
General and administrative expenses	6,226	4,299	10,690	8,686
Depreciation and amortization	9,276	11,234	18,681	22,516
Change in contingent consideration	1,149	324	1,804	530
Total costs and expenses	42,098	39,011	81,670	84,387

Income from operations	47,740	50,118	95,673	97,771

Other expense:
Interest expense, net	(10,212)	(11,536)	(20,499)	(23,385)
Amortization of loan fees and debt premium	(426)	(542)	(855)	(981)
Accretion on discounted liabilities	(6)	(580)	(12)	(1,132)
Net income attributable to PBF Logistics LP unitholders	$37,096	$37,460	$74,307	$72,273

Net income per limited partner unit:
Common units - basic	$0.59	$0.60	$1.18	$1.16
Common units - diluted	0.59	0.60	1.18	1.16

Weighted-average limited partner units outstanding:
Common units - basic	62,785,212	62,439,378	62,737,272	62,364,243
Common units - diluted	62,982,884	62,446,419	62,859,734	62,372,554

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$74,307	$72,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,681	22,516
Amortization of loan fees and debt premium	855	981
Accretion on discounted liabilities	12	1,132
Unit-based compensation expense	3,823	2,247
Change in contingent consideration	1,804	530
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(7,073)	(7,077)
Accounts receivable	6,235	1,242
Prepaids and other current assets	(1,560)	(977)
Accounts payable - affiliates	584	814
Accounts payable	95	(6,367)
Accrued liabilities	(7,760)	(4,740)
Deferred revenue	449	(727)
Other assets and liabilities	(167)	(2,159)
Net cash provided by operating activities	90,285	79,688

Cash flows from investing activities:
Expenditures for property, plant and equipment	(3,509)	(7,872)
Net cash used in investing activities	$(3,509)	$(7,872)

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Distributions to unitholders	$(37,462)	$(51,012)
Proceeds from revolving credit facility	—	100,000
Repayment of revolving credit facility	(40,000)	(135,000)
Payment of contingent consideration	(12,176)	—
Deferred financing costs and other	(1,012)	798
Net cash used in financing activities	(90,650)	(85,214)

Net change in cash and cash equivalents	(3,874)	(13,398)
Cash and cash equivalents, beginning of period	36,284	34,966
Cash and cash equivalents, end of period	$32,410	$21,568

Supplemental disclosure of non-cash investing and financing activities:
Accrued and unpaid capital expenditures	$2,554	$35
Contribution of net assets from PBF LLC	316	—

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of June 30, 2021, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.9% limited partner interest in PBFX, with the remaining 52.1% limited partner interest owned by public unitholders as of June 30, 2021.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows of PBFX for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year.

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

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Transportation and Terminaling Segment
Terminaling	$38,386	$34,801	$77,221	$72,728
Pipeline	21,113	20,328	41,687	40,758
Other	11,209	11,580	23,277	23,466
Total	70,708	66,709	142,185	136,952
Storage Segment
Storage	14,145	12,990	27,893	27,551
Other	4,985	9,430	7,265	17,655
Total	19,130	22,420	35,158	45,206
Total Revenue	$89,838	$89,129	$177,343	$182,158

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

MVC Payments to be Received

As of June 30, 2021, MVC payments to be received, based on future performance obligations of the Partnership, related to noncancellable commercial terminaling, pipeline and storage agreements were as follows:

Remainder of 2021	$59,224
2022	90,869
2023	87,962
2024	87,175
2025	86,937
Thereafter	—
Total MVC payments to be received (1)(2)	$412,167
(1) All fixed consideration from contracts with customers is included in the amounts presented above. Variable consideration that is constrained or not required to be estimated is excluded.
(2) Arrangements deemed leases are excluded from this table.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Leases

Lessor Disclosures

The Partnership has leased certain of its assets under lease agreements with varying terms up to fifteen years, including leases of storage, terminaling, pipeline and processing assets. Certain of these leases include options to extend or renew the lease for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Partnership’s lease agreements generally do not provide an option for the lessee to purchase the leased equipment at the end of the lease term. However, in connection with the affiliate lease agreement for the interstate natural gas pipeline at PBF Holding’s Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”), the Partnership granted a right of first refusal in favor of PBF LLC such that the Partnership would be required to give PBF Holding the first opportunity to purchase the Paulsboro Natural Gas Pipeline at market value prior to selling to an unrelated third party.

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of June 30, 2021, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component for every asset class.

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

In the normal course of business, the Partnership enters into contracts with PBF Holding and its refineries whereby PBF Holding and its refineries lease certain of the Partnership’s storage, terminaling and pipeline assets. The Partnership believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms of these affiliate leases range from one to fifteen years. Leases with affiliates represent approximately 95% of the undiscounted contractual future rental income from the Partnership’s leased assets.

The table below quantifies lease revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Affiliate	$37,122	$37,501	$73,970	$76,388
Third-party	9,745	13,171	16,795	26,724
Total lease revenue	$46,867	$50,672	$90,765	$103,112

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the periods presented for the Partnership’s operating leases with customers as of June 30, 2021:

Remainder of 2021	$72,465
2022	134,791
2023	133,090
2024	131,874
2025	105,186
Thereafter	128,339
Total undiscounted cash flows to be received	$705,745

Assets Under Lease

The Partnership’s assets that are subject to lease are included in “Property, plant and equipment, net” within the Partnership’s condensed consolidated balance sheets. The table below quantifies, by category within property, plant and equipment, the assets that are subject to lease as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Land	$98,337	$98,337
Pipelines	321,601	321,254
Terminals and equipment	83,387	83,387
Storage facilities and processing units	182,819	182,600
	686,144	685,578
Accumulated depreciation	(121,594)	(109,153)
Net assets subject to lease	$564,550	$576,425

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $2,566 and $2,117 as of June 30, 2021 and December 31, 2020, respectively. The increase in the deferred revenue balance as of June 30, 2021 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

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

The Partnership performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of June 30, 2021 or December 31, 2020.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2021	December 31, 2020
Land	$115,957	$115,957
Pipelines	345,676	345,328
Terminals and equipment	322,092	319,861
Storage facilities and processing units	201,196	200,662
Construction in progress	5,890	3,761
	990,811	985,569
Accumulated depreciation	(183,651)	(165,395)
Property, plant and equipment, net	$807,160	$820,174

Depreciation expense was $18,431 and $19,849 for the six months ended June 30, 2021 and 2020, respectively.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

5. INTANGIBLES

The Partnership’s net intangibles consisted of the following:

	June 30, 2021	December 31, 2020
Customer contracts	$9,300	$9,300
Customer relationships	5,900	5,900
	15,200	15,200
Accumulated amortization	(12,146)	(11,896)
Total intangibles, net (1)	$3,054	$3,304
(1) Total intangibles, net are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

Amortization expense was $250 and $2,667 for the six months ended June 30, 2021 and 2020, respectively.

6. DEBT

Total debt was comprised of the following:

	June 30, 2021	December 31, 2020
2023 Notes	$525,000	$525,000
Revolving Credit Facility (1)(2)	160,000	200,000
Total debt outstanding	685,000	725,000
Unamortized debt issuance costs	(4,568)	(5,754)
Unamortized 2023 Notes premium	1,268	1,599
Net carrying value of debt	$681,700	$720,845
___________________
(1)PBFX had $4,008 of outstanding letters of credit and $335,992 available under its $500,000 amended and restated revolving credit facility with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders (as amended, the “Revolving Credit Facility”) as of June 30, 2021.
(2)During the six months ended June 30, 2021, PBFX made net repayments of $40,000 under the Revolving Credit Facility.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based on short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $516,846 and $503,025 at June 30, 2021 and December 31, 2020, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was $685,000 and $676,846 as of June 30, 2021, respectively, and $725,000 and $703,025 as of December 31, 2020, respectively.

7. EQUITY

PBFX had 32,556,745 outstanding common units held by the public as of June 30, 2021. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 47.9% of PBFX’s limited partner interest as of June 30, 2021.

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

The following tables present changes in PBFX common units outstanding:

	Three Months Ended June 30, 2021
	2021	2020
Balance at beginning of period	62,365,612	62,151,391
Vesting of phantom units, net of forfeitures	144,764	198,201
Balance at end of period	62,510,376	62,349,592

	Six Months Ended June 30, 2021
	2021	2020
Balance at beginning of period	62,364,838	62,130,035
Vesting of phantom units, net of forfeitures	145,538	219,557
Balance at end of period	62,510,376	62,349,592

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the six months ended June 30, 2021 and 2020:

Common Units
Balance at December 31, 2020	$167,217
Quarterly distributions to unitholders ($0.30 per unit)	(18,926)
Net income attributable to the partners	37,211
Unit-based compensation expense	989
Other	15
Balance at March 31, 2021	$186,506
Quarterly distributions to unitholders ($0.30 per unit)	(19,023)
Net income attributable to the partners	37,096
Unit-based compensation expense	2,834
Other	(696)
Balance at June 30, 2021	$206,717

Common Units
Balance at December 31, 2019	$105,083
Quarterly distributions to unitholders ($0.52 per unit)	(32,703)
Net income attributable to the partners	34,813
Unit-based compensation expense (1)	1,302
Other	(6)
Balance at March 31, 2020	$108,489
Quarterly distributions to unitholders ($0.30 per unit)	(18,843)
Net income attributable to the partners	37,460
Unit-based compensation expense	945
Other	(805)
Balance at June 30, 2020	$127,246
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

During the six months ended June 30, 2021, PBFX made distribution payments as follows:

Related Earnings Period:	Q4 2020	Q1 2021
Distribution date	March 17, 2021	May 27, 2021
Record date	February 25, 2021	May 13, 2021
Per unit	$0.30	$0.30
To public common unitholders	$9,724	$9,766
To PBF LLC	$8,986	$8,986
Total distribution	$18,710	$18,752

The quarterly distributions to limited partners for the three and six months ended June 30, 2021 and 2020 are shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.30 per unit were declared for each of the three-month periods ended June 30, 2021 and 2020, and distributions of $0.30 per unit were declared for each of the three-month periods ended March 31, 2021 and 2020); therefore, the table represents total estimated distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Limited partners’ distributions:
Common	$19,021	$18,849	$37,945	$37,693
Total distributions	$19,021	$18,849	$37,945	$37,693
Total cash distributions (1)	$18,754	$18,705	$37,506	$37,410
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

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 119,128 and 317,628 anti-dilutive phantom units for the three and six months ended June 30, 2021, compared to 291,920 and 284,950 anti-dilutive phantom units for the three and six months ended June 30, 2020.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The following table shows the calculation of net income per limited partner unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to the partners:
Distributions declared	$19,021	$18,849	$37,945	$37,693
Earnings less distributions	18,075	18,611	36,362	34,580
Net income attributable to the partners	$37,096	$37,460	$74,307	$72,273

Weighted-average units outstanding - basic	62,785,212	62,439,378	62,737,272	62,364,243
Weighted-average units outstanding - diluted	62,982,884	62,446,419	62,859,734	62,372,554

Net income per limited partner unit - basic	$0.59	$0.60	$1.18	$1.16
Net income per limited partner unit - diluted	0.59	0.60	1.18	1.16

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

PBFX recorded a total liability related to environmental remediation obligations at certain of its assets of $1,575 and $1,760 as of June 30, 2021 and December 31, 2020, respectively, related to existing environmental liabilities.

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

Contingent Consideration

In connection with the Partnership’s acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement between the Partnership and Crown Point included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain acquired idled assets (the “Contingent Consideration”). The Partnership and Crown Point agreed to share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration recorded was $1,748 and $12,120 as of June 30, 2021 and December 31, 2020, respectively. The Contingent Consideration is included in “Accrued liabilities” within the Partnership’s condensed consolidated balance sheets.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The Contingent Consideration is categorized in Level 3 of the fair value hierarchy and is estimated using a discounted cash flow model based on management’s estimate of the future cash flows associated with the recommenced idled assets. The changes in fair value of the obligation during the three and six months ended June 30, 2021 and 2020 were impacted primarily due to the changes in the estimated future cash flows of the assets, accretion on the discounted liability and settlement payments made by the Partnership.

Pursuant to the terms of the commercial agreement, the counterparty exercised its right to terminate the contract at the conclusion of the initial contract year, resulting in an adjustment in the fair value of the Contingent Consideration for the year ended December 31, 2020 of $16,429, reflecting the elimination of the estimated earn-out for years two and three of the performance period. Subsequent to the contract termination, the counterparty and the Partnership have agreed to multiple extension agreements for certain of the originally contracted services on a limited basis. Per the latest extension, services will continue into the third quarter of 2021. The operating profits resulting from the contract extension remain subject to the earn-out provision between the Partnership and Crown Point.

The following table summarizes the changes in fair value of the Contingent Consideration for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$598	$27,026	$12,120	$26,086
Accretion on discounted liabilities	—	569	—	1,119
Settlements	—	—	(12,176)	—
Unrealized charge included in earnings	1,150	304	1,804	694
Balance at end of period	$1,748	$27,899	$1,748	$27,899

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

Refer to the 2020 Form 10-K for a more complete description of PBFX’s commercial agreements with PBF Holding, including those identified as leases, which were entered into prior to 2021. No new agreements or amendments were entered into during the six months ended June 30, 2021.

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

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$75,107	$72,422	$151,040	$147,965
Operating and maintenance expenses	2,170	2,170	4,341	4,341
General and administrative expenses	1,947	1,952	3,715	3,948

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

	Three Months Ended June 30, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$70,708	$19,130	$—	$89,838
Depreciation and amortization	7,105	2,171	—	9,276
Income (loss) from operations	45,448	8,518	(6,226)	47,740
Other expense	—	—	10,644	10,644
Capital expenditures	2,254	1	—	2,255

	Three Months Ended June 30, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$66,709	$22,420	$—	$89,129
Depreciation and amortization	7,023	4,211	—	11,234
Income (loss) from operations	42,912	11,505	(4,299)	50,118
Other expense	—	—	12,658	12,658
Capital expenditures	1,405	387	—	1,792

	Six Months Ended June 30, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$142,185	$35,158	$—	$177,343
Depreciation and amortization	14,340	4,341	—	18,681
Income (loss) from operations	92,057	14,306	(10,690)	95,673
Other expense	—	—	21,366	21,366
Capital expenditures	3,309	200	—	3,509

	Six Months Ended June 30, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$136,952	$45,206	$—	$182,158
Depreciation and amortization	14,095	8,421	—	22,516
Income (loss) from operations	84,180	22,277	(8,686)	97,771
Other expense	—	—	25,498	25,498
Capital expenditures	5,031	2,841	—	7,872

	Balance at June 30, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$696,304	$197,043	$25,391	$918,738

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

	Balance at December 31, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$715,308	$200,130	$18,114	$933,552

12. SUBSEQUENT EVENTS

Cash Distribution

On July 29, 2021, PBF GP’s board of directors announced a cash distribution, based on the results of the second quarter of 2021, of $0.30 per unit. The distribution is payable on August 26, 2021 to PBFX unitholders of record at the close of business on August 12, 2021.

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

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of June 30, 2021, owned 99.2% of the total economic interest in PBF LLC. As of June 30, 2021, PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.9% limited partner interest in PBFX, with the remaining 52.1% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, storage and processing assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries.

Business Developments

COVID-19

The outbreak of the COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and resulting governmental and consumer responses have also resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Such impacts have resulted in revenue declines due to lower demand and throughput volumes across certain of our facilities, which may continue to affect our business for the foreseeable future. In response to the COVID-19 pandemic, we have taken and are continuing to take steps to mitigate potential adverse impacts on our business and operations by limiting capital expenditures, reducing discretionary activities and third-party services and lowering our quarterly distribution to our minimum quarterly distribution of $0.30 per unit. This distribution reduction, effective with the distribution for the first quarter of 2020 that was paid on June 17, 2020, represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to identify potential organic growth projects or strategic acquisitions. In addition, our parent sponsor and largest customer, PBF Energy, has endeavored to take the necessary steps to preserve liquidity and solidify its operations under the adverse market conditions caused by the COVID-19 pandemic. Despite the measures we and PBF Energy have taken and the gradual increases in demand and overall market conditions in the current year, we and PBF Energy have been, and likely will continue to be, adversely impacted by the COVID-19 pandemic. We are unable to predict the ultimate outcome of the economic impact and can provide no assurance that measures taken to mitigate the impact of the COVID-19 pandemic will be effective.

The full extent to which the COVID-19 pandemic impacts our business and operations, or that of PBF Energy, is unknown and will depend on the severity, location and duration of the effects and spread of COVID-19, the effectiveness of the vaccine programs and the other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects (including the ultimate efficacy of vaccine programs on new variants of the virus), related consumer responses and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. As certain restrictions are lifted in various geographical locations throughout the U.S., we will continue to monitor and respond to the impacts that the COVID-19 pandemic has on our business and operations.

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

Refer to our 2020 Form 10-K and Note 10 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” in this Form 10-Q for a more complete description of our commercial agreements with PBF Holding, including those identified as leases.

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

Furthermore, our results of operations may not be comparable to our historical results of operations due to the termination of the CPI Processing Agreement (as defined below). In connection with the Partnership’s acquisition of CPI Operations LLC (“CPI”) from Crown Point International LLC, the purchase and sale agreement included an earn-out provision related to an existing commercial agreement (the “CPI Processing Agreement”), based on the future results of certain acquired idled assets, which recommenced operations in October 2019. In the third quarter of 2020, pursuant to the terms of the CPI Processing Agreement, the counterparty exercised its right to terminate the contract at the conclusion of the initial contract year, effective in the fourth quarter of 2020 (the “CPI Contract Termination”). While the counterparty and the Partnership subsequently have agreed to extend certain of the originally contracted services under the CPI Processing Agreement into the third quarter of 2021, the limited nature of these services has affected the comparability of our results of operations, specifically within our Storage segment, on a year-over-year basis. Refer to “Results of Operations” below for further discussion.

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

Third-Party Business. As of June 30, 2021, PBF Holding accounts for a substantial majority of our revenue and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Holding’s refineries. We continue to explore further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to explore expanding our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

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

Combined Overview. The following tables summarize our results of operations and financial data for the three and six months ended June 30, 2021 and 2020. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
Affiliate	$75,107	$72,422	$151,040	$147,965
Third-party	14,731	16,707	26,303	34,193
Total revenue	89,838	89,129	177,343	182,158

Costs and expenses:
Operating and maintenance expenses	25,447	23,154	50,495	52,655
General and administrative expenses	6,226	4,299	10,690	8,686
Depreciation and amortization	9,276	11,234	18,681	22,516
Change in contingent consideration	1,149	324	1,804	530
Total costs and expenses	42,098	39,011	81,670	84,387

Income from operations	47,740	50,118	95,673	97,771

Other expense:
Interest expense, net	(10,212)	(11,536)	(20,499)	(23,385)
Amortization of loan fees and debt premium	(426)	(542)	(855)	(981)
Accretion on discounted liabilities	(6)	(580)	(12)	(1,132)
Net income attributable to PBF Logistics LP unitholders	$37,096	$37,460	$74,307	$72,273

Other data:
EBITDA attributable to PBFX	$57,016	$58,867	$114,939	$115,176
Adjusted EBITDA	59,979	60,002	118,975	117,940
Distributable cash flow	48,535	46,972	96,713	87,747
Capital expenditures	2,255	1,792	3,509	7,872

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$37,096	$37,460	$74,307	$72,273
Interest expense, net	10,212	11,536	20,499	23,385
Amortization of loan fees and debt premium	426	542	855	981
Accretion on discounted liabilities	6	580	12	1,132
Change in contingent consideration	1,149	324	1,804	530
Depreciation and amortization	9,276	11,234	18,681	22,516
EBITDA	58,165	61,676	116,158	120,817
Less: Earnings attributable to the CPI earn-out	1,149	2,809	1,219	5,641
EBITDA attributable to PBFX	57,016	58,867	114,939	115,176
Non-cash unit-based compensation expense	2,834	945	3,823	2,247
Cash interest	(10,266)	(11,733)	(20,612)	(23,721)
Maintenance capital expenditures attributable to PBFX	(1,049)	(1,107)	(1,437)	(5,955)
Distributable cash flow	$48,535	$46,972	$96,713	$87,747

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, which is the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net cash provided by operating activities	$35,463	$61,041	$90,285	$79,688
Change in operating assets and liabilities	15,324	(9,956)	9,197	19,991
Interest expense, net	10,212	11,536	20,499	23,385
Non-cash unit-based compensation expense	(2,834)	(945)	(3,823)	(2,247)
EBITDA	58,165	61,676	116,158	120,817
Less: Earnings attributable to the CPI earn-out	1,149	2,809	1,219	5,641
EBITDA attributable to PBFX	57,016	58,867	114,939	115,176
Non-cash unit-based compensation expense	2,834	945	3,823	2,247
Cash interest	(10,266)	(11,733)	(20,612)	(23,721)
Maintenance capital expenditures attributable to PBFX	(1,049)	(1,107)	(1,437)	(5,955)
Distributable cash flow	$48,535	$46,972	$96,713	$87,747

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$37,096	$37,460	$74,307	$72,273
Interest expense, net	10,212	11,536	20,499	23,385
Amortization of loan fees and debt premium	426	542	855	981
Accretion on discounted liabilities	6	580	12	1,132
Change in contingent consideration	1,149	324	1,804	530
Depreciation and amortization	9,276	11,234	18,681	22,516
EBITDA	58,165	61,676	116,158	120,817
Less: Earnings attributable to the CPI earn-out	1,149	2,809	1,219	5,641
EBITDA attributable to PBFX	57,016	58,867	114,939	115,176
Acquisition and transaction costs	—	15	—	110
Non-cash unit-based compensation expense	2,834	945	3,823	2,247
East Coast Terminals environmental remediation costs	129	175	213	407
Adjusted EBITDA	$59,979	$60,002	$118,975	$117,940

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Summary

Our net income for the three months ended June 30, 2021 decreased by approximately $0.4 million to $37.1 million from $37.5 million for the three months ended June 30, 2020. The decrease in net income was primarily due to the following:
•an increase in operating and maintenance expenses of approximately $2.3 million, or 9.9%, as a result of increased maintenance activity;
•an increase in general and administrative expenses of approximately $1.9 million, or 44.8%, due to increased unit-based compensation expense; and
•an increase in change in contingent consideration of approximately $0.8 million due to the extension of certain services under the CPI Processing Agreement into the third quarter of 2021;
offset by the following:
•a decrease in depreciation and amortization of approximately $2.0 million, or 17.4%, due to certain CPI assets being fully depreciated and amortized in the fourth quarter of 2020 as a result of the CPI Contract Termination;
•a decrease in other expenses of approximately $2.0 million, or 15.9%, primarily related to a decrease in interest expense as a result of lower borrowings under our Revolving Credit Facility and a decrease in accretion on discounted liabilities due to lower outstanding applicable liabilities; and
•an increase in total revenue of approximately $0.7 million, or 0.8%, primarily attributable to inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”) and increased throughput at certain of our Transportation and Terminaling assets, offset by the CPI Contract Termination and lower pass-through utilities fees.

EBITDA attributable to PBFX for the three months ended June 30, 2021 decreased by approximately $1.9 million to $57.0 million from $58.9 million for the three months ended June 30, 2020 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration and earnings attributable to the CPI earn-out.

Adjusted EBITDA amounts for the three months ended June 30, 2021 and June 30, 2020 were consistent at approximately $60.0 million due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation and certain environmental remediation costs.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Summary

Our net income for the six months ended June 30, 2021 increased by approximately $2.0 million to $74.3 million from $72.3 million for the six months ended June 30, 2020. The increase in net income was primarily due to the following:
•a decrease in other expenses of approximately $4.1 million, or 16.2%, primarily related to a decrease in interest expense as a result of lower borrowings under our Revolving Credit Facility and a decrease in accretion on discounted liabilities due to lower outstanding applicable liabilities;
•a decrease in depreciation and amortization of approximately $3.8 million, or 17.0%, due to certain CPI assets being fully depreciated and amortized in the fourth quarter of 2020 as a result of the CPI Contract Termination; and
•a decrease in operating and maintenance expenses of approximately $2.2 million, or 4.1%, as a result of lower outside services costs, as well as lower utility expenses due to reduced energy usage;
offset by the following:
•a decrease in total revenue of approximately $4.8 million, or 2.6%, primarily attributable to the CPI Contract Termination and lower pass-through utilities fees, offset by the Inflation Rate Increase and increased leased tank capacity at certain of our Transportation and Terminaling assets;
•an increase in general and administrative expenses of approximately $2.0 million, or 23.1%, due to increased unit-based compensation expense; and
•an increase in change in contingent consideration of approximately $1.3 million due to the extension of certain services under the CPI Processing Agreement into the third quarter of 2021.

EBITDA attributable to PBFX for the six months ended June 30, 2021 decreased by approximately $0.2 million to $114.9 million from $115.2 million for the six months ended June 30, 2020 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the six months ended June 30, 2021 increased by approximately $1.0 million to $119.0 million from $117.9 million for the six months ended June 30, 2020 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation and certain environmental remediation costs.

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

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$64,299	$61,714	$129,891	$126,855
Third-party	6,409	4,995	12,294	10,097
Total revenue	70,708	66,709	142,185	136,952

Costs and expenses:
Operating and maintenance expenses	18,155	16,774	35,788	38,677
Depreciation and amortization	7,105	7,023	14,340	14,095
Total costs and expenses	25,260	23,797	50,128	52,772
Transportation and Terminaling Segment Operating Income	$45,448	$42,912	$92,057	$84,180

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd)(1)	257,765	221,396	238,922	260,894
Lease tank capacity (average lease capacity barrels per month)(2)	2,421,334	2,392,535	2,455,834	2,221,789
Pipelines
Total throughput (bpd)(1)	153,834	156,043	153,650	159,285
Lease tank capacity (average lease capacity barrels per month)(2)	1,031,234	1,163,287	1,032,490	1,155,555
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(2) Lease capacity is based on tanks in service and average lease capacity available during the period.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Our Transportation and Terminaling operating income for the three months ended June 30, 2021 increased by approximately $2.5 million to $45.4 million from $42.9 million for the three months ended June 30, 2020. The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $4.0 million, or 6.0%, primarily attributable to the Inflation Rate Increase and increased throughput at certain of our assets;
offset by the following:
•an increase in operating and maintenance expenses of approximately $1.4 million, or 8.2%, as a result of increased maintenance activity, offset by lower utility expenses due to reduced energy usage.

Depreciation and amortization was relatively consistent during the comparative periods with no significant fluctuation activity.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Our Transportation and Terminaling operating income for the six months ended June 30, 2021 increased by approximately $7.9 million to $92.1 million from $84.2 million for the six months ended June 30, 2020. The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $5.2 million, or 3.8%, primarily attributable to the Inflation Rate Increase and increased lease tank capacity at certain of our assets; and
•a decrease in operating and maintenance expenses of approximately $2.9 million, or 7.5%, as a result of lower outside services costs, as well as lower utility expenses due to reduced energy usage.

Depreciation and amortization was relatively consistent during the comparative periods with no significant fluctuation activity.

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands, except for storage capacity reserved and total throughput)
Revenue:
Affiliate	$10,808	$10,708	$21,149	$21,110
Third-party	8,322	11,712	14,009	24,096
Total revenue	19,130	22,420	35,158	45,206

Costs and expenses:
Operating and maintenance expenses	7,292	6,380	14,707	13,978
Depreciation and amortization	2,171	4,211	4,341	8,421
Change in contingent consideration	1,149	324	1,804	530
Total costs and expenses	10,612	10,915	20,852	22,929
Storage Segment Operating Income	$8,518	$11,505	$14,306	$22,277

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)(1)	7,670,900	7,607,643	7,638,031	7,607,643
Total throughput (bpd)(2)	23,113	27,054	15,535	26,154
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.
(2) Calculated as the sum of the average throughput per day for each asset group for the period presented.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Our Storage operating income for the three months ended June 30, 2021 decreased by approximately $3.0 million to $8.5 million from $11.5 million for the three months ended June 30, 2020. The decrease in operating income was primarily due to the following:
•a decrease in total revenue of approximately $3.3 million, or 14.7%, primarily attributable to the CPI Contract Termination;
•an increase in change in contingent consideration of approximately $0.8 million due to the extension of certain services under the CPI Processing Agreement into the third quarter of 2021; and
•an increase in operating and maintenance expenses of approximately $0.9 million, or 14.3%, due to increased maintenance activity, as well as higher utilities expenses;
offset by the following:
•a decrease in depreciation and amortization of approximately $2.0 million, or 48.4%, due to certain CPI assets being fully depreciated and amortized in the fourth quarter of 2020 as a result of the CPI Contract Termination.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Our Storage operating income for the six months ended June 30, 2021 decreased by approximately $8.0 million to $14.3 million from $22.3 million for the six months ended June 30, 2020. The decrease in operating income was primarily due to the following:
•a decrease in total revenue of approximately $10.0 million, or 22.2%, primarily attributable to the CPI Contract Termination;
•an increase in change in contingent consideration of approximately $1.3 million due to the extension of certain services under the CPI Processing Agreement into the third quarter of 2021; and
•an increase in operating and maintenance expenses of approximately $0.7 million, or 5.2%, due to increased maintenance activity, as well as higher utilities expenses;
offset by the following:
•a decrease in depreciation and amortization of approximately $4.1 million, or 48.5%, due to certain CPI assets being fully depreciated and amortized in the fourth quarter of 2020 as a result of the CPI Contract Termination.

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

In response to the impacts of the COVID-19 pandemic, we reduced our quarterly distribution to our minimum quarterly distribution of $0.30 per unit effective with the distribution for the first quarter of 2020. This reduction represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to pursue potential organic growth projects or strategic acquisition opportunities. However, we intend to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $19.0 million per quarter or approximately $76.0 million on an annualized basis, based on the number of common units outstanding as of June 30, 2021.

As of June 30, 2021, we had approximately $368.4 million of liquidity, including approximately $32.4 million in cash and cash equivalents, and access to approximately $336.0 million under our Revolving Credit Facility.

During the six months ended June 30, 2021, we made cash distribution payments as follows (in thousands, except per unit data):

Related Earnings Period:	Q4 2020	Q1 2021
Distribution date	March 17, 2021	May 27, 2021
Record date	February 25, 2021	May 13, 2021
Per unit	$0.30	$0.30
To public common unitholders	$9,724	$9,766
To PBF LLC	$8,986	$8,986
Total distribution	$18,710	$18,752

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and secured by a first priority lien on our assets and those of our restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. We are in compliance with the covenants under the Revolving Credit Facility as of June 30, 2021.

During the six months ended June 30, 2021, PBFX made net repayments of $40.0 million under the Revolving Credit Facility.

Our 6.875% Senior Notes due 2023 (the “2023 Notes”) have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15, 2023. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of June 30, 2021, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$90,285	$79,688
Net cash used in investing activities	(3,509)	(7,872)
Net cash used in financing activities	(90,650)	(85,214)
Net change in cash and cash equivalents	$(3,874)	$(13,398)

Cash Flows from Operating Activities

Net cash provided by operating activities increased by approximately $10.6 million to $90.3 million for the six months ended June 30, 2021 compared to $79.7 million for the six months ended June 30, 2020. The increase in net cash provided by operating activities was primarily the result of an increase in the net changes in operating assets and liabilities of approximately $10.8 million primarily driven by the timing of collection of accounts receivables and liability payments and an increase in net income of approximately $2.0 million, offset by a net decrease in non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium, accretion on discounted liabilities, unit-based compensation and change in contingent consideration of approximately $2.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by approximately $4.4 million to $3.5 million for the six months ended June 30, 2021 compared to $7.9 million for the six months ended June 30, 2020. The decrease in net cash used in investing activities was due to a decrease in capital expenditures of approximately $4.4 million primarily related to continued reductions in capital spending in the current year in response to the COVID-19 pandemic.

Cash Flows from Financing Activities

Net cash used in financing activities increased by approximately $5.4 million to $90.7 million for the six months ended June 30, 2021 compared to $85.2 million for the six months ended June 30, 2020. Net cash used in financing activities for the six months ended June 30, 2021 consisted of net repayments of $40.0 million under our Revolving Credit Facility, distributions to unitholders of $37.5 million, a $12.2 million earn-out payment under the CPI Processing Agreement and deferred financing costs and other costs of $1.0 million. Net cash used in financing activities for the six months ended June 30, 2020 consisted of distributions to unitholders of $51.0 million and net repayments of $35.0 million under our Revolving Credit Facility, offset by deferred financing costs and other costs of $0.8 million.

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

Capital expenditures for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Expansion	$1,356	$1,558
Maintenance	1,437	5,955
Regulatory	716	359
Total capital expenditures	$3,509	$7,872

We currently expect to spend approximately $9.0 million to $14.0 million for the remainder of 2021 for capital expenditures. Of the total expected remaining capital expenditures, approximately $8.0 million to $12.0 million relate to maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our forecasted capital expenditures for the remainder of 2021. We may rely on external sources including incremental borrowings under the Revolving Credit Facility and issuances of equity and debt securities to fund any significant future expansion.

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

As of June 30, 2021, we have recorded a total liability related to environmental remediation costs of $1.6 million related to existing environmental liabilities. Refer to Note 9 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to restrictions included in the indenture. Refer to PBF LLC’s condensed consolidated financial statements, which are included in the combined Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed by PBF LLC and PBF Energy.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, through the operations of our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three and six months ended June 30, 2021, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances or settle through cash payments.

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At June 30, 2021, we had $160.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $3.9 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

We continually monitor our market risk exposure, including the impact and developments related to the COVID-19 pandemic, which has introduced significant volatility in the financial markets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

EXHIBIT INDEX

Exhibit Number	Description
22.1*	List of Guarantor Subsidiaries.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted as Inline XBRL (included in Exhibit 101).
——————
* Filed herewith.
** This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	July 29, 2021		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)