Form 10-Q
period 2021-09-30
PBF Logistics LP
filed 2021-10-28
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
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

As of October 22, 2021, there were 62,517,137 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of September 30, 2021, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.9% limited partner interest in PBFX, with the remaining 52.1% limited partner interest owned by public unitholders as of September 30, 2021.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling, storage and processing assets previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries. As of September 30, 2021, PBF Holding, together with its subsidiaries, owns and operates six oil refineries (two of which are operated as a single unit) and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”) and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•changes in general economic conditions, including market and macro-economic disruptions resulting from pandemics, including the coronavirus disease 2019 (“COVID-19”) pandemic and the Delta and other variants thereof, as well as related governmental and consumer responses thereto;
•our ability to make, complete and integrate acquisitions from affiliates or third parties, and to realize the benefits from such acquisitions;
•our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution;
•competitive conditions in our industry;
•political pressure and influence of environmental groups and other stakeholders on decisions and policies related to the refining, processing and storing of crude oil and refined petroleum products;
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
•a substantial majority of our revenue is generated at PBF Energy’s facilities, particularly associated with PBF Energy’s Delaware City, Toledo and Torrance refineries, and any adverse developments at any of these facilities could have a material adverse effect on us;

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
•the effects of existing and future laws and governmental regulations, including those related to the shipment of crude oil by rail or in response to the potential impacts of climate change;
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
•our tax treatment depends on qualifying income requirements and our status as a partnership for U.S. federal income tax purposes, as well as not being subject to a material amount of entity level taxation by individual states;
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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$28,647	$36,284
Accounts receivable - affiliates	63,244	53,220
Accounts receivable	6,009	11,382
Prepaids and other current assets	4,383	2,590
Total current assets	102,283	103,476
Property, plant and equipment, net	798,832	820,174
Goodwill	6,332	6,332
Other non-current assets	3,132	3,570
Total assets	$910,579	$933,552

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$3,962	$4,940
Accounts payable	3,887	4,602
Accrued liabilities	26,311	32,224
Deferred revenue	2,741	2,117
Total current liabilities	36,901	43,883
Long-term debt	647,124	720,845
Other long-term liabilities	1,377	1,607
Total liabilities	685,402	766,335

Commitments and contingencies (Note 9)

Equity:
Common unitholders (62,517,137 and 62,364,838 units issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively)	225,177	167,217
Total equity	225,177	167,217
Total liabilities and equity	$910,579	$933,552

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Affiliate	$75,464	$70,716	$226,504	$218,681
Third-party	13,389	18,294	39,692	52,487
Total revenue	88,853	89,010	266,196	271,168

Costs and expenses:
Operating and maintenance expenses	27,265	22,730	77,760	75,385
General and administrative expenses	3,902	4,112	14,592	12,798
Depreciation and amortization	9,787	14,305	28,468	36,821
Impairment expense	—	7,000	—	7,000
Change in contingent consideration	761	(14,765)	2,565	(14,235)
Total costs and expenses	41,715	33,382	123,385	117,769

Income from operations	47,138	55,628	142,811	153,399

Other expense:
Interest expense, net	(10,027)	(10,544)	(30,526)	(33,929)
Amortization of loan fees and debt premium	(423)	(328)	(1,278)	(1,309)
Accretion on discounted liabilities	(6)	(594)	(18)	(1,726)
Net income attributable to PBF Logistics LP unitholders	$36,682	$44,162	$110,989	$116,435

Net income per limited partner unit:
Common units - basic	$0.58	$0.71	$1.77	$1.87
Common units - diluted	0.58	0.71	1.76	1.87

Weighted-average limited partner units outstanding:
Common units - basic	62,887,914	62,519,105	62,820,193	62,424,217
Common units - diluted	62,997,487	62,529,489	62,934,116	62,429,475

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$110,989	$116,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,468	36,821
Impairment expense	—	7,000
Amortization of loan fees and debt premium	1,278	1,309
Accretion on discounted liabilities	18	1,726
Unit-based compensation expense	4,658	3,242
Change in contingent consideration	2,565	(14,235)
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(10,024)	(7,846)
Accounts receivable	5,373	(2,059)
Prepaids and other current assets	(1,793)	(565)
Accounts payable - affiliates	(978)	115
Accounts payable	(639)	(5,674)
Accrued liabilities	3,382	7,748
Deferred revenue	624	2,314
Other assets and liabilities	(217)	(4,902)
Net cash provided by operating activities	143,704	141,429

Cash flows from investing activities:
Expenditures for property, plant and equipment	(6,892)	(9,635)
Net cash used in investing activities	$(6,892)	$(9,635)

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Distributions to unitholders	$(56,216)	$(69,718)
Proceeds from revolving credit facility	—	100,000
Repayment of revolving credit facility	(75,000)	(170,000)
Payment of contingent consideration	(12,176)	—
Deferred financing costs and other	(1,057)	809
Net cash used in financing activities	(144,449)	(138,909)

Net change in cash and cash equivalents	(7,637)	(7,115)
Cash and cash equivalents, beginning of period	36,284	34,966
Cash and cash equivalents, end of period	$28,647	$27,851

Supplemental disclosure of non-cash investing and financing activities:
Accrued and unpaid capital expenditures	$504	$843
Contribution of net assets from PBF LLC	316	—

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of September 30, 2021, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.9% limited partner interest in PBFX, with the remaining 52.1% limited partner interest owned by public unitholders as of September 30, 2021.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows of PBFX for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year.

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

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Transportation and Terminaling Segment
Terminaling	$37,628	$35,468	$114,849	$108,196
Pipeline	20,980	19,974	62,667	60,732
Other	11,110	11,550	34,387	35,016
Total	69,718	66,992	211,903	203,944
Storage Segment
Storage	14,550	13,815	42,443	41,366
Other	4,585	8,203	11,850	25,858
Total	19,135	22,018	54,293	67,224
Total Revenue	$88,853	$89,010	$266,196	$271,168

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

MVC Payments to be Received

As of September 30, 2021, MVC payments to be received, based on future performance obligations of the Partnership, related to noncancellable commercial terminaling, pipeline and storage agreements were as follows:

Remainder of 2021	$30,021
2022	92,567
2023	89,204
2024	87,175
2025	86,937
Thereafter	—
Total MVC payments to be received (1)(2)	$385,904
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

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of September 30, 2021, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component for every asset class.

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

In the normal course of business, the Partnership enters into contracts with PBF Holding and its refineries whereby PBF Holding and its refineries lease certain of the Partnership’s storage, terminaling and pipeline assets. The Partnership believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms of these affiliate leases range from one to fifteen years. Leases with affiliates represent approximately 96% of the undiscounted contractual future rental income from the Partnership’s leased assets.

The table below quantifies lease revenue for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Affiliate	$38,305	$36,212	$112,275	$112,600
Third-party	9,508	13,449	26,303	40,173
Total lease revenue	$47,813	$49,661	$138,578	$152,773

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the periods presented for the Partnership’s operating leases with customers as of September 30, 2021:

Remainder of 2021	$36,059
2022	134,791
2023	133,090
2024	131,874
2025	105,186
Thereafter	128,339
Total undiscounted cash flows to be received	$669,339

Assets Under Lease

The Partnership’s assets that are subject to lease are included in “Property, plant and equipment, net” within the Partnership’s condensed consolidated balance sheets. The table below quantifies, by category within property, plant and equipment, the assets that are subject to lease as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Land	$98,337	$98,337
Pipelines	321,998	321,254
Terminals and equipment	83,387	83,387
Storage facilities and processing units	182,819	182,600
	686,541	685,578
Accumulated depreciation	(127,853)	(109,153)
Net assets subject to lease	$558,688	$576,425

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $2,741 and $2,117 as of September 30, 2021 and December 31, 2020, respectively. The increase in the deferred revenue balance as of September 30, 2021 is primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

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

The Partnership performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of September 30, 2021 or December 31, 2020.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Land	$115,957	$115,957
Pipelines	346,072	345,328
Terminals and equipment	324,908	319,861
Storage facilities and processing units	202,007	200,662
Construction in progress	2,697	3,761
	991,641	985,569
Accumulated depreciation	(192,809)	(165,395)
Property, plant and equipment, net	$798,832	$820,174

Depreciation expense was $28,092 and $31,065 for the nine months ended September 30, 2021 and 2020, respectively.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

5. GOODWILL AND INTANGIBLES

The Partnership performed its annual goodwill impairment assessment as of July 1, 2021 and determined that the carrying value of goodwill was not impaired. As of September 30, 2021, the carrying amount of goodwill was $6,332, all of which was recorded within the Transportation and Terminaling segment.

The Partnership’s net intangibles consisted of the following:

	September 30, 2021	December 31, 2020
Customer contracts	$9,300	$9,300
Customer relationships	5,900	5,900
	15,200	15,200
Accumulated amortization	(12,272)	(11,896)
Total intangibles, net (1)	$2,928	$3,304
(1) Total intangibles, net are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

Amortization expense was $376 and $5,756 for the nine months ended September 30, 2021 and 2020, respectively.

6. DEBT

Total debt was comprised of the following:

	September 30, 2021	December 31, 2020
2023 Notes	$525,000	$525,000
Revolving Credit Facility (1)(2)	125,000	200,000
Total debt outstanding	650,000	725,000
Unamortized debt issuance costs	(3,975)	(5,754)
Unamortized 2023 Notes premium	1,099	1,599
Net carrying value of debt	$647,124	$720,845
___________________
(1)PBFX had $4,008 of outstanding letters of credit and $370,992 available under its $500,000 amended and restated revolving credit facility with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders (as amended, the “Revolving Credit Facility”) as of September 30, 2021.
(2)During the nine months ended September 30, 2021, PBFX made net repayments of $75,000 under the Revolving Credit Facility.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based on short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $511,442 and $503,025 at September 30, 2021 and December 31, 2020, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was $650,000 and $636,442 as of September 30, 2021, respectively, and $725,000 and $703,025 as of December 31, 2020, respectively.

7. EQUITY

PBFX had 32,563,506 outstanding common units held by the public as of September 30, 2021. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 47.9% of PBFX’s limited partner interest as of September 30, 2021.

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

The following tables present changes in PBFX common units outstanding:

	Three Months Ended September 30, 2021
	2021	2020
Balance at beginning of period	62,510,376	62,349,592
Vesting of phantom units, net of forfeitures	6,761	10,932
Balance at end of period	62,517,137	62,360,524

	Nine Months Ended September 30, 2021
	2021	2020
Balance at beginning of period	62,364,838	62,130,035
Vesting of phantom units, net of forfeitures	152,299	230,489
Balance at end of period	62,517,137	62,360,524

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the nine months ended September 30, 2021 and 2020:

Common Units
Balance at December 31, 2020	$167,217
Quarterly distributions to unitholders ($0.30 per unit)	(18,926)
Net income attributable to the partners	37,211
Unit-based compensation expense	989
Other	15
Balance at March 31, 2021	$186,506
Quarterly distributions to unitholders ($0.30 per unit)	(19,023)
Net income attributable to the partners	37,096
Unit-based compensation expense	2,834
Other	(696)
Balance at June 30, 2021	$206,717
Quarterly distributions to unitholders ($0.30 per unit)	(19,012)
Net income attributable to the partners	36,682
Unit-based compensation expense	835
Other	(45)
Balance at September 30, 2021	$225,177

Common Units
Balance at December 31, 2019	$105,083
Quarterly distributions to unitholders ($0.52 per unit)	(32,703)
Net income attributable to the partners	34,813
Unit-based compensation expense (1)	1,302
Other	(6)
Balance at March 31, 2020	$108,489
Quarterly distributions to unitholders ($0.30 per unit)	(18,843)
Net income attributable to the partners	37,460
Unit-based compensation expense	945
Other	(805)
Balance at June 30, 2020	$127,246
Quarterly distributions to unitholders ($0.30 per unit)	(18,847)
Net income attributable to the partners	44,162
Unit-based compensation expense	995
Balance at September 30, 2020	$153,556
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

During the nine months ended September 30, 2021, PBFX made distribution payments as follows:

Related Earnings Period:	Q4 2020	Q1 2021	Q2 2021
Distribution date	March 17, 2021	May 27, 2021	August 26, 2021
Record date	February 25, 2021	May 13, 2021	August 12, 2021
Per unit	$0.30	$0.30	$0.30
To public common unitholders	$9,724	$9,766	$9,769
To PBF LLC	$8,986	$8,986	$8,986
Total distribution	$18,710	$18,752	$18,755

The quarterly distributions to limited partners for the three and nine months ended September 30, 2021 and 2020 are shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.30 per unit were declared for each of the three-month periods ended September 30, 2021 and 2020, distributions of $0.30 per unit were declared for each of the three-month periods ended June 30, 2021 and 2020, and distributions of $0.30 per unit were declared for each of the three-month periods ended March 31, 2021 and 2020); therefore, the table represents total estimated distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Limited partners’ distributions:
Common	$19,015	$18,848	$57,060	$56,541
Total distributions	$19,015	$18,848	$57,060	$56,541
Total cash distributions (1)	$18,771	$18,708	$56,278	$56,119
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

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 314,128 and 119,128 anti-dilutive phantom units for the three and nine months ended September 30, 2021, compared to 273,232 and 285,515 anti-dilutive phantom units for the three and nine months ended September 30, 2020.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The following table shows the calculation of net income per limited partner unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to the partners:
Distributions declared	$19,015	$18,848	$57,060	$56,541
Earnings less distributions	17,667	25,314	53,929	59,894
Net income attributable to the partners	$36,682	$44,162	$110,989	$116,435

Weighted-average units outstanding - basic	62,887,914	62,519,105	62,820,193	62,424,217
Weighted-average units outstanding - diluted	62,997,487	62,529,489	62,934,116	62,429,475

Net income per limited partner unit - basic	$0.58	$0.71	$1.77	$1.87
Net income per limited partner unit - diluted	0.58	0.71	1.76	1.87

9. COMMITMENTS AND CONTINGENCIES

Environmental Matters

PBFX’s assets, along with PBF Energy’s refineries, are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment (including in response to the potential impacts of climate change), waste management and the characteristics and the composition of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the Partnership’s assets, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities.

PBFX recorded a total liability related to environmental remediation obligations at certain of its assets of $1,769 and $1,760 as of September 30, 2021 and December 31, 2020, respectively, related to existing environmental liabilities.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Contingent Consideration

In connection with the Partnership’s acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement between the Partnership and Crown Point included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain acquired idled assets (the “Contingent Consideration”). The Partnership and Crown Point agreed to share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration recorded was $2,508 and $12,120 as of September 30, 2021 and December 31, 2020, respectively. The Contingent Consideration is included in “Accrued liabilities” within the Partnership’s condensed consolidated balance sheets.

The Contingent Consideration is categorized in Level 3 of the fair value hierarchy and is estimated using a discounted cash flow model based on management’s estimate of the future cash flows associated with the recommenced idled assets. The changes in fair value of the obligation during the three and nine months ended September 30, 2021 and 2020 were impacted primarily due to the changes in the estimated future cash flows of the assets, accretion on the discounted liability and settlement payments made by the Partnership.

Pursuant to the terms of the commercial agreement, the counterparty exercised its right to terminate the contract at the conclusion of the initial contract year, resulting in an adjustment in the fair value of the Contingent Consideration for the year ended December 31, 2020 of $16,429, reflecting the elimination of the estimated earn-out for years two and three of the performance period. Subsequent to the contract termination, the counterparty and the Partnership agreed to multiple extension agreements for certain of the originally contracted services on a limited basis through the third quarter of 2021. The operating profits resulting from the contract extension remain subject to the earn-out provision between the Partnership and Crown Point. As of the date of this Form 10-Q, the services with the counterparty have ceased. Any future agreements entered into related to the restarted processing unit assets could result in earn-out obligations for the Partnership during the three-year contractual period.

The following table summarizes the changes in fair value of the Contingent Consideration for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,748	$27,899	$12,120	$26,086
Accretion on discounted liabilities	—	587	—	1,706
Settlements	—	—	(12,176)	—
Unrealized charge (gain) included in earnings	760	(14,766)	2,564	(14,072)
Balance at end of period	$2,508	$13,720	$2,508	$13,720

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

Refer to the 2020 Form 10-K for a more complete description of PBFX’s commercial agreements with PBF Holding, including those identified as leases, which were entered into prior to 2021. No new agreements or amendments were entered into during the nine months ended September 30, 2021.

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

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$75,464	$70,716	$226,504	$218,681
Operating and maintenance expenses	2,171	2,171	6,512	6,512
General and administrative expenses	1,816	1,895	5,531	5,843

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

	Three Months Ended September 30, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$69,718	$19,135	$—	$88,853
Depreciation and amortization	7,613	2,174	—	9,787
Income (loss) from operations	42,744	8,296	(3,902)	47,138
Other expense	—	—	10,456	10,456
Capital expenditures	3,281	102	—	3,383

	Three Months Ended September 30, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$66,992	$22,018	$—	$89,010
Depreciation and amortization	7,010	7,295	—	14,305
Income (loss) from operations	43,377	16,363	(4,112)	55,628
Other expense	—	—	11,466	11,466
Capital expenditures	1,438	325	—	1,763

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

	Nine Months Ended September 30, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$211,903	$54,293	$—	$266,196
Depreciation and amortization	21,953	6,515	—	28,468
Income (loss) from operations	134,801	22,602	(14,592)	142,811
Other expense	—	—	31,822	31,822
Capital expenditures	6,590	302	—	6,892

	Nine Months Ended September 30, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$203,944	$67,224	$—	$271,168
Depreciation and amortization	21,105	15,716	—	36,821
Income (loss) from operations	127,557	38,640	(12,798)	153,399
Other expense	—	—	36,964	36,964
Capital expenditures	6,469	3,166	—	9,635

	Balance at September 30, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$686,222	$195,058	$29,299	$910,579

	Balance at December 31, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$715,308	$200,130	$18,114	$933,552

12. SUBSEQUENT EVENTS

Cash Distribution

On October 28, 2021, PBF GP’s board of directors announced a cash distribution, based on the results of the third quarter of 2021, of $0.30 per unit. The distribution is payable on November 30, 2021 to PBFX unitholders of record at the close of business on November 12, 2021.

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

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of September 30, 2021, owned 99.2% of the total economic interest in PBF LLC. As of September 30, 2021, PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.9% limited partner interest in PBFX, with the remaining 52.1% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, storage and processing assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries.

Business Developments

COVID-19

The outbreak of the COVID-19 pandemic negatively impacted worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products starting in the first quarter of 2020. The COVID-19 pandemic, the Delta variant and other variants thereof, and resulting governmental and consumer responses also resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Such impacts resulted in revenue declines due to lower demand and throughput volumes across certain of our facilities. Demand has continued to improve in 2021 but remains below pre-pandemic levels. In response to the COVID-19 pandemic, we have taken and are continuing to take steps to mitigate potential adverse impacts on our business and operations by limiting capital expenditures, reducing discretionary activities and third-party services and lowering our quarterly distribution to our minimum quarterly distribution of $0.30 per unit. This distribution reduction, effective with the distribution for the first quarter of 2020 that was paid on June 17, 2020, represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to identify potential organic growth projects or strategic acquisitions. In addition, our parent sponsor and largest customer, PBF Energy, has endeavored to take the necessary steps to preserve liquidity and solidify its operations under the adverse market conditions caused by the COVID-19 pandemic, including reducing the amount of crude oil processed at its refineries and temporary idling of various units at certain refineries. Despite the measures we and PBF Energy have taken and the gradual increases in demand and overall market conditions in the current year, we and PBF Energy have been, and likely will continue to be, adversely impacted by the COVID-19 pandemic. We are unable to predict the ultimate outcome of the economic impact and can provide no assurance that measures taken to mitigate the impact of the COVID-19 pandemic will be effective.

The full extent to which the COVID-19 pandemic impacts our business and operations, or that of PBF Energy, is unknown and will depend on the severity, location and duration of the effects and spread of COVID-19, and the Delta and other variants thereof, the effectiveness of the vaccine programs and the other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects (including the ultimate efficacy of vaccine programs on new variants of the virus), related consumer responses and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. As certain restrictions are lifted in various geographical locations throughout the U.S., we will continue to monitor and respond to the impacts that the COVID-19 pandemic has on our business and operations.

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

Furthermore, our results of operations may not be comparable to our historical results of operations due to the termination of the CPI Processing Agreement (as defined below). In connection with the Partnership’s acquisition of CPI Operations LLC (“CPI”) from Crown Point International LLC, the purchase and sale agreement included an earn-out provision related to an existing commercial agreement (the “CPI Processing Agreement”), based on the future results of certain acquired idled assets, which recommenced operations in October 2019. In the third quarter of 2020, pursuant to the terms of the CPI Processing Agreement, the counterparty exercised its right to terminate the contract at the conclusion of the initial contract year, effective in the fourth quarter of 2020 (the “CPI Contract Termination”). While the counterparty and the Partnership subsequently agreed to extensions of certain of the originally contracted services under the CPI Processing Agreement through the third quarter of 2021, the limited nature of these services affected the comparability of our results of operations, specifically within our Storage segment, on a year-over-year basis. As of the date of this Form 10-Q, the services have ceased. Refer to “Results of Operations” below for further discussion.

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

Factors driving the prices of petroleum-based commodities include supply and demand for crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the first quarter of 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. These factors have resulted in significant demand destruction for refined petroleum products and atypical volatility in oil commodity prices. Although the effects may be mitigated by MVC provisions in certain of our commercial contracts, this overall demand destruction and market environment could lead to lower storage or throughput volumes processed at our assets, which could negatively impact our results of operations and cash flows. Demand has continued to improve in 2021 but remains below pre-pandemic levels. While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic, a significant portion of the negative impacts and risk to us may be mitigated through our MVCs within the commercial agreements with PBF Holding. Refer to “Risk Factors” included in “Item 1A.” of our 2020 Form 10-K.

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

Third-Party Business. As of September 30, 2021, PBF Holding accounts for a substantial majority of our revenue and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Holding’s refineries. We continue to explore further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to explore expanding our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

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

Combined Overview. The following tables summarize our results of operations and financial data for the three and nine months ended September 30, 2021 and 2020. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
Affiliate	$75,464	$70,716	$226,504	$218,681
Third-party	13,389	18,294	39,692	52,487
Total revenue	88,853	89,010	266,196	271,168

Costs and expenses:
Operating and maintenance expenses	27,265	22,730	77,760	75,385
General and administrative expenses	3,902	4,112	14,592	12,798
Depreciation and amortization	9,787	14,305	28,468	36,821
Impairment expense	—	7,000	—	7,000
Change in contingent consideration	761	(14,765)	2,565	(14,235)
Total costs and expenses	41,715	33,382	123,385	117,769

Income from operations	47,138	55,628	142,811	153,399

Other expense:
Interest expense, net	(10,027)	(10,544)	(30,526)	(33,929)
Amortization of loan fees and debt premium	(423)	(328)	(1,278)	(1,309)
Accretion on discounted liabilities	(6)	(594)	(18)	(1,726)
Net income attributable to PBF Logistics LP unitholders	$36,682	$44,162	$110,989	$116,435

Other data:
EBITDA attributable to PBFX	$56,839	$59,281	$171,778	$174,457
Adjusted EBITDA	57,890	60,519	176,865	178,459
Distributable cash flow	46,782	48,486	143,495	136,233
Capital expenditures	3,383	1,763	6,892	9,635

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$36,682	$44,162	$110,989	$116,435
Interest expense, net	10,027	10,544	30,526	33,929
Amortization of loan fees and debt premium	423	328	1,278	1,309
Accretion on discounted liabilities	6	594	18	1,726
Change in contingent consideration	761	(14,765)	2,565	(14,235)
Impairment expense	—	7,000	—	7,000
Depreciation and amortization	9,787	14,305	28,468	36,821
EBITDA	57,686	62,168	173,844	182,985
Less: Earnings attributable to the CPI earn-out	847	2,887	2,066	8,528
EBITDA attributable to PBFX	56,839	59,281	171,778	174,457
Non-cash unit-based compensation expense	835	995	4,658	3,242
Cash interest	(10,066)	(10,760)	(30,678)	(34,481)
Maintenance capital expenditures attributable to PBFX	(826)	(1,030)	(2,263)	(6,985)
Distributable cash flow	$46,782	$48,486	$143,495	$136,233

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, which is the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net cash provided by operating activities	$53,419	$61,741	$143,704	$141,429
Change in operating assets and liabilities	(4,925)	(9,122)	4,272	10,869
Interest expense, net	10,027	10,544	30,526	33,929
Non-cash unit-based compensation expense	(835)	(995)	(4,658)	(3,242)
EBITDA	57,686	62,168	173,844	182,985
Less: Earnings attributable to the CPI earn-out	847	2,887	2,066	8,528
EBITDA attributable to PBFX	56,839	59,281	171,778	174,457
Non-cash unit-based compensation expense	835	995	4,658	3,242
Cash interest	(10,066)	(10,760)	(30,678)	(34,481)
Maintenance capital expenditures attributable to PBFX	(826)	(1,030)	(2,263)	(6,985)
Distributable cash flow	$46,782	$48,486	$143,495	$136,233

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$36,682	$44,162	$110,989	$116,435
Interest expense, net	10,027	10,544	30,526	33,929
Amortization of loan fees and debt premium	423	328	1,278	1,309
Accretion on discounted liabilities	6	594	18	1,726
Change in contingent consideration	761	(14,765)	2,565	(14,235)
Impairment expense	—	7,000	—	7,000
Depreciation and amortization	9,787	14,305	28,468	36,821
EBITDA	57,686	62,168	173,844	182,985
Less: Earnings attributable to the CPI earn-out	847	2,887	2,066	8,528
EBITDA attributable to PBFX	56,839	59,281	171,778	174,457
Acquisition and transaction costs	—	6	—	116
Non-cash unit-based compensation expense	835	995	4,658	3,242
East Coast Terminals environmental remediation costs	216	237	429	644
Adjusted EBITDA	$57,890	$60,519	$176,865	$178,459

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Summary

Our net income for the three months ended September 30, 2021 decreased by approximately $7.5 million to $36.7 million from $44.2 million for the three months ended September 30, 2020. The decrease in net income was primarily due to the following:
•an increase in change in contingent consideration of approximately $15.5 million due to the extension of certain services under the CPI Processing Agreement through the third quarter of 2021;
•an increase in operating and maintenance expenses of approximately $4.5 million, or 20.0%, as a result of higher outside services and other fees coinciding with increased throughput at certain of our assets, higher utilities expenses due to increased energy usage and increased maintenance activity; and
•a decrease in total revenue of approximately $0.2 million, or 0.2%, primarily attributable to the CPI Contract Termination, offset by inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”) and increased throughput at certain of our assets;
offset by the following:
•a decrease in impairment expense of approximately $7.0 million, or 100.0%, resulting from an impairment charge incurred in 2020;
•a decrease in depreciation and amortization of approximately $4.5 million, or 31.6%, due to certain CPI assets being fully depreciated and amortized in the fourth quarter of 2020 as a result of the CPI Contract Termination;
•a decrease in other expenses of approximately $1.0 million, or 8.8%, primarily related to a decrease in interest expense as a result of lower borrowings under our Revolving Credit Facility and a decrease in accretion on discounted liabilities due to lower outstanding applicable liabilities; and
•a decrease in general and administrative expenses of approximately $0.2 million, or 5.1%, due to decreased unit-based compensation expense.

EBITDA attributable to PBFX for the three months ended September 30, 2021 decreased by approximately $2.4 million to $56.8 million from $59.3 million for the three months ended September 30, 2020 due to the factors noted above, excluding the impact of depreciation and amortization, impairment expense, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the three months ended September 30, 2021 decreased by approximately $2.6 million to $57.9 million from $60.5 million for the three months ended September 30, 2020 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation and certain environmental remediation costs.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Summary

Our net income for the nine months ended September 30, 2021 decreased by approximately $5.4 million to $111.0 million from $116.4 million for the nine months ended September 30, 2020. The decrease in net income was primarily due to the following:
•an increase in change in contingent consideration of approximately $16.8 million due to the extension of certain services under the CPI Processing Agreement through the third quarter of 2021;
•a decrease in total revenue of approximately $5.0 million, or 1.8%, primarily attributable to the CPI Contract Termination, offset by the Inflation Rate Increase, increased throughput at certain of our assets and affiliate product sales;
•an increase in operating and maintenance expenses of approximately $2.4 million, or 3.2%, as a result of higher utilities expenses due to increased energy usage and increased maintenance activity; and
•an increase in general and administrative expenses of approximately $1.8 million, or 14.0%, due to increased unit-based compensation expense;
offset by the following:
•a decrease in depreciation and amortization of approximately $8.4 million, or 22.7%, due to certain CPI assets being fully depreciated and amortized in the fourth quarter of 2020 as a result of the CPI Contract Termination;
•a decrease in impairment expense of approximately $7.0 million, or 100.0%, resulting from an impairment charge incurred in 2020; and
•a decrease in other expenses of approximately $5.1 million, or 13.9%, primarily related to a decrease in interest expense as a result of lower borrowings under our Revolving Credit Facility and a decrease in accretion on discounted liabilities due to lower outstanding applicable liabilities.

EBITDA attributable to PBFX for the nine months ended September 30, 2021 decreased by approximately $2.7 million to $171.8 million from $174.5 million for the nine months ended September 30, 2020 due to the factors noted above, excluding the impact of depreciation and amortization, impairment expense, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the nine months ended September 30, 2021 decreased by approximately $1.6 million to $176.9 million from $178.5 million for the nine months ended September 30, 2020 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation and certain environmental remediation costs.

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

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$64,362	$60,662	$194,253	$187,517
Third-party	5,356	6,330	17,650	16,427
Total revenue	69,718	66,992	211,903	203,944

Costs and expenses:
Operating and maintenance expenses	19,361	16,605	55,149	55,282
Depreciation and amortization	7,613	7,010	21,953	21,105
Total costs and expenses	26,974	23,615	77,102	76,387
Transportation and Terminaling Segment Operating Income	$42,744	$43,377	$134,801	$127,557

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd)(1)	263,389	199,139	247,167	240,159
Lease tank capacity (average lease capacity barrels per month)(2)	2,027,334	2,587,334	2,313,001	2,343,637
Pipelines
Total throughput (bpd)(1)	164,103	143,273	157,172	153,909
Lease tank capacity (average lease capacity barrels per month)(2)	1,175,380	1,123,864	1,080,644	1,144,915
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(2) Lease capacity is based on tanks in service and average lease capacity available during the period.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Our Transportation and Terminaling operating income for the three months ended September 30, 2021 decreased by approximately $0.6 million to $42.7 million from $43.4 million for the three months ended September 30, 2020. The decrease in operating income was primarily due to the following:
•an increase in operating and maintenance expenses of approximately $2.8 million, or 16.6%, as a result of higher outside services and other fees coinciding with increased throughput at certain of our assets, higher utilities expenses due to increased energy usage and increased maintenance activity; and
•an increase in depreciation and amortization of approximately $0.6 million, or 8.6%, related to the timing of assets being placed in service;
offset by the following:
•an increase in total revenue of approximately $2.7 million, or 4.1%, primarily attributable to the Inflation Rate Increase and increased throughput at certain of our assets.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Our Transportation and Terminaling operating income for the nine months ended September 30, 2021 increased by approximately $7.2 million to $134.8 million from $127.6 million for the nine months ended September 30, 2020. The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $8.0 million, or 3.9%, primarily attributable to the Inflation Rate Increase, increased throughput at certain of our assets and affiliate product sales;
offset by the following:
•an increase in depreciation and amortization of approximately $0.8 million, or 4.0%, related to the timing of assets being placed in service.

Operating and maintenance expenses were relatively consistent during the comparative periods with no significant fluctuation activity.

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands, except for storage capacity reserved and total throughput)
Revenue:
Affiliate	$11,102	$10,054	$32,251	$31,164
Third-party	8,033	11,964	22,042	36,060
Total revenue	19,135	22,018	54,293	67,224

Costs and expenses:
Operating and maintenance expenses	7,904	6,125	22,611	20,103
Depreciation and amortization	2,174	7,295	6,515	15,716
Impairment expense	—	7,000	—	7,000
Change in contingent consideration	761	(14,765)	2,565	(14,235)
Total costs and expenses	10,839	5,655	31,691	28,584
Storage Segment Operating Income	$8,296	$16,363	$22,602	$38,640

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)(1)	7,727,436	7,687,505	7,667,832	7,634,264
Total throughput (bpd)(2)	19,227	21,835	16,779	24,704
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.
(2) Calculated as the sum of the average throughput per day for each asset group for the period presented.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Our Storage operating income for the three months ended September 30, 2021 decreased by approximately $8.1 million to $8.3 million from $16.4 million for the three months ended September 30, 2020. The decrease in operating income was primarily due to the following:
•an increase in change in contingent consideration of approximately $15.5 million due to the extension of certain services under the CPI Processing Agreement through the third quarter of 2021;
•a decrease in total revenue of approximately $2.9 million, or 13.1%, primarily attributable to the CPI Contract Termination; and
•an increase in operating and maintenance expenses of approximately $1.8 million, or 29.0%, due to higher utilities expenses as a result of increased energy usage and increased maintenance activity;
offset by the following:
•a decrease in impairment expense of $7.0 million, or 100.0%, resulting from an impairment charge incurred in 2020; and
•a decrease in depreciation and amortization of approximately $5.1 million, or 70.2%, due to certain CPI assets being fully depreciated and amortized in the fourth quarter of 2020 as a result of the CPI Contract Termination.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Our Storage operating income for the nine months ended September 30, 2021 decreased by approximately $16.0 million to $22.6 million from $38.6 million for the nine months ended September 30, 2020. The decrease in operating income was primarily due to the following:
•an increase in change in contingent consideration of approximately $16.8 million due to the extension of certain services under the CPI Processing Agreement through the third quarter of 2021;
•a decrease in total revenue of approximately $12.9 million, or 19.2%, primarily attributable to the CPI Contract Termination; and
•an increase in operating and maintenance expenses of approximately $2.5 million, or 12.5%, due to higher utilities expenses as a result of increased energy usage and increased maintenance activity;
offset by the following:
•a decrease in depreciation and amortization of approximately $9.2 million, or 58.5%, due to certain CPI assets being fully depreciated and amortized in the fourth quarter of 2020 as a result of the CPI Contract Termination; and
•a decrease in impairment expense of $7.0 million, or 100.0%, resulting from an impairment charge incurred in 2020.

Liquidity and Capital Resources

Due to the COVID-19 pandemic and the current challenging and volatile market conditions, starting in the first quarter of 2020, our business and operating results have been impacted by demand destruction for refined petroleum products as a result of the worldwide economic slowdown and governmental and consumer responses, including travel restrictions and stay-at-home orders. Such conditions have improved in 2021 but continue to affect our operations and financial condition due to changes in the usage and level of demand for our services, including a reduction in third-party and incremental affiliate revenue. We expect our ongoing sources of liquidity to include cash generated from operations (a significant portion of which are supported by MVCs in our commercial agreements), borrowings under our Revolving Credit Facility and issuances of additional debt and equity securities as appropriate given market conditions. Additionally, we remain focused on opportunities to support our financial position in the current environment, including limiting capital expenditures, reducing discretionary activities and third-party services and continually assessing our quarterly distribution level. While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic and volatile market conditions, we expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs, including our debt service, capital expenditures and distributions on our units. We may also pursue other strategic initiatives to strengthen our financial position, including debt and/or equity securities repurchases, to the extent such initiatives can be funded without impairing our liquidity. Refer to “Risk Factors” included in “Item 1A.” of our 2020 Form 10-K for further information.

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

In response to the impacts of the COVID-19 pandemic, we reduced our quarterly distribution to our minimum quarterly distribution of $0.30 per unit effective with the distribution for the first quarter of 2020. This reduction represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to pursue potential organic growth projects or strategic acquisition opportunities. However, we intend to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $19.0 million per quarter or approximately $76.0 million on an annualized basis, based on the number of common units outstanding as of September 30, 2021.

As of September 30, 2021, we had approximately $399.6 million of liquidity, including approximately $28.6 million in cash and cash equivalents, and access to approximately $371.0 million under our Revolving Credit Facility.

During the nine months ended September 30, 2021, we made cash distribution payments as follows (in thousands, except per unit data):

Related Earnings Period:	Q4 2020	Q1 2021	Q2 2021
Distribution date	March 17, 2021	May 27, 2021	August 26, 2021
Record date	February 25, 2021	May 13, 2021	August 12, 2021
Per unit	$0.30	$0.30	$0.30
To public common unitholders	$9,724	$9,766	$9,769
To PBF LLC	$8,986	$8,986	$8,986
Total distribution	$18,710	$18,752	$18,755

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and secured by a first priority lien on our assets and those of our restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. We are in compliance with the covenants under the Revolving Credit Facility as of September 30, 2021.

During the nine months ended September 30, 2021, we made net repayments of $75.0 million under the Revolving Credit Facility.

Our 6.875% Senior Notes due 2023 (the “2023 Notes”) have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15, 2023. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of September 30, 2021, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$143,704	$141,429
Net cash used in investing activities	(6,892)	(9,635)
Net cash used in financing activities	(144,449)	(138,909)
Net change in cash and cash equivalents	$(7,637)	$(7,115)

Cash Flows from Operating Activities

Net cash provided by operating activities increased by approximately $2.3 million to $143.7 million for the nine months ended September 30, 2021 compared to $141.4 million for the nine months ended September 30, 2020. The increase in net cash provided by operating activities was primarily the result of an increase in the net changes in operating assets and liabilities of approximately $6.6 million primarily driven by the timing of collection of accounts receivables and liability payments and a net increase in non-cash charges relating to depreciation and amortization, impairment expense, amortization of loan fees and debt premium, accretion on discounted liabilities, unit-based compensation and change in contingent consideration of approximately $1.1 million, offset by a decrease in net income of approximately $5.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by approximately $2.7 million to $6.9 million for the nine months ended September 30, 2021 compared to $9.6 million for the nine months ended September 30, 2020. The decrease in net cash used in investing activities was due to a decrease in capital expenditures of approximately $2.7 million primarily related to continued reductions in capital spending in the current year in response to the COVID-19 pandemic.

Cash Flows from Financing Activities

Net cash used in financing activities increased by approximately $5.5 million to $144.4 million for the nine months ended September 30, 2021 compared to $138.9 million for the nine months ended September 30, 2020. Net cash used in financing activities for the nine months ended September 30, 2021 consisted of net repayments of $75.0 million under our Revolving Credit Facility, distributions to unitholders of $56.2 million, a $12.2 million earn-out payment under the CPI Processing Agreement and deferred financing costs and other costs of $1.1 million. Net cash used in financing activities for the nine months ended September 30, 2020 consisted of net repayments of $70.0 million under our Revolving Credit Facility and distributions to unitholders of $69.7 million, offset by deferred financing costs and other costs of $0.8 million.

Capital Expenditures

Our capital requirements have consisted of, and are expected to continue to consist of: expansion, maintenance and regulatory capital expenditures. Expansion capital expenditures are expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term. Examples of expansion capital expenditures include the acquisition of assets, the construction, development or acquisition of equipment at our facilities or projects that provide additional throughput or storage capacity to the extent such capital expenditures are expected to expand our operating capacity or increase our operating income. Maintenance capital expenditures are expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the refurbishment and replacement of our transportation, terminaling, storage and processing assets and to maintain equipment reliability, integrity and safety. Regulatory capital expenditures are expenditures made to attain or maintain compliance with regulatory standards (including in response to the potential impacts of climate change). Examples of regulatory capital expenditures are expenditures incurred to address environmental laws or regulations.

Capital expenditures for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Expansion	$3,888	$1,789
Maintenance	2,263	6,985
Regulatory	741	861
Total capital expenditures	$6,892	$9,635

We currently expect to spend approximately $3.0 million to $6.0 million for the remainder of 2021 for capital expenditures. Of the total expected remaining capital expenditures, approximately $2.5 million to $4.5 million relate to maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our forecasted capital expenditures for the remainder of 2021. We may rely on external sources including incremental borrowings under the Revolving Credit Facility and issuances of equity and debt securities to fund any significant future expansion.

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

As of September 30, 2021, we have recorded a total liability related to environmental remediation costs of $1.8 million related to existing environmental liabilities. Refer to Note 9 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to restrictions included in the indenture. Refer to PBF LLC’s condensed consolidated financial statements, which are included in the combined Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed by PBF LLC and PBF Energy.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, through the operations of our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three and nine months ended September 30, 2021, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances or settle through cash payments.

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At September 30, 2021, we had $125.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $4.0 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

We continually monitor our market risk exposure, including the impact and developments related to the COVID-19 pandemic, which has introduced significant volatility in the financial markets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On December 4, 2020, the Pennsylvania Department of Environmental Protection (the “PADEP”) issued a draft Consent Order and Agreement to the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC, with respect to two alleged violations at the Philadelphia terminal for failure to: 1) test and inspect regulated piping as required in accordance with industry standards; and 2) have a professional engineering certification that all above ground storage tanks meet the applicable performance standards and requirements as a result of an alleged release of oil on January 10, 2019 into the Schuylkill River resulting from a pipe leak that was not contained by emergency containment structure. The draft order included a proposed penalty of $0.8 million. The Partnership is currently communicating with the PADEP regarding the allegations and the settlement offer. As part of the ongoing communications, on October 22, 2021, the PADEP provided an updated draft order updating the corrective action items and explicitly reserving the PADEP’s right to bring an enforcement action under the Clean Streams Law for environmental damage allegedly caused by the release of oil that resulted from the alleged operational violations and capping the penalty amount for such violations at $0.3 million in addition to the original penalty amount.

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2020 Form 10-K.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-Q, and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
22.1*	List of Guarantor Subsidiaries.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted as Inline XBRL (included in Exhibit 101).
——————
* Filed herewith.
** This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	October 28, 2021		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)