Form 10-K
period 2021-12-31
PBF Logistics LP
filed 2022-02-17
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021

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
Yes ☐ No ☑

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common units held by non-affiliates of the registrant was approximately $475.6 million based on the closing price of such units on the New York Stock Exchange on such date. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant had 62,597,855 common units outstanding at February 10, 2022.

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
“ASU” refers to Accounting Standards Update issued by the FASB.
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
“ESG” refers to environmental, social, and governance matters.
“ethanol” refers to a clear, colorless, flammable oxygenated liquid. It is used in the U.S. as a gasoline octane enhancer and oxygenate.
“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
“FASB” refers to the Financial Accounting Standards Board, which develops U.S. generally accepted accounting principles.
“FERC” refers to the Federal Energy Regulation Commission.
“FRA” refers to the Federal Railroad Administration.
“GAAP” refers to the U.S. generally accepted accounting principles developed by the FASB for nongovernmental entities.
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

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy Inc. and its indirect subsidiary, PBF Logistics GP LLC (“PBF GP”), our general partner, to own or lease, operate, develop and acquire crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. is the sole managing member of PBF LLC and, as of December 31, 2021, owned 99.2% of the total economic interest in PBF LLC. We refer you to “Organizational Structure” below for an illustration of our relationship with PBF Energy Inc. Unless the context otherwise requires, references in this report to “PBF Energy” refer collectively to PBF Energy Inc. and its subsidiaries, other than PBFX and its subsidiaries, and our general partner. Our common units trade on the NYSE under the symbol “PBFX,” and, as of December 31, 2021, PBF LLC held a 47.9% limited partner interest in us, and a non-economic general partner interest, with the remaining 52.1% limited partner interest held by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, storage and processing assets, including those previously operated and owned by subsidiaries of PBF Holding Company LLC (“PBF Holding”) and PBF Holding’s previously held subsidiaries.

Business Developments

COVID-19

The outbreak of the COVID-19 pandemic negatively impacted worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products starting in the first quarter of 2020. The continuance of the COVID-19 pandemic, and the related variants thereof, and the resulting governmental and consumer responses also resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Such impacts resulted in revenue declines due to lower demand and throughput volumes across certain of our facilities. Demand improved in 2021 but remained below pre-pandemic levels. In response to the COVID-19 pandemic, we have taken and are continuing to take steps to mitigate potential adverse impacts on our business and operations by limiting capital expenditures, reducing discretionary activities and third-party services and lowering our quarterly distribution to our minimum quarterly distribution of $0.30 per unit. This distribution reduction, effective with the distribution for the first quarter of 2020 that was paid on June 17, 2020, represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to identify potential organic growth projects or strategic acquisitions. In addition, our parent sponsor and largest customer, PBF Energy, has endeavored to take the necessary steps to preserve liquidity and solidify its operations under the adverse market conditions caused by the COVID-19 pandemic, including reducing the amount of crude oil processed at its refineries and temporary idling of various units at certain refineries. Despite the measures we and PBF Energy have taken and the increases in demand and overall market conditions experienced in 2021, we and PBF Energy have been, and likely will continue to be, adversely impacted by the COVID-19 pandemic. We are unable to predict the ultimate outcome of the economic impact and can provide no assurance that measures taken to mitigate the impact of the COVID-19 pandemic will be effective.

Principles of Combination and Consolidation and Basis of Presentation

In connection with, and subsequent to, the IPO, we have acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). Such acquisitions completed subsequent to the IPO were made through a series of dropdown transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). The assets, liabilities and results of operations of the Contributed Assets prior to our acquisition are collectively referred to as the “Predecessor.” We recorded the Acquisitions from PBF at PBF Energy’s historical book value, as the Acquisitions from PBF were treated as a reorganization of entities under common control. The financial statements presented in this Form 10-K include solely the consolidated financial position and consolidated financial results of PBFX.

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

Since we do not generally own any of the crude oil, refined products or natural gas that we handle, nor engage in the trading of crude oil, refined products or natural gas, we have minimal direct exposure to risks associated with commodity price fluctuations. However, these risks indirectly influence our activities and results of operations over the long term through their effects on our customer’s operations. A substantial majority of our revenue is derived from PBF Energy under various long-term, fee-based commercial agreements that generally include MVCs. Refer to Note 13 “Related Party Transactions” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further discussion regarding the commercial agreements with PBF Holding.

The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account their share of items of income, gain, loss and deduction in computing their federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of PBFX’s assets, the acquisition price of such partner’s units and the taxable income allocation requirements under the Third Amended and Restated Agreement of Limited Partnership of PBF Logistics LP (our “partnership agreement”).

Organizational Structure

The following simplified diagram depicts our organizational and ownership structure as of December 31, 2021:

Current and Former Management
Public stockholders
Less than 1% voting interest
Over 99% voting and economic interest
Less than 1% economic non-voting interest in PBF LLC
PBF Energy Inc.
("PBF Energy")
NYSE: PBF
100% management power in PBF LLC
(Sole Managing Member)
Over 99% economic interest in PBF LLC
PBF Energy Company LLC
("PBF LLC")
Common Units
PBF Logistics GP LLC
(our general partner)
PBF Holding Company LLC
("PBF Holding")
Refining and Other Operating Subsidiaries
Non-economic general partner interest
47.9% limited partner interest
Public Unitholders Common Units
52.1% limited partner interest
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

The following map details the locations of PBF Holding’s refineries and the location of our assets as of December 31, 2021 (each as defined in the table below):

The following table details our assets (as defined in the table below), including the available throughput or storage capacity per asset:

Asset	Capacity	Products Handled	Locations Supported
Transportation and Terminaling
DCR Rail Facility (a)(b)(c)	various throughput capacity (a)	Crude	East Coast Refining System
Toledo Truck Terminal (b)	22,500 bpd unloading capacity	Crude	Toledo Refinery
Toledo Storage Facility - propane loading facility (c)	11,000 bpd throughput capacity	Propane	Toledo Refinery
DCR Products Pipeline (c)(d)	125,000 bpd pipeline capacity	Refined products	Delaware City Refinery
DCR Truck Rack (c)(d)	76,000 bpd throughput capacity	Gasoline, distillates and LPGs	Delaware City Refinery
East Coast Terminals	various throughput capacity and approximately 4.2 million barrel aggregate shell capacity	Refined products	East Coast Refining System
Torrance Valley Pipeline (c)	110,000 bpd pipeline capacity and approximately 700,000 barrel aggregate shell capacity (e)	Crude	Torrance Refinery
Paulsboro Natural Gas Pipeline (c)	60,000 dth/d pipeline capacity	Natural gas	Paulsboro Refinery
Toledo Products Terminal	various throughput capacity and 110,000 barrel aggregate shell capacity	Refined products	Toledo Refinery
Knoxville Terminals	various throughput capacity and 520,000 barrel aggregate shell capacity	Gasoline, distillates and LPGs	Chalmette Refinery
Toledo Rail Products Facility (c)(f)	16,000 bpd loading capacity	Crude, LPGs, gasoline and distillates	Toledo Refinery
Chalmette Truck Rack (c)(f)	20,000 bpd loading capacity	Gasoline and distillates	Chalmette Refinery
Chalmette Rosin Yard (c)(f)	17,000 bpd unloading capacity	LPGs	Chalmette Refinery
Paulsboro Lube Oil Terminal (c)(f)	various throughput capacity and 309,000 barrel aggregate shell capacity	Lubes	Paulsboro Refinery
Delaware Ethanol Storage Facility (c)(f)	various throughput capacity and 100,000 barrel aggregate shell capacity	Ethanol	Delaware City Refinery

Asset	Capacity	Products Handled	Locations Supported
Storage
Toledo Storage Facility (c)	approximately 3.9 million barrel aggregate shell capacity (g)	Crude, refined products and intermediates	Toledo Refinery
Chalmette Storage Tank	625,000 barrel shell capacity	Crude	Chalmette Refinery
East Coast Storage Assets	approximately 4.0 million barrel aggregate shell capacity (h) and various throughput capacity	Crude, feedstock, asphalt and refined products	East Coast Refining System
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
____________________
(a)In exchange for contributing all of the interests in the IPO Assets, PBF Holding received all of our IDRs (which were subsequently distributed to PBF LLC and, on February 28, 2019, canceled and converted into 10,000,000 newly issued PBFX common units (the “IDR Restructuring”)), as well as the right to receive a distribution of $30.0 million from us as reimbursement for certain preformation capital expenditures attributable to the IPO Assets, and the right to receive a distribution of $298.7 million; and in connection with the foregoing, we redeemed PBF Holding’s initial partner interests in us for $1,000.
(b)As a result of the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, we fully repaid the promissory note and related accrued interest.

Commercial Agreements

We currently derive the majority of our revenue from long-term, fee-based agreements with PBF Holding, which generally include MVCs and contractual fee escalations for inflation adjustments and certain increases in operating costs. We believe the terms and conditions under these agreements, as well as the Omnibus Agreement and the Services Agreement (each as defined below), each with PBF Holding, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

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

The annual fee under the Omnibus Agreement for the year ended December 31, 2021 was $7.3 million, inclusive of obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devoted more than 50% of their time to us during the year ended December 31, 2021. We expect to pay $8.3 million, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to us for the year ending December 31, 2022.

Services Agreement

Additionally, we entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for us to perform our obligations under our commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2021, we paid an annual fee of $8.7 million to PBF Holding pursuant to the Services Agreement and expect to pay the same annual fee to PBF Holding pursuant to the Services Agreement for the year ending December 31, 2022.

The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that we may terminate any service on 30-days’ notice.

Properties

Our principal properties are described above in “Assets and Operations.” We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. Our corporate office is located in the same office as PBF Energy. PBF Energy leases approximately 63,000 square feet for its principal corporate office in Parsippany, New Jersey. The lease for PBF Energy’s principal corporate office expires in 2023. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.

Additionally, we lease approximately 5,000 square feet for our regional corporate office in The Woodlands, Texas. The lease for The Woodlands office expires in 2032. Functions performed in The Woodlands include pipeline control center operations and logistics operations, engineering and regulatory support functions.

Under the Contribution Agreements, PBF Energy, through certain of its subsidiaries, indemnifies us for certain environmental liabilities associated with the ownership and operation of the Contributed Assets arising at or before the closing of each of the IPO and the Acquisitions from PBF. Refer to “Environmental Regulations, Environmental Liabilities” below for a more detailed discussion of PBF Energy’s indemnification obligations.

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

In the event PBF Energy reduces its crude oil deliveries handled through our crude oil unloading terminals, we may only receive revenues associated with our MVCs, which may cause a decrease in our revenue. PBF Energy may elect to ship crude oil to its refineries via pipeline or through its refinery marine facilities, which we do not own, as an alternative mode of crude oil transportation. PBF Energy competes with integrated petroleum companies, which have their own crude oil storage, supplies and distribution and marketing systems, as well as with independent refiners, many of which also have their own storage, distribution and marketing systems. PBF Energy also competes with other suppliers that purchase refined products for resale. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in that area and by the availability of products and the cost of transportation to that area from distant refineries.

With respect to third-party customers, certain of our facilities may compete with other terminal and storage facilities, in terms of fees, and other qualitative factors, including those affiliated with integrated petroleum companies. Competition related to these facilities is affected significantly by the volume of products produced, transported and available in the geographic area and the cost to transport products from distant locations.

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

Insurance

Terminals and storage facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to, and destruction of, property and equipment, pollution or environmental damage and suspension of operations. We maintain insurance and/or are insured under the property, liability and business interruption policies of PBF Energy and/or certain of its subsidiaries, subject to the deductibles and limits applicable to us, which we believe are reasonable and prudent under the circumstances to cover our operations and assets. However, such insurance does not cover every potential risk associated with our assets, and we cannot ensure that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at commercially reasonable prices. We will continue to monitor limits and retentions under our policies and those of PBF Energy and/or its subsidiaries as they relate to the overall cost and scope of our insurance program.

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

Pursuant to the Contribution Agreements entered into in connection with the IPO and the Acquisitions from PBF, PBF Energy has agreed to indemnify us for certain known and unknown environmental liabilities that are based on conditions in existence at our Predecessor’s properties and associated with the ownership or operation of the Contributed Assets and arising from the conditions that existed prior to the closings of each of the IPO and the Acquisitions from PBF. In addition, we have agreed to indemnify PBF Energy for (i) certain events and conditions associated with the ownership or operation of our assets that occur, as applicable, after the closing of each respective Acquisition from PBF (including the IPO) and (ii) environmental liabilities related to our assets if the environmental liability is the result of the negligence, willful misconduct or criminal conduct of us or our employees, including those seconded to us. As a result, we may incur environmental expenses in the future, which may be substantial.

As of December 31, 2021, we have recorded a total liability related to environmental remediation costs of $1.7 million related to existing environmental liabilities. Refer to Note 12 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Seasonality

The crude oil, refined products and natural gas that are throughput, stored and processed at our facilities are affected by the level of supply and demand for crude oil, refined products and natural gas in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenue will be substantially mitigated due to our commercial agreements with PBF Energy that include quarterly or annual MVCs.

Employees and Human Capital

Safety

We believe our responsibility to our employees, neighbors, shareholders, other stakeholders and the environment is only fulfilled through our commitment to safety and reliability. Through rigorous training, sharing of expertise across our sites, continuous monitoring and promoting a culture of excellence in operations, we continuously strive to keep our people, the communities in which we operate in and the environment safe.

Our focus on safety is also evident in our response to the COVID-19 pandemic. We continue to utilize our COVID-19 response team to implement social distancing measures across the workplace, enhance personal protective equipment and sanitize our facilities. With the guidance of our COVID-19 response team, we were able to safely return our workforce to their primary locations, and we will continue to rely on our COVID-19 response team and assess the evolution of the COVID-19 pandemic as we evaluate and implement further measures to keep our employees safe.

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

Headcount

As of December 31, 2021, we and certain of our wholly-owned subsidiaries employ 89 employees at the East Coast Terminals, the East Coast Storage Assets and other locations, including the Toledo Products Terminal, the Knoxville Terminal and The Woodlands Office as depicted below:
The union employees at the East Coast Terminals and the East Coast Storage Assets are covered by collective bargaining agreements with the USW. We consider our relations with these represented employees to be satisfactory. The agreement with the USW covering the East Coast Terminals is scheduled to expire in April 2024. The agreement with the USW covering the East Coast Storage Assets expired in January 2022. Terms related to a new collective bargaining agreement have been agreed to on local bargaining issues and are pending settlement of the National Oil Bargaining Program, which will set contract term, wages, health care contributions and any other agreed upon issues prior to being executed. During this interim period, the terms of the expired agreement will remain in place under rolling 24-hour extensions until a new agreement is finalized.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Investing in our common units involves a degree of risk. These risks are discussed more fully below and include, but are not limited to, the following, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to the COVID-19 Pandemic
•The COVID-19 pandemic and its effects on our business, results of operations, financial condition, cash flows or our ability to service debt obligations.

Risks Related to Our Business
•PBF Energy accounts for a substantial majority of our revenue, which subjects us to its business risk, including if our commercial and service agreements are suspended, reduced or terminated.
•We may be unable to pay the minimum quarterly distribution to holders of our common units.
•A cyberattack on, or other failure of, our technology infrastructure could have a material adverse effect on our financial condition, results of operations and cash flows.
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
•Enhanced scrutiny on ESG matters may negatively impact our business and our and PBF Energy’s access to capital markets.
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
•We may not be able to secure necessary financing at satisfactory terms.
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
•Our general partner interest or the control of our general partner may be transferred to a third party and we may issue additional units, each without unitholder approval.
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

Risks to Common Unitholders
•Our tax treatment depends upon our status as a partnership for U.S. federal income tax purposes and could be subject to change, including on a retroactive basis. If we were treated as a corporation for U.S. federal income tax purposes, our distributable cash flow would be substantially reduced.
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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic had a material adverse impact on our business, including our financial condition, cash flows and results of operations starting in the first quarter of 2020. While we have seen demand return in 2021, there can be no assurance that the COVID-19 pandemic will not adversely impact our business, including our financial condition, cash flows and results of operations going forward.

Due to the COVID-19 pandemic and related extraordinary and volatile market conditions, our business and operating results were negatively impacted, starting in the first quarter of 2020, due to demand destruction as a result of the worldwide economic slowdown and governmental responses, including travel restrictions, stay-at-home orders and limitations on the availability of workforces, inclusive of mandatory quarantine periods. Although certain restrictions related to the COVID-19 pandemic have eased as a result of the distribution of COVID-19 vaccines and other protective measures, and despite demand recovery experienced in 2021, uncertainty continues to exist regarding such measures and potential future impact on our business. There can be no assurance that future periods will not be negatively impacted by the continuing effect of the COVID-19 pandemic, including resurgences and variants of the virus, resulting in a negative impact on our liquidity due to changes in the demand for our services, reductions in third-party and incremental affiliate revenue or the inability of our customers to honor their obligations under our commercial agreements.

Potential impacts related to the COVID-19 pandemic may include but are not limited to the following:
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
•our inability to meet the covenant requirements of our five-year, $500.0 million amended and restated revolving credit facility (as amended, the “Revolving Credit Facility”) or our $525.0 million in aggregate principal of 6.875% senior notes due 2023 issued by us and our wholly-owned subsidiary PBF Logistics Finance Corporation (“PBF Finance”) (the “2023 Notes”), which may result in our debt becoming due on-demand;
•a negative impact on our liquidity position, which could result in our inability to pay our payables timely, including interest payments due on the 2023 Notes;
•changes or further downgrades to our credit ratings;

•our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution, or further reduce or suspend our quarterly distribution; and
•other factors discussed elsewhere in this Form 10-K.

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

PBF Energy is our largest customer and accounted for a substantial majority of our revenue for the year ended December 31, 2021. We are substantially dependent on PBF Energy’s refineries, particularly its Delaware City, Toledo and Torrance refineries. We expect that PBF Energy will continue to provide a substantial majority of our revenue for the foreseeable future, and, as a result, we are subject to the risk of nonpayment or nonperformance under our commercial agreements. If PBF Energy were to significantly decrease its use of our logistics assets, because of business or operational difficulties, including labor difficulties, strategic decisions by management or due to catastrophic events, weather or regulatory actions, it is unlikely that we would be able to utilize any additional capacity as a result of this decreased use to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects PBF Energy’s financial condition, results of operations or cash flows, may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are subject to the operational and business risks of PBF Energy, including, but not limited to, the following:
•the effect of the COVID-19 pandemic, including resurgences and variants of the virus, as well as related governmental and consumer responses on PBF Energy’s business, financial condition and results of operations;
•supply, demand, prices and other market conditions for PBF Energy’s products or crude oil, including volatility in commodity prices or constraints arising from federal, state or local governmental actions or environmental and/or social activists that reduce crude oil production or availability in the regions in which PBF Energy operates its pipelines and facilities;
•the effectiveness of PBF Energy’s crude oil sourcing strategies, including PBF Energy’s crude by rail strategy and related commitments;
•PBF Energy’s obligation to buy Renewable Identification Numbers (“RINs”) and market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard and GHG emission credits required to comply with various GHG emission programs, such as Assembly Bill 32 (“AB 32”);
•PBF Energy’s ability to operate its business efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;
•PBF Energy’s expectations with respect to its capital improvement and turnaround projects;
•the impact of current and future laws, rulings and governmental regulations, including restrictions on the exploration and/or production of crude oil in the state of California, the implementation of rules and regulations regarding transportation of crude oil by rail or in response to the potential impacts of climate change, decarbonization and future energy transition;
•adverse impact related to legislation by the federal government lifting the restrictions on exporting U.S. crude oil;

•PBF Energy’s ability to target and execute expense reduction measures and achieve opportunities to improve its liquidity, including continued repurchases of PBF Energy’s outstanding debt securities or otherwise further reducing PBF Energy’s debt, and/or potential sales of non-operating assets or other real property;
•political pressure and influence of environmental groups and other stakeholders on decisions and policies related to the refining and processing of crude oil and refined products, and the related adverse impacts from changes in PBF Energy’s regulatory environment, such as the effects of compliance with AB 32, or from actions taken by environmental interest groups;
•the risk of cyberattacks;
•PBF Energy’s increased dependence on technology;
•the effects of competition in PBF Energy’s markets;
•the possibility that PBF Energy may not reinstate their dividend payments;
•the inability of PBF Energy’s subsidiaries, including us, to freely pay dividends or make distributions to PBF Energy;
•PBF Energy’s ability to make acquisitions or investments, including in renewable diesel production, and to realize the benefits from such acquisitions or investments;
•liabilities arising from recent acquisitions or investments that are unforeseen or exceed PBF Energy’s expectations;
•PBF Energy’s expectations and timing with respect to its acquisition activity and whether such acquisitions are accretive or dilutive to its shareholders;
•adverse developments in PBF Energy’s relationship with both its key employees and unionized employees;
•PBF Energy’s substantial indebtedness, including the impact of potential downgrades to PBF Energy’s corporate credit rating, secured notes and unsecured notes;
•changes in currency exchange rates, interest rates and capital costs;
•restrictive covenants in PBF Energy’s indebtedness that may adversely affect its operational flexibility;
•counterparty credit and performance risk exposure related to PBF Energy’s supply and inventory intermediation arrangement;
•termination of PBF Energy’s inventory intermediation agreement, which could have a material adverse effect on its liquidity, as PBF Energy would be required to finance its crude oil, intermediate and refined products inventory covered by the agreement. Additionally, PBF Energy is obligated to repurchase from the counterparty certain crude oil, intermediates and finished products upon termination of the agreement;
•payments by PBF Energy to the current and former holders of PBF LLC Series A Units and PBF LLC Series B Units under PBF Energy’s tax receivable agreement for certain tax benefits it may claim;
•PBF Energy’s assumptions regarding payments arising under its tax receivable agreement and other arrangements relating to its organizational structure are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock as contemplated by the tax receivable agreement, the price of PBF Energy Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of PBF Energy’s income;
•the impact of disruptions to crude or feedstock supply to any of PBF Energy’s refineries, including disruptions related to us or with third-party logistics infrastructure or operations, including pipeline, marine and rail transportation;
•risks associated with our operations as a separate, publicly-traded entity;

•potential tax consequences related to PBF Energy’s investment in us; and
•any decisions PBF Energy continues to make with respect to its energy-related logistical assets that may be transferred to us.

Such risks may impact us as we significantly rely on revenue generated from our operations that are located in PBF Energy’s facilities, particularly such operations related to its Delaware City, Toledo and Torrance refineries. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, cyberattacks, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of one or more commercial agreements in the impacted geographic area.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to holders of our common units.

We have made and intend to continue to make a minimum quarterly distribution to the holders of our common units of at least $0.30 per unit, or $1.20 per unit on an annualized basis. In order to pay the minimum quarterly distribution, we will require available cash of approximately $19.0 million per quarter, or approximately $76.0 million per year, based on the number of common units outstanding at December 31, 2021. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute to our unitholders principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
•the volume of crude oil throughput;
•our entitlement to payments associated with MVCs;
•the fees we charge on throughput volumes;
•the level of our operating, maintenance and general and administrative costs;
•prevailing economic conditions; and
•continued operation of our facilities.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:
•the level and timing of capital expenditures we incur;
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
•restrictions contained in the indenture covering the 2023 Notes, the Revolving Credit Facility and other debt service requirements;
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

Certain of our commercial agreements with PBF Energy and the Services Agreement contain provisions that allow our counterparty to such agreement to suspend, reduce or terminate its obligations to us under such agreement, including the requirement to pay the fees associated with the applicable MVCs, if certain events occur, including (i) a material breach of the agreement by us, (ii) PBF Energy deciding to permanently or indefinitely suspend crude oil refining operations at its refineries for which we provide services or (iii) the occurrence of certain force majeure events that would prevent us or PBF Energy from performing our or its obligations under the applicable agreement. In such circumstances, PBF Energy has the discretion to decide to suspend, reduce or terminate its obligations notwithstanding the fact that its decision may significantly and adversely affect us. For instance, under certain of our commercial agreements with PBF Energy, if PBF Energy decides to permanently or indefinitely suspend refining operations at the refinery served under the applicable agreement for a period that continues for at least twelve consecutive months, then it may terminate the agreement on no less than twelve months’ prior written notice to us. Furthermore, under such agreements, PBF Energy has the right to suspend or reduce its obligations at the refinery served under the applicable agreement for the duration of a force majeure event affecting its assets with respect to any affected services and may terminate the agreements with respect to such services if the force majeure event lasts in excess of twelve months. In addition, if the force majeure event occurs on our assets at any time, PBF Energy has the right to suspend or reduce its obligations for the duration of the force majeure event with respect to any affected services. As defined in our commercial agreements with PBF Energy, force majeure events include any acts or occurrences that prevent services from being performed either by us or PBF Energy under the applicable agreement, such as:
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

A cyberattack on, or other failure of, our technology infrastructure could affect our and PBF Energy’s business and assets, and have a material adverse effect on our and PBF Energy’s financial condition, results of operations and cash flows.

We and PBF Energy are becoming increasingly dependent on our technology infrastructure and certain critical information systems which process, transmit and store electronic information, including information we use to safely and effectively operate our respective assets and businesses. These information systems include data network and telecommunications, internet access, our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our pipelines and terminals. We have invested, and expect to continue to invest, significant time, manpower and capital in our technology infrastructure and information systems. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cybersecurity threats to gain unauthorized access to sensitive information, cyberattacks, which may render data systems unusable, and physical threats to the security of our and PBF Energy’s facilities and infrastructure or third-party facilities and infrastructure. Additionally, our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including such systems of PBF Energy that we utilize pursuant to the Omnibus Agreement. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. Furthermore, we and PBF Energy rely on information systems across our respective operations, including the management of supply chain and various other processes and transactions. As a result, a disruption on any information systems at our operating locations, or at PBF Energy’s refineries, pipelines or terminals, may cause disruptions to our collective operations.

The potential for such security threats or system failures has subjected our operations to increased risks that could have a material adverse effect on our business. To the extent that these information systems are under our control, we and PBF Energy have implemented measures such as virus protection software, emergency recovery processes and a formal disaster recovery plan to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe, and our formal disaster recovery plan and other implemented measures may not prevent delays or other complications that could arise from an information systems failure. If a key system was hacked or otherwise interfered with by an unauthorized user, or was to fail or experience unscheduled downtime for any reason, even if only for a short period, or any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, damage our reputation and subject us to additional costs and liabilities. As a result of the COVID-19 pandemic, the increase in companies and individuals working remotely has increased the frequency and scope of cyberattacks and the risk of potential cybersecurity incidents, both deliberate attacks and unintentional events. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, if we or PBF Energy were to be subject to a material successful cyber intrusion, it could result in remediation or service restoration costs, increased cyber protection costs, lost revenues, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, financial condition, results of operations and cash flows.

Cyberattacks against us or others in our industry could result in additional regulations, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups. These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches. These attacks may be perpetrated by state-sponsored groups, “hacktivists,” criminal organizations or private individuals (including employee malfeasance). Current efforts by the federal government, including the Strengthening the Cybersecurity of Federal Networks and Critical Infrastructure executive order, the issuance of new cybersecurity requirements for critical pipeline owners and operators issued by the Department of Homeland Security’s Transportation Security Administration following a cyberattack on a major petroleum pipeline in 2021, and any potential future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.

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

Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy or other catastrophic events in areas or regions of the world where we operate or where PBF Energy acquires crude oil and other raw materials or sells its refined products may affect our business in unpredictable ways, including forcing us to increase security measures and causing disruptions of supplies and distribution markets. We may also be subject to U.S. trade and economic sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to PBF Energy’s crude oil acquisition activities. Further, like other industrial companies, our facilities or PBF Energy’s facilities may be the target of terrorist activity or subject to catastrophic events such as natural disasters and pandemic illness. Any act of war, terrorism or other catastrophic event that results in damage to any of our logistics assets or PBF Energy’s refineries or third-party facilities upon which we or PBF Energy are dependent for our business operations could have a material adverse effect on our business, results of operations and financial condition.

Our ability to expand may be limited if PBF Energy’s business does not grow or if PBF Energy further scales back operations at its facilities.

Part of our growth strategy depends on the growth of PBF Energy’s business. We believe our growth will be driven in part by identifying and executing organic expansion projects that will result in increased throughput volumes from PBF Energy and third parties. Our prospects for organic growth currently include projects that we expect PBF Energy to undertake, and that we expect to have an opportunity to purchase from PBF Energy. In addition, our organic growth opportunities will be limited if PBF Energy is unable to successfully acquire new assets for which our execution of organic projects is needed. Additionally, if PBF Energy focuses on other growth areas or does not make capital expenditures to fund the organic growth of its logistics operations, we may not be able to fully execute our growth strategy. Furthermore, our ability to expand could be negatively impacted if PBF Energy decides to idle additional assets at its facilities.

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

If we are unable to obtain necessary capital or financing on satisfactory terms to fund expansions of our asset base, our ability to make quarterly cash distributions may be diminished or our financial leverage could increase. We do not currently have any commitments with our affiliates to provide direct or indirect financial assistance to us.

In order to expand our asset base, we invest in expansion capital expenditures. If we do not incur sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions. Without financing, we would be required to use cash from our operations or sell additional common units or other limited partner interests in order to fund our expansion capital expenditures. Using cash from operations will reduce cash available for distribution to our common unitholders. Our ability to obtain financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering as well as the covenants in our debt agreements, general economic conditions and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining funding for expansion capital expenditures through equity or debt financing, the terms thereof could limit our ability to pay distributions to our common unitholders. Incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution thus increasing the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

PBF Energy’s level of indebtedness, the terms of its borrowings or any future downgrades to their credit ratings could adversely and directly affect our credit rating and partnership profile, in addition to our ability to grow our business, our ability to make cash distributions to our unitholders and our ability to secure debt in the future.

PBF Energy has a significant amount of debt. As of December 31, 2021, PBF Energy had total debt of $4,330.8 million, excluding unamortized deferred debt issuance costs of $35.0 million. PBF Energy’s significant level of debt could increase its and our vulnerability to general adverse economic and industry conditions and require PBF Energy to dedicate a substantial portion of its cash flow from operations to service its debt and lease obligations, thereby reducing the availability of its cash flow to fund its growth strategy, including capital expenditures, acquisitions and other business opportunities. Furthermore, a higher level of indebtedness at PBF Energy increases the risk that it may default on its obligations, including under its commercial agreements with us. The covenants contained in the agreements governing PBF Energy’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, PBF Energy’s indebtedness requires that any transactions PBF Energy enters into with us must be on terms no less favorable to PBF Energy than those that could have been obtained with an unrelated person.

Our credit rating may be adversely affected by the leverage or any further adverse changes in the credit rating of PBF Energy, or its subsidiaries, or of the debt held by such entities, as credit rating agencies such as Moody’s Investors Service, Inc., Standard & Poor’s Financial Services LLC and Fitch Ratings, Inc. may consider the leverage and credit profile of PBF Energy and its affiliates because of their ownership interest in and control of us and because PBF Energy currently accounts for a substantial majority of our revenue. Further adverse effects on our credit rating may increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which could impair our ability to grow our business and make cash distributions to our unitholders.

In the event PBF Energy were to default under certain of its debt obligations, we could be materially adversely affected. We have no control over whether PBF Energy remains in compliance with the provisions of its debt obligations, except as such provisions may otherwise directly pertain to us. Further, any debt arrangements that PBF Energy or any of its affiliates enter into in the future, including any amendments to existing credit facilities, may include additional or more restrictive limitations on PBF Energy that may impact our ability to conduct our business with them. These additional restrictions could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue other business activities.

Enhanced scrutiny on ESG matters may negatively impact our business and our and PBF Energy’s access to capital markets.

Enhanced scrutiny on ESG matters may impact our business as it relates to the use of refined products, climate change, increasing public expectations on companies to address climate change, and potential use of substitutes or replacements to PBF Energy’s products may result in increased costs, reduced demand for our products, reduced profits, increased regulations and litigation, and adverse impacts on our unit price and access to capital markets. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform and advise their investment and voting decisions. Also, some stakeholders may advocate for divestment of fossil fuel investments and encourage lenders to limit funding to companies engaged in the manufacturing of refined products. Unfavorable ESG ratings and investment community divestment initiatives may lead to negative investor and public sentiment toward the Partnership or its affiliates and to the diversion of capital from our industry, which could have a negative impact on our common unit price and our access to and costs of capital.

Our logistics operations and PBF Energy’s refining operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our or PBF Energy’s facilities and may result in liability for damages, particularly if not fully covered by insurance. If a significant accident or event occurs that results in a business interruption or shutdown activity for which we are not adequately insured, our operations and financial results could be adversely affected.

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
•interruption of service or processing capability due to a major accident, power outage, cyberattack, act of terrorism or other unforeseen events;
•the inability of third-party facilities on which our operations are dependent, including PBF Energy’s facilities, to complete capital projects and to restart timely refining operations following a suspension or shutdown;
•failure to restart processing operations timely following a suspension or shutdown event;
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

The Omnibus Agreement provides us with a right of first offer for a period of ten years after the closing of the IPO on certain of PBF Energy’s existing logistics assets and certain assets that it may acquire or construct in the future, subject to certain exceptions. The consummation and timing of any future acquisitions pursuant to this right will depend upon, among other things, PBF Energy’s willingness to offer subject assets for sale and obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and PBF Energy is under no obligation to accept any offer that we may choose to make. In addition, certain of the right of first offer assets may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, the Omnibus Agreement and our right of first offer may be terminated by PBF Energy at any time in the event that PBF LLC or its affiliates no longer controls our general partner.

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

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to execute acquisitions that result in positive cash flow to the Partnership. If we are unable to execute acquisitions from PBF Energy or third parties for any reason, including if we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, or if we are unable to obtain financing for these acquisitions on economically acceptable terms, we are outbid by competitors or we or the seller are unable to obtain any necessary consents, our future growth and ability to increase distributions to unitholders will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash flow. Any acquisition involves potential risks, including, among other things:
•our ability to identify and accurately estimate assumptions regarding revenues, costs and potential synergies;
•the existence of unforeseen assumed obligations;
•limitations on rights to indemnity from the seller;
•accuracy and completeness of our estimated overall costs of equity or debt;
•the diversion of management’s attention from other business concerns;
•unforeseen difficulties operating in new product areas or new geographic areas; and
•loss of key customers, or employee turnover at the acquired businesses.

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

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets, including execution of organic growth projects. We have no material commitments for expansion or construction projects as of December 31, 2021. Organic growth projects such as the construction of a pipeline or terminal or the expansion of our existing terminals or pipelines involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these types of projects, they may not be completed on schedule or at all, or in line with budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. Even if we receive such commitments, we may not realize an increase in revenue for an extended period of time. For instance, if we build a pipeline, the construction may occur over an extended period of time, thus delaying material increases in revenue until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in production in a region or gain access to crude oil supplies at lower costs and such growth or access may not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

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

Our operations require numerous permits and authorizations under various laws and regulations enforced by the EPA, the DOT, OSHA, the FRA, as well as numerous other state, local and federal agencies. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have a negative effect on our business, results of operations and cash flows.

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

The EPA has taken steps to regulate GHGs under the CAA. The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce GHG emissions associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards. Efforts have also been undertaken to delay, limit or prohibit the EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for commodities that we handle, transport and store. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.

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

In addition, as many of our facilities are located near coastal areas, rising sea levels may disrupt our ability to operate those facilities or transport crude oil and refined products. Extended periods of such disruption could have an adverse effect on our results of operations. We could also incur substantial costs to protect or repair these facilities.

Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition.

We may be subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own, lease, occupy or operate. We may become involved in litigation or other proceedings related to the foregoing. If we were to be held responsible for damages in any such litigation or proceedings, such costs may not be covered by insurance and may be material.

We may also face liability arising from current or future claims alleging personal injury or property damage due to exposure to chemicals or other regulated materials, such as various perfluorinated compounds, including perfluorooctanoate, perfluorooctane sulfonate, perfluorohexane sulfonate, or other per-and polyfluoroalkyl substances (collectively, “PFAS”), asbestos, benzene, silica dust and petroleum hydrocarbons, at or from our facilities. We may also face liability for personal injury, property damage, natural resource damage or clean-up costs for the alleged migration of contamination from our properties. A significant increase in the number or success of these claims could materially adversely affect our business, financial condition, results of operations and cash flow. Recently, we have been voluntarily cooperating with various local, state and federal agencies in their review of the environmental and health effects of PFAS and additional PFAS-related laws may be developed at the local, state and federal that could lead to our incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies or otherwise affect our business. Governmental inquiries or lawsuits involving PFAS could lead to our incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our manufacturing facilities or otherwise. We may be subject to asserted or unasserted claims and governmental regulatory proceedings and inquiries related to the use of PFAS in a variety of jurisdictions.

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

At the East Coast Terminals and the East Coast Storage Assets, most hourly employees are covered by collective bargaining agreements with the USW. The agreement with the USW covering the East Coast Terminals is scheduled to expire in April 2024. The agreement with the USW covering the East Coast Storage Assets expired in January 2022. Terms related to a new collective bargaining agreement have been agreed to on local bargaining issues and are pending settlement of the National Oil Bargaining Program, which will set contract term, wages, health care contributions and any other agreed upon issues prior to being executed. During this interim period, the terms of the expired agreement will remain in place under rolling 24-hour extensions until a new agreement is finalized. Additionally, PBF Energy’s refineries, with which we do business, utilize unionized employees. The Delaware City, Toledo, Chalmette, Torrance and Martinez refineries are covered by agreements with the USW. Similarly, at the Paulsboro Refinery, hourly employees are represented by the IOW. Future negotiations as our collective agreements expire may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.

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

Our level of indebtedness could have important consequences to us, including the following:
•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;
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

We may not be able to secure necessary financing on acceptable terms, or at all.

The 2023 Notes and the Revolving Credit Facility both have maturity dates in 2023. We can make no assurance that we will be able to refinance our outstanding indebtedness on satisfactory terms prior to their maturity dates. Market disruptions, such as those experienced in relation to the COVID-19 pandemic, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. Further, ESG concerns and other pressures on the oil and gas industry could lead to increased costs of financing or limit our access to the capital markets. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs significantly increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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

Although our payment obligations to our unitholders are subordinate to our payment obligations with respect to the Revolving Credit Facility or the 2023 Notes, the value of our units may decrease in correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may not be able to issue equity to recapitalize.

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
•All officers and certain directors of our general partner are also officers of PBF Energy and owe fiduciary duties to PBF Energy. These officers will devote significant time to the business of PBF Energy and will be compensated accordingly.
•PBF Energy may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interest.
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
•any asset or business that PBF Energy acquires or constructs that has a fair market value of less than $25.0 million;
•any asset or business that PBF Energy acquires or constructs that has a fair market value of $25.0 million or more if the Partnership has been offered the opportunity and has elected not to purchase such asset, group of assets or business;
•any logistics asset that PBF Energy acquires or constructs that has a fair market value of $25.0 million or more but comprises less than half of the fair market value (as determined in good faith by PBF Energy) of the total asset package acquired or constructed by PBF Energy;
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

Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including PBF Energy, for costs and expenses they incur and payments they make on our behalf. Prior to making distributions, we will pay our general partner and its affiliates an annual fee for the provision of centralized administrative services and employees and reimburse our general partner and its affiliates for direct or allocated costs and expenses incurred on our behalf pursuant to the Omnibus Agreement, which we currently estimate, as of January 1, 2022, will total $8.3 million annually, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to us for the year ending December 31, 2022. In addition, prior to making distributions, we expect to pay an annual fee of $8.7 million to PBF Holding for the provision of certain personnel and utilities and other infrastructure-related services with respect to our business pursuant to the Services Agreement. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.

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

Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates, including PBF Energy, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units voting together as a single class is required to remove our general partner. PBF Energy currently indirectly owns 47.9% of our outstanding common units.

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

As of December 31, 2021, PBF Energy held 29,953,631 of our common units. In addition, we have agreed to provide PBF Energy with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time PBF Energy and its controlled affiliates own more than 80% of our common units, PBF Energy will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. PBF Energy owns 47.9% of our outstanding common units as of December 31, 2021.

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

Tax Risks to Common Unitholders

Our tax treatment depends on qualifying income requirements and our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for U.S. federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.

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

Pursuant to partnership audit rules applicable for partnership tax years beginning after 2017, if the IRS makes audit adjustments to our partnership tax returns, it may assess and collect any taxes (including applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under these rules our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS in the year in which the audit is completed or, if we are eligible, issue a revised information statement to each current and former unitholder with respect to an audited and adjusted partnership tax return. Although our general partner may elect to have our current and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if the unitholders did not own units in us during the tax year under audit.

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
Our ability to deduct business interest expense is limited for U.S. federal income tax purposes to an amount equal to the sum of our business interest income and a specified percentage of our “adjusted taxable income” during the taxable year computed without regard to any business interest income or expense. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.

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

Moreover, a federal income tax withholding obligation of 10% of the amount realized is imposed upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, the U.S. Treasury and the IRS have suspended application of this withholding rule for dispositions of publicly traded partnership interests, including transfers of our common units, that occur before January 1, 2023. Under applicable Treasury Regulations, such withholding will be required on open market transactions, but in the case of a transfer made through a broker, (i) a partner’s share of liabilities will be excluded from the amount realized, and (ii) the obligation to withhold will be imposed on the broker instead of the transferee. These withholding obligations will apply to transfers of our common units occurring on or after January 1, 2023. Non-U.S. persons should consult a tax advisor before investing in our common units.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation, legal or governmental proceedings and other claims arising out of or relating to our operations in the normal course of business. Except as set forth in our filings with the SEC or in this Form 10-K, we do not believe that we are a party to any such matters that will have a material adverse impact on our financial condition, results of operations or statements of cash flows, and we are not aware of any such matters contemplated to be brought against us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UNIT PRICE AND CASH DISTRIBUTIONS

Our common units trade on the NYSE under the symbol “PBFX.” As of February 10, 2022, there were nine holders of record of our 32,644,224 outstanding common units held by the public, including common units held in street name. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. In addition, as of February 10, 2022, PBF Energy owned 29,953,631 of our common units, which constitute a 47.9% ownership interest in us.

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

Incentive Distribution Rights

Prior to the IDR Restructuring, PBF LLC held IDRs that entitled it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distributed from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50.0% included distributions paid to PBF LLC on its partner interest. The maximum distribution of 50.0% did not include any distributions that PBF LLC previously received on common units that it owns. On a quarterly basis, PBF LLC was entitled to receive distributions at the 50.0% level. Subsequent to the closing of the IDR Restructuring, the IDRs were canceled, no distributions were made to PBF LLC with respect to the IDRs and the newly issued PBFX common units are entitled to normal distributions. As such, PBF LLC did not receive any IDR payments from PBFX for the years ended December 31, 2021, 2020 and 2019.

UNREGISTERED SALES OF EQUITY SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information relating to compensation plans under which the Partnership’s securities are authorized for issuance.

ITEM 6. [RESERVED]

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. All forward-looking information in this Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•changes in general economic conditions, including market and macro-economic disruptions resulting from pandemics, such as the ongoing COVID-19 pandemic, including resurgences and variants of the virus, and related governmental and consumer responses thereto;
•our ability to make, complete and integrate acquisitions from affiliates or third parties, and to realize the benefits from such acquisitions;
•our ability to have sufficient cash from operations to enable us to pay the minimum quarterly distribution;
•competitive conditions in our industry;
•political pressure and influence of environmental groups and other stakeholders on decisions and policies related to the refining, processing and storing of crude oil and refined products;
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
•a substantial majority of our revenue is generated at PBF Energy’s facilities, particularly associated with PBF Energy’s Delaware City, Toledo and Torrance refineries, and any adverse development at any of these facilities could have a material adverse effect on us;

•our ability to complete internal growth projects on time and on budget;
•the price and availability of debt and equity financing;
•operating hazards and other risks incidental to the processing of crude oil and the receiving, handling, storing and transferring of crude oil, refined products, natural gas and intermediates;
•natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•the threat of cyberattacks;
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

Overview

We are a fee-based, growth-oriented, Delaware master limited partnership formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of December 31, 2021, owned 99.2% of the total economic interest in PBF LLC. As of December 31, 2021, PBF LLC held a 47.9% limited partner interest in us, with the remaining 52.1% limited partner interest owned by public unitholders.

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

Business Developments

Refer to “Business Developments” included in “Item 1. Business” of this Form 10-K for a discussion regarding our business developments during the fiscal year 2021.

Principles of Combination and Consolidation and Basis of Presentation

In general, our Predecessor did not historically operate its assets for the purpose of generating revenue independent of other PBF Energy businesses that we support, with the exception of the DCR Products Pipeline and the Paulsboro Lube Oil Terminal. In connection with the closing of the IPO and the Acquisitions from PBF, we entered into commercial and service agreements with subsidiaries of PBF Energy, under which we operate our assets for the purpose of generating fee-based revenue. We receive, handle and transfer crude oil, refined products and natural gas from sources located throughout the U.S. and Canada and store crude oil, refined products and intermediates for PBF Energy in support of its refineries located in Paulsboro, New Jersey; Delaware City, Delaware; Toledo, Ohio; Chalmette, Louisiana; Torrance, California; and Martinez, California. In 2020, PBF Energy reconfigured its Delaware and Paulsboro refineries as part of the East Coast Refining Reconfiguration. We acquired various terminal, pipeline and storage assets from PBF Energy, which are integral components of the crude oil, refined products and natural gas delivery and storage operations at PBF Energy’s refineries. In addition, we generate third-party revenue from certain of our assets.

The consolidated financial statements presented in this Form 10-K include our consolidated financial results as of and for the period ending December 31, 2021.

Business Strategies

We continue to focus on the following strategic areas:

Maintain Safe, Reliable and Efficient Operations.
•Maintain, emphasize and improve the safety, reliability, environmental compliance and efficiency of our operations

•Improve operating performance through preventive maintenance programs, employee training and development programs

Generate Stable, Fee-Based Cash Flows.
•Utilize long-term, fee-based logistics contracts that provide stable, predictable cash flows

•Leverage PBF Energy for a substantial majority of our revenue and continue to seek commercial agreements which include MVCs

•Generate third-party revenue from certain of our assets and seek future third-party growth opportunities

Grow Through Acquisitions and Organic Projects.
•Pursue strategic acquisitions independently and jointly with PBF Energy that complement and grow our asset base

•Pursue strategic organic projects that enhance our existing assets and increase our revenues

•Capitalize on opportunistic dropdown transactions with our parent sponsor that may arise

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

Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil, refined products and natural gas that we throughput at our terminaling and pipeline operations and our available and utilized storage capacity. These volumes are primarily affected by the supply of and demand for crude oil, refined products and natural gas in the markets served directly or indirectly by our assets. Although PBF Energy has MVCs under certain commercial agreements, our results of operations will be impacted by:
•PBF Energy’s utilization of our assets in excess of MVCs;
•our identification and execution of accretive acquisitions and organic expansion projects and capture of incremental PBF Energy or third-party volumes; and
•our increase of throughput or storage volumes at our facilities and additional ancillary services at those terminals and pipelines.

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

EBITDA, EBITDA Attributable to PBFX, Adjusted EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation, amortization, impairment expense and change in contingent consideration. We define EBITDA attributable to PBFX as net income (loss) attributable to PBFX before net interest expense (including amortization of loan fees and debt premium and accretion on discounted liabilities), income tax expense, depreciation, amortization, impairment expense and change in contingent consideration attributable to PBFX, which excludes the results of Acquisitions from PBF prior to the effective dates of such transactions and earnings attributable to the CPI Operations LLC (“CPI”) earn-out (the portion of earnings associated with an earn-out provision related to the purchase of CPI). We define Adjusted EBITDA as EBITDA attributable to PBFX excluding acquisition and transaction costs, non-cash unit-based compensation expense and items that meet the conditions of unusual, infrequent and/or non-recurring charges. We define distributable cash flow as EBITDA attributable to PBFX plus non-cash unit-based compensation expense, less cash interest, maintenance capital expenditures attributable to PBFX and income taxes. Distributable cash flow will not reflect changes in working capital balances. EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow are not presentations made in accordance with GAAP.

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations may not be comparable to our historical results of operations due to certain debt transactions and annual inflation adjustments related to certain of our commercial agreements. Additionally, our results may not be comparable to prior periods due to the impact of the COVID-19 pandemic on our business, including lower throughput volumes at our terminals, as the industry contends with the related economic downturn and volatile commodity market.

Furthermore, our results of operations may not be comparable to our historical results of operations due to the termination of the CPI Processing Agreement (as defined below). In connection with our acquisition of CPI from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement included an earn-out provision (the “CPI earn-out”) related to an existing commercial agreement (the “CPI Processing Agreement”), based on the future results of certain acquired idled assets, which recommenced operations in October 2019. In the third quarter of 2020, pursuant to the terms of the CPI Processing Agreement, the counterparty exercised its right to terminate the contract at the conclusion of the initial contract year, effective in the fourth quarter of 2020 (the “CPI Contract Termination”). As a result of the CPI Contract Termination, we recorded an impairment charge of $7.0 million in the third quarter of 2020 to write-down the related processing unit assets and customer contract intangible asset. While the counterparty and the Partnership subsequently agreed to extensions of certain of the originally contracted services under the CPI Processing Agreement, the limited nature of these services affected the comparability of our results of operations, specifically within our Storage segment, on a year-over-year basis. Refer to “Results of Operations” below for further discussion.

On December 30, 2021, we closed on a third-party sale of real property at the East Coast Terminals. We recognized a gain of $2.8 million on the sale, which is included within “Gain on sale of assets” in our Consolidated Statements of Operations. As a result of the sale, our results of operations may not be comparable to our historical results of operations.

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

Factors driving the prices of petroleum-based commodities include supply and demand for crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the first quarter of 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. These factors have resulted in significant demand destruction for refined products and atypical volatility in oil commodity prices. Although the effects may be mitigated by MVC provisions in certain of our commercial contracts, this overall demand destruction and market environment could lead to lower storage or throughput volumes processed at our assets, which could negatively impact our results of operations and cash flows. Demand has continued to improve in 2021 but remains below pre-pandemic levels. While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic, a significant portion of the negative impacts and risk to us may be mitigated through our MVCs within the commercial agreements with PBF Holding. Refer to “Item 1A. Risk Factors” of this Form 10-K for more information on factors affecting margins and commodity pricing.

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

Third-Party Business. As of December 31, 2021, PBF Holding accounts for a substantial majority of our revenue, and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Holding’s refineries. We continue to explore further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to explore expanding our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations is presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance.

Combined Overview. The following tables summarize our results of operations and financial data for the years ended December 31, 2021, 2020 and 2019. The following data should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Affiliate	$304,100	$289,406	$300,877
Third-Party	51,435	70,849	39,335
Total revenue	355,535	360,255	340,212

Costs and expenses:
Operating and maintenance expenses	103,438	99,852	118,614
General and administrative expenses	18,735	18,748	24,515
Depreciation and amortization	37,805	53,707	38,601
Impairment expense	—	7,000	—
Gain on sale of assets	(2,795)	—	—
Change in contingent consideration	2,988	(14,390)	(790)
Total costs and expenses	160,171	164,917	180,940

Income from operations	195,364	195,338	159,272

Other expense:
Interest expense, net	(40,355)	(44,377)	(46,555)
Amortization of loan fees and debt premium	(1,699)	(1,741)	(1,780)
Accretion on discounted liabilities	(23)	(1,788)	(2,768)
Net income	153,287	147,432	108,169
Less: Net income attributable to noncontrolling interest	—	—	7,881
Net income attributable to PBF Logistics LP unitholders	$153,287	$147,432	$100,288

Other data:
EBITDA attributable to PBFX	$234,456	$229,995	$184,807
Adjusted EBITDA	237,676	237,010	200,988
Distributable cash flow	195,833	181,740	137,050
Capital expenditures	8,622	12,308	31,746

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$153,287	$147,432	$108,169
Interest expense, net	40,355	44,377	46,555
Amortization of loan fees and debt premium	1,699	1,741	1,780
Accretion on discounted liabilities	23	1,788	2,768
Change in contingent consideration	2,988	(14,390)	(790)
Impairment expense	—	7,000	—
Depreciation and amortization	37,805	53,707	38,601
EBITDA	236,157	241,655	197,083
Less: Noncontrolling interest EBITDA	—	—	10,180
Less: Earnings attributable to the CPI earn-out	1,701	11,660	2,096
EBITDA attributable to PBFX	234,456	229,995	184,807
Non-cash unit-based compensation expense	5,320	4,939	6,765
Cash interest	(40,542)	(45,088)	(47,081)
Maintenance capital expenditures attributable to PBFX	(3,401)	(8,106)	(7,441)
Distributable cash flow	$195,833	$181,740	$137,050

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, which is the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$187,770	$186,642	$149,007
Change in operating assets and liabilities	10,557	15,575	8,286
Interest expense, net	40,355	44,377	46,555
Gain on sale of assets	2,795	—	—
Non-cash unit-based compensation expense	(5,320)	(4,939)	(6,765)
EBITDA	236,157	241,655	197,083
Less: Noncontrolling interest EBITDA	—	—	10,180
Less: Earnings attributable to the CPI earn-out	1,701	11,660	2,096
EBITDA attributable to PBFX	234,456	229,995	184,807
Non-cash unit-based compensation expense	5,320	4,939	6,765
Cash interest	(40,542)	(45,088)	(47,081)
Maintenance capital expenditures attributable to PBFX	(3,401)	(8,106)	(7,441)
Distributable cash flow	$195,833	$181,740	$137,050

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$153,287	$147,432	$108,169
Interest expense, net	40,355	44,377	46,555
Amortization of loan fees and debt premium	1,699	1,741	1,780
Accretion on discounted liabilities	23	1,788	2,768
Change in contingent consideration	2,988	(14,390)	(790)
Impairment expense	—	7,000	—
Depreciation and amortization	37,805	53,707	38,601
EBITDA	236,157	241,655	197,083
Less: Noncontrolling interest EBITDA	—	—	10,180
Less: Earnings attributable to the CPI earn-out	1,701	11,660	2,096
EBITDA attributable to PBFX	234,456	229,995	184,807
Acquisition and transaction costs	—	1,382	3,842
Non-cash unit-based compensation expense	5,320	4,939	6,765
East Coast Terminals environmental remediation costs	695	694	4,692
Gain on sale of assets	(2,795)	—	—
PNGPC tariff true-up adjustment	—	—	882
Adjusted EBITDA	$237,676	$237,010	$200,988

The following table presents a reconciliation of net income attributable to noncontrolling interest and noncontrolling interest EBITDA, for informational purposes, for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income attributable to noncontrolling interest	$—	$—	$7,881
Depreciation and amortization related to noncontrolling interest (a)	—	—	2,299
Noncontrolling interest EBITDA	$—	$—	$10,180
____________
(a)Represents 50% of depreciation and amortization for Torrance Valley Pipeline Company LLC (“TVPC”) for the five months ended May 31, 2019. Subsequent to acquiring the remaining 50% equity interest in TVPC on May 31, 2019, we own 100% of the equity interest in TVPC and no longer record a noncontrolling interest.

Summary.

Our net income for the year ended December 31, 2021 increased by approximately $5.9 million, or 4.0%, to $153.3 million from $147.4 million for the year ended December 31, 2020. The increase in net income was primarily due to the following:
•a decrease in depreciation and amortization of approximately $15.9 million, or 29.6%, resulting from the accelerated depreciation and amortization of certain CPI tangible and intangible assets, which were subject to the CPI Contract Termination in 2020;
•a decrease in impairment expense of $7.0 million, or 100.0%, resulting from an impairment charge to write-down the processing unit assets and customer contract intangible asset in connection with the CPI Contract Termination in 2020;
•a decrease in other expenses of approximately $5.8 million, or 12.2%, related to:
◦a decrease in interest expense of approximately $4.0 million, or 9.1%, as a result of lower borrowings under the Revolving Credit Facility; and
◦a decrease in accretion on discounted liabilities of approximately $1.8 million, or 98.7%, due to lower outstanding applicable liabilities; and
•an increase in gain on sale of assets of $2.8 million as a result of a third-party sale of real property at the East Coast Terminals in the fourth quarter of 2021;
offset by the following:
•an increase in change in contingent consideration of approximately $17.4 million due to the extension of certain services subject to the CPI earn-out at our East Coast storage facility during the current year, coupled with the reduction of the prior year projected future earn-out liability at the time of the CPI Contract Termination;
•an increase in operating and maintenance expenses of approximately $3.6 million, or 3.6%, as a result of higher utilities expenses due to increased energy usage and increased maintenance activity; and
•a decrease in total revenue of approximately $4.7 million, or 1.3%, primarily attributable to the CPI Contract Termination, offset by inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”) in 2021, increased throughput at certain of our assets and affiliate product sales.

EBITDA attributable to PBFX for the year ended December 31, 2021 increased by approximately $4.5 million to $234.5 million from $230.0 million for the year ended December 31, 2020 due to the factors noted above, excluding the impact of depreciation and amortization, impairment expense, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration, noncontrolling interest and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the year ended December 31, 2021 increased by approximately $0.7 million to $237.7 million from $237.0 million for the year ended December 31, 2020 due to the factors noted above, excluding the impact of acquisition and transaction costs, unit-based compensation, certain environmental remediation costs and gain on sale of assets.

Our net income for the year ended December 31, 2020 increased by approximately $39.3 million, or 36.3%, to $147.4 million from $108.2 million for the year ended December 31, 2019. The increase in net income was primarily due to the following:
•an increase in total revenue of approximately $20.0 million, or 5.9%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility, operations of recently constructed assets and the 2020 Inflation Rate Increase, offset by lower revenue attributable to certain assets not subject to MVC shortfall payments due to a reduction in throughput volumes as a result of the COVID-19 pandemic, as well as lower pass-through utilities fees;

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
•a decrease in change in contingent consideration of approximately $13.6 million due to the CPI Contract Termination in 2020 and the resulting reduction of the projected earn-out liability for future periods; and
•a decrease in other expenses of approximately $3.2 million, or 6.3%, related to:
◦a decrease in interest expense of approximately $2.2 million, or 4.7%, as a result of lower borrowings under the Revolving Credit Facility; and
◦a decrease in accretion on discounted liabilities of approximately $1.0 million, or 35.4%, due to lower outstanding applicable liabilities;
offset by the following:
•an increase in depreciation and amortization of approximately $15.1 million, or 39.1%, resulting from the accelerated depreciation and amortization of certain CPI tangible and intangible assets, which were subject to the CPI Contract Termination in 2020, as well as the timing of new assets being placed in service; and
•an increase in impairment expense of $7.0 million resulting from an impairment charge to write-down the processing unit assets and customer contract intangible asset in connection with the CPI Contract Termination in 2020.

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

Segment Information

Our operations are comprised of operating segments, which are strategic business units that offer different services in various geographical locations. We review operations in two reportable segments: (i) Transportation and Terminaling and (ii) Storage. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of our reportable segments based on the segment operating income. Segment operating income is defined as net revenue less operating expenses, depreciation and amortization, impairment expense, gain on sale of assets and change in contingent consideration. General and administrative expenses and interest expenses not included in the Transportation and Terminaling and Storage segments are included in Corporate. Segment reporting is further discussed in Note 14 “Segment Information” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$260,813	$248,134	$261,847
Third-party	24,006	22,889	20,898
Total revenue	284,819	271,023	282,745

Costs and expenses:
Operating and maintenance expenses	73,241	73,451	91,883
Depreciation and amortization	29,241	28,308	27,826
Gain on sale of assets	(2,795)	—	—
Total costs and expenses	99,687	101,759	119,709
Transportation and Terminaling Segment Operating Income	$185,132	$169,264	$163,036

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd)*	244,969	230,167	293,504
Lease tank capacity (average lease capacity barrels per month)**	2,224,084	2,396,478	2,194,328
Pipelines
Total throughput (bpd)*	156,949	149,049	163,608
Lease tank capacity (average lease capacity barrels per month)**	1,103,331	1,136,222	1,377,544
____________
(*) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(**)Lease capacity is based on tanks in service and average lease capacity available during the period.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Our Transportation and Terminaling operating income for the year ended December 31, 2021 increased by approximately $15.9 million, or 9.4%, to $185.1 million from $169.3 million for the year ended December 31, 2020. The increase in operating income was primarily due to the following:
•an increase in revenue of approximately $13.8 million, or 5.1%, primarily attributable to the 2021 Inflation Rate Increase, increased throughput at certain of our assets and affiliate product sales; and
•an increase in gain on sale of assets of $2.8 million as a result of a third-party sale of real property at the East Coast Terminals in the fourth quarter of 2021;
offset by the following:
•an increase in depreciation and amortization of approximately $0.9 million, or 3.3%, related to the timing of new assets being placed in service.

Operating and maintenance expenses were relatively consistent during the comparative periods with no significant fluctuation activity.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Our Transportation and Terminaling operating income for the year ended December 31, 2020 increased by approximately $6.2 million, or 3.8%, to $169.3 million from $163.0 million for the year ended December 31, 2019. The increase in operating income was primarily due to the following:
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

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
(in thousands, except for storage capacity reserved and total throughput)
Revenue:
Affiliate	$43,287	$41,272	$39,030
Third-party	27,429	47,960	18,437
Total revenue	70,716	89,232	57,467

Costs and expenses:
Operating and maintenance expenses	30,197	26,401	26,731
Depreciation and amortization	8,564	25,399	10,775
Impairment expense	—	7,000	—
Change in contingent consideration	2,988	(14,390)	(790)
Total costs and expenses	41,749	44,410	36,716
Storage Segment Operating Income	$28,967	$44,822	$20,751

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)*	7,682,733	7,630,699	7,891,670
Total throughput (bpd)**	14,140	22,958	29,056
____________
(*)Storage capacity is based on tanks in service and average shell capacity available during the period.
(**)Calculated as the sum of the average throughput per day for each asset group for the period presented.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Our Storage operating income for the year ended December 31, 2021 decreased by approximately $15.9 million, or 35.4%, to $29.0 million from $44.8 million for the year ended December 31, 2020. The decrease in operating income was primarily due to the following:
•a decrease in revenue of approximately $18.5 million, or 20.8%, primarily attributable to the CPI Contract Termination;
•an increase in change in contingent consideration of approximately $17.4 million due to the extension of certain services subject to the CPI earn-out at our East Coast storage facility during the current year, coupled with the reduction of the prior year projected future earn-out liability at the time of the CPI Contract Termination; and
•an increase in operating and maintenance expenses of approximately $3.8 million, or 14.4%, due to higher utilities expenses as a result of increased energy usage and increased maintenance activity;
offset by the following:
•a decrease in depreciation and amortization of approximately $16.8 million, or 66.3%, due to certain CPI assets being fully depreciated and amortized in the fourth quarter of 2020 as a result of the CPI Contract Termination; and
•a decrease in impairment expense of $7.0 million or 100.0%, resulting from an impairment charge to write-down the processing unit assets and customer contract intangible asset in connection with the CPI Contract Termination in 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Our Storage operating income for the year ended December 31, 2020 increased by approximately $24.1 million, or 116.0%, to $44.8 million from $20.8 million for the year ended December 31, 2019. The increase in operating income was primarily due to the following:
•an increase in revenue of approximately $31.8 million, or 55.3%, primarily attributable to the recommencement of operations of certain assets at our East Coast storage facility and the 2020 Inflation Rate Increase;
•a decrease in change in contingent consideration of approximately $13.6 million due to the CPI Contract Termination in 2020 and the resulting reduction of the projected earn-out liability for future periods; and
•a decrease in operating and maintenance expenses of approximately $0.3 million, or 1.2%, as a result of decreased spending at our facilities due to cost cutting measures taken as a result of the COVID-19 pandemic, including lower maintenance activity, offset by expenses related to the recommencement of operations of certain assets at our East Coast storage facility;
offset by the following:
•an increase in depreciation and amortization of approximately $14.6 million, or 135.7%, resulting from the accelerated depreciation and amortization of certain CPI tangible and intangible assets, which were subject to the CPI Contract Termination in 2020, as well as the timing of acquisitions and new assets being placed in service; and
•an increase in impairment expense of $7.0 million resulting from an impairment charge to write-down the processing unit assets and customer contract intangible asset in connection with the CPI Contract Termination in 2020.

Liquidity and Capital Resources

Due to the COVID-19 pandemic and the current challenging and volatile market conditions, starting in the first quarter of 2020, our business and operating results have been impacted by demand destruction for refined products as a result of the worldwide economic slowdown and governmental and consumer responses, including travel restrictions and stay-at-home orders. Such conditions have improved in 2021 but continue to affect our operations and financial condition due to changes in the usage and level of demand for our services, including a reduction in third-party and incremental affiliate revenue. We expect our ongoing sources of liquidity to include cash generated from operations (a significant portion of which are supported by MVCs in our commercial agreements), borrowings under the Revolving Credit Facility and issuances of additional debt and equity securities as appropriate given market conditions. Additionally, we remain focused on opportunities to support our financial position in the current environment, including limiting capital expenditures, reducing discretionary activities and third-party services and continually assessing our quarterly distribution level. While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic and volatile market conditions, we believe our balances of cash, cash equivalents, cash generated from operations, borrowings under the Revolving Credit Facility and potential issuances of debt and equity securities will be sufficient to satisfy cash requirements over the next twelve months and beyond, including our debt service, capital expenditures and distributions on our units. We may also pursue other strategic initiatives to strengthen our financial position, including debt and/or equity securities repurchases, to the extent such initiatives can be funded without impairing our liquidity. Refer to “Item 1A. Risk Factors” of this Form 10-K for further information.

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

In response to the impacts of the COVID-19 pandemic, we reduced our quarterly distribution to our minimum quarterly distribution of $0.30 per unit effective with the distribution for the first quarter of 2020. This reduction represents a strategic shift to build our cash flow coverage, de-lever our business and increase our financial resources as we continue to pursue potential organic growth projects or strategic acquisition opportunities. However, we intend to continue to pay at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $19.0 million per quarter and approximately $76.0 million on an annualized basis based on the number of common units outstanding as of December 31, 2021.

As of December 31, 2021, we had approximately $430.4 million of liquidity, including approximately $33.9 million in cash and cash equivalents, and access to approximately $396.5 million under the Revolving Credit Facility.

The tables below summarize our 2021 and 2020 quarterly distributions related to our quarterly financial results:

Quarter Ended	Declaration Date	Quarterly Distribution per Common Unit	Quarterly Distribution per Common Unit, Annualized	Total Cash Distributions (in thousands) (a)
December 31, 2021	February 10, 2022	$0.30	$1.20	$18,772
September 30, 2021	October 28, 2021	0.30	1.20	18,770
June 30, 2021	July 29, 2021	0.30	1.20	18,755
March 31, 2021	April 29, 2021	0.30	1.20	18,752
December 31, 2020	February 11, 2021	0.30	1.20	18,709
September 30, 2020	October 29, 2020	0.30	1.20	18,708
June 30, 2020	July 31, 2020	0.30	1.20	18,706
March 31, 2020	May 15, 2020	0.30	1.20	18,705
____________
(a)Cash distributions are paid in the quarter subsequent to the period in which the distributions are earned. For the quarter ended December 31, 2021, the total cash distribution was estimated based on vested shares anticipated to be outstanding as of the record date. We do not expect the actual distribution to be materially different.

Credit Facilities

Revolving Credit Facility

The maximum amount available under the Revolving Credit Facility was increased to $500.0 million in July 2018. We have the ability to further increase the maximum amount of the Revolving Credit Facility by an additional $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from its lenders or other financial institutions and satisfaction of certain conditions. Refer to Note 8 “Debt” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for further information regarding the Revolving Credit Facility, as well as information pertaining to corresponding financial and other covenants. We are in compliance with the financial and other covenants as of December 31, 2021.

During the year ended December 31, 2021, we made net repayments of $100.0 million under the Revolving Credit Facility.

Senior Notes

During 2015 and 2017, we and our wholly-owned subsidiary, PBF Finance, issued a combined $525.0 million aggregate principal amount of the 2023 Notes. The 2023 Notes are guaranteed on a senior unsecured basis by all of our subsidiaries. In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the indenture governing the 2023 Notes. We have the option to repurchase all or a portion of the 2023 Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the 2023 Notes have the option to require that we repurchase the principal amounts of the 2023 Notes together with any accrued and unpaid interest to the date of redemption only upon a change in control, certain asset sale transactions, or in the event of a default as defined in the indenture governing the 2023 Notes. In addition, the 2023 Notes contain covenants limiting our and our restricted subsidiaries’ ability to make certain types of investments, incur additional debt, issue preferred equity, create liens, make certain payments, sell assets, merge or consolidate with other entities, and enter into transactions with affiliates. We are in compliance with the covenants as of December 31, 2021.

Other

In addition to the Revolving Credit Facility and the 2023 Notes, we also have outstanding letters of credit totaling approximately $3.5 million. These letters of credit result in off-balance sheet liabilities.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$187,770	$186,642	$149,007
Net cash used in investing activities	(1,407)	(12,308)	(31,746)
Net cash used in financing activities	(188,743)	(173,016)	(102,203)
Net change in cash and cash equivalents	$(2,380)	$1,318	$15,058

Cash Flows from Operating Activities

Net cash provided by operating activities increased by approximately $1.1 million to $187.8 million for the year ended December 31, 2021 compared to $186.6 million for the year ended December 31, 2020. The increase in net cash provided by operating activities was the result of an increase in net income of approximately $5.9 million and an increase in the net changes in operating assets and liabilities of approximately $5.0 million primarily driven by the timing of collection of accounts receivables and liability payments, offset by a net decrease in non-cash charges relating to depreciation and amortization, impairment expense, amortization of loan fees and debt premium, accretion on discounted liabilities, unit-based compensation and change in contingent consideration of approximately $7.0 million and a gain on sale of assets of approximately $2.8 million in 2021.

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

Cash Flows from Investing Activities

Net cash used in investing activities decreased by approximately $10.9 million to $1.4 million for the year ended December 31, 2021 compared to $12.3 million for the year ended December 31, 2020. The decrease in net cash used in investing activities was due to proceeds from the sale of assets of approximately $7.2 million in 2021 and a decrease in capital expenditures of approximately $3.7 million primarily related to lower maintenance capital spending in the current year.

Net cash used in investing activities decreased by approximately $19.4 million to $12.3 million for the year ended December 31, 2020 compared to $31.7 million for the year ended December 31, 2019. The decrease in net cash used in investing activities was due to a decrease in capital expenditures of approximately $19.4 million primarily related to a reduction in capital spending in 2020 in response to the COVID-19 pandemic and higher capital spend on organic growth projects in 2019 compared to 2020.

Cash Flows from Financing Activities

Net cash used in financing activities increased by approximately $15.7 million to $188.7 million for the year ended December 31, 2021 compared to $173.0 million for the year ended December 31, 2020. Net cash used in financing activities for the year ended December 31, 2021 consisted of net repayments of $100.0 million under the Revolving Credit Facility, distributions to unitholders of $75.0 million, a $12.2 million earn-out payment under the CPI Processing Agreement and deferred financing costs and other of $1.6 million. Net cash used in financing activities for the year ended December 31, 2020 consisted of distributions to unitholders of $88.4 million, net repayments of $83.0 million under the Revolving Credit Facility and deferred financing costs and other of $1.6 million.

Net cash used in financing activities increased by approximately $70.8 million to $173.0 million for the year ended December 31, 2020 compared to $102.2 million for the year ended December 31, 2019. Net cash used in financing activities for the year ended December 31, 2020 consisted of distributions to unitholders of $88.4 million, net repayments of $83.0 million under the Revolving Credit Facility and deferred financing costs and other of $1.6 million. Net cash used in financing activities for the year ended December 31, 2019 consisted of the acquisition of the TVPC noncontrolling interest for $200.0 million, distributions to unitholders of $123.9 million, the deferred payment for the East Coast Storage Assets Acquisition of $32.0 million and distributions to TVPC members of $8.5 million, offset by proceeds from issuance of common units of $132.5 million, net borrowings under the Revolving Credit Facility of $127.0 million and deferred financing costs and other of $2.7 million.

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

Capital expenditures for the periods presented were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Expansion	$4,313	$2,756	$23,632
Maintenance	3,401	8,106	7,820
Regulatory	908	1,446	294
Total capital expenditures	$8,622	$12,308	$31,746

For the year ended December 31, 2021, our capital expenditures were primarily incurred for growth projects associated with the East Coast Storage Assets and maintenance of the East Coast Terminals, the Torrance Valley Pipeline and the Toledo Storage Facility. For the year ended December 31, 2020, our capital expenditures were primarily incurred for maintenance of the East Coast Terminals, the Toledo Storage Facility and the Torrance Valley Pipeline, as well as growth projects associated with the East Coast Storage Assets. For the year ended December 31, 2019, our capital expenditures were primarily incurred for growth projects associated with the East Coast Storage Assets and the Development Assets and maintenance of the Toledo Storage Facility, the East Coast Terminals and the Torrance Valley Pipeline.

We currently expect to spend an aggregate of between approximately $20.0 million and $25.0 million during 2022 for capital expenditures, of which between approximately $10.0 million and $14.0 million relate to maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our budgeted capital expenditures for the twelve months ending December 31, 2022. We may rely on external sources including other borrowings under the Revolving Credit Facility, and issuances of equity and debt securities to fund any significant future expansion.

Material Cash Requirements

Our material cash requirements include the following known contractual and other obligations as of December 31, 2021:

	Payments Due by Period
	Totals	2022	2023 and 2024	2025 and 2026	2027 and Beyond
	(in thousands)

Long-term debt obligations (1)	$625,000	$—	$625,000	$—	$—
Interest (2)	54,477	39,189	15,288	—	—
Affiliate - services agreements (3)	179,472	16,958	33,916	33,916	94,682
Environmental obligations (4)	1,695	717	615	250	113
Construction obligations	834	834	—	—	—
Contingent consideration (5)	2,932	2,932	—	—	—
Operating leases and other (6)	12,374	2,176	1,801	1,804	6,593
Total cash requirements	$876,784	$62,806	$676,620	$35,970	$101,388
____________________
(1)No principal amounts are due under the 2023 Notes and Revolving Credit Facility until May 2023 and July 2023, respectively.
(2)Includes interest on the 2023 Notes and Revolving Credit Facility based on outstanding indebtedness as of December 31, 2021. Includes commitment fees on the Revolving Credit Facility through July 2023 using rates in effect at December 31, 2021.
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
(5)Includes the estimated contingent consideration amount payable to Crown Point related to the CPI earn-out.
(6)Includes operating leases and rental and franchise payments to secure right of way access across certain East Coast Terminals and Torrance Valley Pipeline assets with various terms and tenures.

Effects of Inflation

Certain of our commercial agreements feature annual inflation adjustments, which, historically, have not had a material impact on our results of operations, including our results of operations for the years ended December 31, 2021, 2020 and 2019, respectively. Given the recent rise in inflation, we anticipate the Inflation Rate Increase for the upcoming year to be higher than that of past years. Despite this anticipated increase, we do not anticipate the Inflation Rate Increase for 2022 to have a material impact on our results of operations.

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

As of December 31, 2021, we have recorded a total liability related to environmental remediation costs of $1.7 million related to existing environmental liabilities. Refer to Note 12 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information.

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

Environmental Matters

Liabilities for future remediation costs are recorded when environmental assessments and/or remediation efforts are probable and the costs can be reasonably estimated. Other than for periodic assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and the impact that current regulations may have on our remediation plans. The actual settlement of our liability for environmental matters could materially differ from our estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.

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

In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to restrictions included in the indenture. Refer to PBF LLC’s consolidated financial statements, which are included in its Annual Report on Form 10-K for the period ended December 31, 2021.

The Co-Issuer has no independent assets or operations and we do not have any subsidiaries designated as “Non-Guarantor Subsidiaries.” As such, the consolidated results of the Issuer and Guarantor Subsidiaries are reflected in our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions affected by the expected market transition from the London Interbank Offering Rate (“LIBOR”) and other interbank rates if certain criteria are met. The amendments in ASU 2020-04 are effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of ASU 2020-04. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements and related disclosures.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, through the operations of our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the year ended December 31, 2021, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances or settle through cash payments.

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At December 31, 2021, we had $100.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $4.0 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PBF Logistics LP and subsidiaries (the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations, partners’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Presentation and Disclosure of Related Party Transactions – refer to Note 13 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Note 13 to the consolidated financial statements, the Partnership currently derives a majority of its revenue from long term, fee-based related party agreements with PBF Holding, which generally includes minimum volume commitments (MVCs), contractual fee escalations for inflation adjustments and certain increases in operating costs. The Partnership believes that the terms and conditions of these agreements are no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

Auditing the presentation and disclosure of these related party transactions, including the completeness thereof, was challenging due to PBF’s involvement in many aspects of the Partnership’s business, including the revenue earned from providing transportation, terminaling and storage services and lease revenues under long-term contracts with PBF, the direct and allocated expenses charged from PBF for services provided under operating and administrative management agreements, fees charged for centralized general and administrative services provided by PBF, and reimbursements received under the Omnibus and other service agreements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the presentation and disclosure of related party transactions included the following, among others:
•We obtained sufficient understanding of internal controls of the Partnership associated with related party transactions through our control testing in conjunction with the integrated audit of the Partnership.
•We obtained a listing of all related party relationships and compared the listing to the PBF legal structure and evidence obtained from other audit procedures, including inquiries of Management and the Audit Committee.
•We inspected audit confirmation responses received during our audit, company filings, articles, Board of Director meeting minutes and other committee meeting minutes.
•We read contracts and agreements and tested revenue and expense transactions.
•We evaluated the aggregation and presentation of related party financial statement line items.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 17, 2022

We have served as the Partnership’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of PBF Logistics GP LLC and Unitholders of PBF Logistics LP and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PBF Logistics LP and subsidiaries (the “Partnership”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Partnership and our report dated February 17, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 17, 2022

PBF LOGISTICS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$33,904	$36,284
Accounts receivable - affiliates	61,724	53,220
Accounts receivable	5,549	11,382
Prepaids and other current assets	3,476	2,590
Total current assets	104,653	103,476
Property, plant and equipment, net	787,338	820,174
Goodwill	6,332	6,332
Other non-current assets	2,974	3,570
Total assets	$901,297	$933,552
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$4,096	$4,940
Accounts payable	5,394	4,602
Accrued liabilities	16,812	32,224
Deferred revenue	2,372	2,117
Total current liabilities	28,674	43,883
Long-term debt	622,544	720,845
Other long-term liabilities	1,383	1,607
Total liabilities	652,601	766,335

Commitments and contingencies (Note 12)

Equity:
Common unitholders (62,574,644 and 62,364,838 units issued and outstanding, as of December 31, 2021 and 2020, respectively)	248,696	167,217
Total equity	248,696	167,217
Total liabilities and equity	$901,297	$933,552

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2021	2020	2019

Revenue:
Affiliate	$304,100	$289,406	$300,877
Third-party	51,435	70,849	39,335
Total revenue	355,535	360,255	340,212

Costs and expenses:
Operating and maintenance expenses	103,438	99,852	118,614
General and administrative expenses	18,735	18,748	24,515
Depreciation and amortization	37,805	53,707	38,601
Impairment expense	—	7,000	—
Gain on sale of assets	(2,795)	—	—
Change in contingent consideration	2,988	(14,390)	(790)
Total costs and expenses	160,171	164,917	180,940

Income from operations	195,364	195,338	159,272

Other expense:
Interest expense, net	(40,355)	(44,377)	(46,555)
Amortization of loan fees and debt premium	(1,699)	(1,741)	(1,780)
Accretion on discounted liabilities	(23)	(1,788)	(2,768)
Net income	153,287	147,432	108,169
Less: Net income attributable to noncontrolling interest	—	—	7,881
Net income attributable to PBF Logistics LP unitholders	$153,287	$147,432	$100,288

Net income per limited partner unit:
Common units - basic	$2.44	$2.36	$1.71
Common units - diluted	2.44	2.36	1.71

Weighted-average limited partner units outstanding:
Common units - basic	62,810,703	62,535,964	58,583,231
Common units - diluted	62,906,080	62,543,700	58,687,945

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in thousands)

	Common Units	Noncontrolling Interest	Total
Balance at January 1, 2019	$23,718	$169,472	$193,190
Quarterly distributions to unitholders	(125,483)	—	(125,483)
Distributions to TVPC members	—	(8,500)	(8,500)
Net income attributable to the partners	100,288	7,881	108,169
Unit-based compensation expense	6,765	—	6,765
Acquisition of TVPC noncontrolling interest	(31,147)	(168,853)	(200,000)
Issuance of common units, net of expenses	132,483	—	132,483
Other	(1,541)	—	(1,541)
Balance at December 31, 2019	105,083	—	105,083
Quarterly distributions to unitholders	(89,338)	—	(89,338)
Net income attributable to the partners	147,432	—	147,432
Unit-based compensation expense	4,939	—	4,939
Other	(899)	—	(899)
Balance at December 31, 2020	167,217	—	167,217
Quarterly distributions to unitholders	(75,958)	—	(75,958)
Net income attributable to the partners	153,287	—	153,287
Unit-based compensation expense	5,320	—	5,320
Other	(1,170)	—	(1,170)
Balance at December 31, 2021	$248,696	$—	$248,696

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$153,287	$147,432	$108,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,805	53,707	38,601
Impairment expense	—	7,000	—
Amortization of loan fees and debt premium	1,699	1,741	1,780
Accretion on discounted liabilities	23	1,788	2,768
Unit-based compensation expense	5,320	4,939	6,765
Change in contingent consideration	2,988	(14,390)	(790)
Gain on sale of assets	(2,795)	—	—
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(8,504)	(5,164)	(11,004)
Accounts receivable	5,833	(4,031)	810
Prepaids and other current assets	(886)	1,238	(472)
Accounts payable - affiliates	(844)	(1,514)	(1,645)
Accounts payable	621	(6,050)	5,564
Accrued liabilities	(6,814)	3,478	509
Deferred revenue	255	(1,072)	229
Other assets and liabilities	(218)	(2,460)	(2,277)
Net cash provided by operating activities	187,770	186,642	149,007

Cash flows from investing activities:
Expenditures for property, plant and equipment	(8,622)	(12,308)	(31,746)
Proceeds from sale of assets	7,215	—	—
Net cash used in investing activities	$(1,407)	$(12,308)	$(31,746)
See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from issuance of common units	$—	$—	$132,483
Acquisition of TVPC noncontrolling interest	—	—	(200,000)
Distributions to unitholders	(74,986)	(88,426)	(123,910)
Distributions to TVPC members	—	—	(8,500)
Deferred payment for the East Coast Storage Assets Acquisition	—	—	(32,000)
Proceeds from revolving credit facility	—	100,000	228,000
Repayment of revolving credit facility	(100,000)	(183,000)	(101,000)
Payment of contingent consideration	(12,176)	—	—
Deferred financing costs and other	(1,581)	(1,590)	2,724
Net cash used in financing activities	(188,743)	(173,016)	(102,203)

Net change in cash and cash equivalents	(2,380)	1,318	15,058
Cash and cash equivalents, beginning of period	36,284	34,966	19,908
Cash and cash equivalents, end of period	$33,904	$36,284	$34,966

Supplemental cash flow disclosures:
Non-cash activities:
Contribution of net assets from PBF LLC	$396	$—	$242
Accrued and unpaid capital expenditures	834	962	1,193
Units issued in connection with the IDR Restructuring	—	—	215,300
Assets acquired under operating leases	—	—	482
Cash paid during year for:
Interest, net of capitalized interest of $187, $710 and $526 in 2021, 2020 and 2019, respectively	$41,366	$43,840	$46,539

See accompanying notes to consolidated financial statements.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership (“MLP”) formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of December 31, 2021, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. On May 14, 2014, PBFX completed its initial public offering (“IPO”). As of December 31, 2021, PBF LLC held a 47.9% limited partner interest in PBFX, with the remaining 52.1% limited partner interest owned by public unit holders.

PBFX engages in the processing of crude oil and the receiving, handling, storing and transferring of crude oil, refined products, natural gas and intermediates. The Partnership generally does not take ownership of or receive any payments based on the value of the crude oil, products, natural gas or intermediates that it handles and does not engage in the trading of any commodities. PBFX’s assets are integral to the operations of PBF Holding’s refineries, and, as a result, the Partnership continues to generate a substantial majority of its revenue from transactions with PBF Holding. Additionally, certain of PBFX’s assets generate revenue from third-party transactions.

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

PBFX’s initial assets consisted of a double loop track with ancillary pumping and unloading equipment (the “DCR Rail Terminal”) and a crude truck unloading terminal consisting of lease automatic custody transfer units (the “Toledo Truck Terminal”, which, together with the DCR Rail Terminal, are referred to as the “IPO Assets”). Subsequent to the IPO, the Partnership acquired from PBF LLC a heavy crude oil rail unloading facility at the Delaware City Refinery (the “DCR West Rack,” together with the DCR Rail Terminal, the “DCR Rail Facility”); a tank farm and related facilities, which included a propane storage and loading facility (the “Toledo Storage Facility”); an interstate petroleum products pipeline (the “DCR Products Pipeline”) and truck loading rack (the “DCR Truck Rack”), which are collectively referred to as the “DCR Products Pipeline and Truck Rack”; the San Joaquin Valley pipeline system, which consists of the M55, M1 and M70 crude pipeline systems including pipeline stations with storage capacity and truck unloading capacity (the “Torrance Valley Pipeline”); the interstate natural gas pipeline at PBF Holding’s Paulsboro Refinery (the “Paulsboro Natural Gas Pipeline”); a loading and unloading rail facility located at PBF Holding’s Toledo Refinery (the “Toledo Rail Products Facility”); a truck loading rack facility located at PBF Holding’s Chalmette Refinery (the “Chalmette Truck Rack”); a rail yard facility located at PBF Holding’s Chalmette Refinery (the “Chalmette Rosin Yard”); a lube oil terminal facility located at PBF Holding’s Paulsboro Refinery (the “Paulsboro Lube Oil Terminal”); and an ethanol storage facility located at PBF Holding’s Delaware City Refinery (the “Delaware Ethanol Storage Facility” and, collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard and the Paulsboro Lube Oil Terminal, the “Development Assets”).

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The transactions entered into with PBF LLC after the IPO are collectively referred to as “Acquisitions from PBF.” Subsequent to the Acquisitions from PBF, the DCR Rail Terminal, Toledo Truck Terminal, DCR West Rack, Toledo Storage Facility, the DCR Products Pipeline and Truck Rack, the Torrance Valley Pipeline, the Paulsboro Natural Gas Pipeline and the Development Assets are collectively referred to as the “Contributed Assets.” PBFX recorded the Acquisitions from PBF at PBF Energy’s historical book value, as the acquisitions were treated as a reorganization of entities under common control. The financial statements of the Contributed Assets have been prepared from separate records maintained by subsidiaries of PBF Energy and may not necessarily be indicative of conditions that would have existed or the results of operations if they were operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate expenses applicable to PBF Energy as a whole.

The financial statements presented in this Annual Report on Form 10-K (this “Form 10-K”) include the consolidated financial results of PBFX. The consolidated balance sheets as of December 31, 2021 and 2020 present solely the consolidated financial position of PBFX.

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

Goodwill

Goodwill is calculated as the excess of the purchase price over the fair value of the identifiable net assets and is carried at cost. Goodwill is not amortized for financial reporting purposes; however, it is subject to annual assessment to determine if an impairment of goodwill has occurred. The Partnership performs this impairment review annually as of July 1 or in any period prior to the annual assessment in which the Partnership experiences any circumstances that would indicate an impairment exists, such as disruptions in its business or other significant declines in results. An impairment loss is recorded if the implied fair value of the reporting unit is less than the carrying value. Reporting units are based on a component of the business with discrete financial information that management reviews on a regular basis. The Partnership reviews its reporting units on an annual basis.

Intangibles

The Partnership’s intangibles are comprised of customer relationships and customer contracts, which were acquired in connection with certain acquisitions, all of which were recorded at their estimated fair value at the date of acquisition.

Intangibles with definite lives are amortized using the straight-line method over their relative estimated useful life, or the period of which they provide an economic benefit. The customer relationships estimated useful life was determined to be 10 years and the customer contracts estimated useful life was determined to be 13 years. Intangible assets are included in “Other non-current assets” within the Partnership’s consolidated balance sheets.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Impairment Assessment of Long-Lived Assets

PBFX evaluates property, plant and equipment and other long-lived assets for impairment on a continual basis and reassesses the reasonableness of these assets’ useful lives whenever events or changes in circumstances warrant assessment. Possible triggering events of impairment may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations or a determination that it is more likely than not that an asset or an asset group will be sold or retired before the end of its estimated useful life. These possible triggering events of impairment may impact the Partnership’s assumptions related to future throughput levels, revenues, expenses, capital expenditures and remaining useful life. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A long-lived asset is deemed not recoverable if its carrying value exceeds the sum of the undiscounted cash flows expected to result from the asset’s use, early retirement or disposition. Cash flows for long-lived assets or assets groups are determined at the lowest level for which identifiable cash flows exist. If the carrying value of a long-lived asset is deemed not recoverable, an impairment loss is recognized for the amount by which the carrying value of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. The Partnership’s assumptions incorporate inherent uncertainties that are, at times, difficult to predict and could result in impairment charges or accelerated depreciation in future periods if actual results materially differ from the assumptions used.

Asset Retirement Obligations

PBFX records an asset retirement obligation at fair value for the estimated cost to retire a tangible long-lived asset at the time PBFX incurs that liability, which is generally when the asset is purchased, constructed or leased. PBFX records the liability when it has a legal or contractual obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, PBFX will record the liability when sufficient information is available to estimate the liability’s fair value. Certain of PBFX’s asset retirement obligations are based on its legal obligation to perform remedial activity when it permanently ceases operations of the long-lived assets. PBFX therefore considers the settlement date of these obligations to be indeterminable. Accordingly, PBFX cannot calculate an associated asset retirement liability for these obligations at this time. PBFX will measure and recognize the fair value of these asset retirement obligations when the settlement date is determinable. As of and for the periods ended December 31, 2021 and 2020, the Partnership had no asset retirement obligations.

Product Imbalances

The Partnership incurs product imbalances as a result of tank storage volume fluctuations at certain of its terminals. Fluctuations are due to differences in the measurements of actual product stored as compared to total consigned volumes per the customer. The Partnership uses a year-to-date weighted average market price to value our assets and liabilities related to product imbalances. Product imbalance liabilities are included in “Accrued liabilities” and product imbalance assets are included in “Prepaids and other current assets” in the Partnership’s consolidated balance sheets. As of and for the periods ended December 31, 2021 and 2020, the imbalance amounts were immaterial.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Environmental Matters

Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for periodic assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and the impact that current regulations may have on our remediation plans. The measurement of environmental remediation liabilities may be discounted to reflect the time value of money if the aggregate amount and timing of cash payments of the liabilities are fixed or reliably determinable. The actual settlement of PBFX’s liability for environmental matters could materially differ from its estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.

Revenue Recognition

PBFX recognizes revenue by charging fees for crude oil and refined products terminaling, pipeline, storage and processing services based on the greater of the contractual minimum volume commitment (“MVC”), as applicable, or the delivery of actual volumes transferred based on contractual rates applied to throughput volumes. Prior to the IPO and effective date of the Acquisitions from PBF, a majority of PBFX’s assets were part of the integrated operations of PBF Energy. With the exception of the DCR Products Pipeline and the Paulsboro Lube Oil Terminal, PBF Energy generally recognized only the costs associated with these assets. Following the closing of the IPO and Acquisitions from PBF, PBFX’s revenue is generated by commercial agreements with subsidiaries of PBF Energy. In addition, PBFX generates third-party revenue from certain of its assets. Billings to PBFX’s third-party customers for throughput services are billed monthly for actual totals shipped through the terminals. A portion of the fee-based agreements provide for fixed demand charges, which are recognized as revenue pursuant to the contract terms. Billings to third-party customers for tank lease obligations occur in the prior month and are recorded as deferred revenue, which is recognized in the period in which the customer receives such storage services.

Unit-Based Compensation

PBF GP provides unit-based compensation to certain officers, non-employee directors and seconded employees of PBFX’s general partner or its affiliates, consisting of phantom units. The fair value of PBFX’s phantom units are measured based on the fair market value of the underlying common units on the date of the grant based on the common unit closing price on the grant date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period using the straight-line method. Awards typically vest over a four-year service period, subject to acceleration if certain conditions are met. The phantom unit awards may be settled in common units, cash or a combination of both. Expenses related to unit-based compensation are included in “General and administrative expenses” within the Partnership’s consolidated statements of operations.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions affected by the expected market transition from the London Interbank Offering Rate (“LIBOR”) and other interbank rates if certain criteria are met. The amendments in ASU 2020-04 are effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of ASU 2020-04. The Partnership does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

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

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Transportation and Terminaling Segment
Terminaling	$155,834	$144,114	$145,307
Pipeline	83,373	80,587	81,328
Other	45,612	46,322	56,110
Total	284,819	271,023	282,745
Storage Segment
Storage	56,264	57,932	51,859
Other	14,452	31,300	5,608
Total	70,716	89,232	57,467
Total Revenue	$355,535	$360,255	$340,212

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

Storage Segment

The Partnership earns storage revenue under crude oil and refined products storage contracts. In addition, the Partnership earns storage revenue under processing agreements at its East Coast storage facility. Certain of these affiliate and third-party contracts contain capacity reservation agreements, under which the Partnership collects a fee for reserving storage capacity for customers in its facilities. Customers generally pay reservation fees based on the level of storage capacity reserved rather than the actual volumes stored.

MVC Payments to be Received

As of December 31, 2021, MVC payments to be received, based on future performance obligations of the Partnership, related to noncancellable commercial terminaling, pipeline and storage agreements were as follows:

2022	$95,787
2023	89,110
2024	87,176
2025	86,937
2026	—
Thereafter	—
Total MVC payments to be received(1)(2)	$359,010
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

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of December 31, 2021, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component for every asset class.

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

In the normal course of business, the Partnership enters into contracts with PBF Holding and its refineries whereby PBF Holding and its refineries lease certain of the Partnership’s storage, terminaling and pipeline assets. The Partnership believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases range from one to fifteen years. Leases with affiliates represent approximately 91% of the undiscounted contractual future rental income from the Partnership’s leased assets.

The table below quantifies lease revenue for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Affiliate	$150,540	$148,563	$153,399
Third-party	31,990	53,456	24,255
Total lease revenue	$182,530	$202,019	$177,654

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the periods presented for the Partnership’s operating leases with customers as of December 31, 2021:

2022	$138,829
2023	137,719
2024	136,498
2025	109,816
2026	79,395
Thereafter	54,573
Total undiscounted future cash to be received	$656,830

Assets Under Lease

The Partnership’s assets that are subject to lease are included in “Property, plant and equipment, net” within the Partnership’s consolidated balance sheets. The table below quantifies, by category within property, plant and equipment, the assets that are subject to lease as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Land	$98,337	$98,337
Pipelines	322,437	321,254
Terminals and equipment	83,411	83,387
Storage facilities and processing units	183,493	182,600
	687,678	685,578
Accumulated depreciation	(133,962)	(109,153)
Net assets subject to lease	$553,716	$576,425

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $2,372 and $2,117 as of December 31, 2021 and 2020, respectively. Changes in deferred revenue are primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

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

4. ACQUISITIONS

Acquisition from PBF

The following Acquisition from PBF was a transaction between affiliate companies. As a result, the acquisition was accounted for as a transfer of assets between entities under common control in accordance with GAAP.

On April 24, 2019, the Partnership entered into a Contribution Agreement with PBF LLC, pursuant to which the Partnership acquired from PBF LLC all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”), which held the remaining 50% equity interest in Torrance Valley Pipeline Company LLC (“TVPC”) (the “TVPC Acquisition”). The TVPC Acquisition closed on May 31, 2019 for total consideration of $200,000 in cash, which was financed through proceeds from the 2019 Registered Direct Offering (as defined in Note 9 “Equity” of the Notes to Consolidated Financial Statements) and borrowings under the Partnership’s Revolving Credit Facility (as defined in Note 8 “Debt” of the Notes to Consolidated Financial Statements). As a result of the TVPC Acquisition, the Partnership owns 100% of the equity interest in TVPC.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Acquisition Expenses

PBFX did not incur any acquisition-related costs for the year ended December 31, 2021. Acquisition-related costs were $1,382 for the year ended December 31, 2020, primarily consisting of consulting and legal expenses related to pending and non-consummated acquisitions. Acquisition-related costs were $1,696 for the year ended December 31, 2019, primarily consisting of consulting and legal expenses related to the TVPC Acquisition and other pending and non-consummated acquisitions. These costs are included in “General and administrative expenses” within the Partnership’s consolidated statements of operations.

5. CURRENT EXPECTED CREDIT LOSSES

Credit Losses

The Partnership has exposure to credit losses through its collection of fees charged to customers for terminaling, pipeline, storage and processing services. The Partnership evaluates creditworthiness on an individual customer basis. The Partnership utilizes a financial review model for purposes of evaluating creditworthiness, which is based on information from financial statements and credit reports. The financial review model enables the Partnership to assess the customer’s risk profile and determine credit limits on the basis of their financial strength, including, but not limited to, their liquidity, leverage, debt serviceability, longevity and how they pay their bills. The Partnership may require security in the form of letters of credit or cash payments in advance of product and services delivery for certain customers that are deemed higher risk. Additionally, the Partnership may hold customers’ product in storage at its facilities as collateral and/or deny access to its facilities, as allowable under commercial law or its contractual agreements, should payment not be received.

The Partnership reviews each customer’s credit risk profile at least annually, or more frequently if warranted. Following the widespread market disruption that has resulted from the coronavirus disease 2019 (“COVID-19”) pandemic, including resurgences and variants of the virus and related governmental and consumer responses, the Partnership has been performing ongoing credit reviews of its customers including monitoring for any negative credit events such as customer bankruptcy or insolvency events. Based on its credit assessments, the Partnership may adjust payment terms or limit available trade credit for customers, and customers within certain industries, which are deemed to be at a higher risk.

The Partnership performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of December 31, 2021 or 2020.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2021	December 31, 2020

Land	$114,844	$115,957
Pipelines	346,512	345,328
Terminals and equipment	321,082	319,861
Storage facilities and processing units	202,729	200,662
Construction in progress	2,991	3,761
	988,158	985,569
Accumulated depreciation	(200,820)	(165,395)
Property, plant and equipment, net	$787,338	$820,174

Capitalized interest in connection with construction during 2021 and 2020 was $187 and $710, respectively. Depreciation expense was $37,304, $43,512 and $37,295 for the years ended December 31, 2021, 2020 and 2019, respectively.

On December 30, 2021, the Partnership closed on a third-party sale of real property at the Partnership’s refined product terminals located in and around Philadelphia, Pennsylvania (the “East Coast Terminals”) and recognized a gain of $2,795 on the sale, which is included within “Gain on sale of assets” within the Partnership’s consolidated statements of operations.

In connection with the Partnership’s acquisition of CPI Operations LLC (“CPI”) from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement included an earn-out provision related to an existing commercial agreement (the “CPI Processing Agreement”), based on the future results of certain acquired idled assets, which recommenced operations in October 2019. In the third quarter of 2020, pursuant to the terms of the CPI Processing Agreement, the counterparty exercised its right to terminate the contract at the conclusion of the initial contract year, effective in the fourth quarter of 2020 (the “CPI Contract Termination”). In the third quarter of 2020, as a result of the CPI Contract Termination, the Partnership recorded an impairment charge of $3,000 within the Storage Segment to write-down the related processing unit assets.

7. GOODWILL AND INTANGIBLES

Goodwill

The Partnership performed its annual goodwill impairment assessment as of July 1, 2021 and determined that the carrying value of goodwill was not impaired. As of December 31, 2021, the carrying amount of goodwill was $6,332, all of which was recorded within the Transportation and Terminaling segment.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Intangibles

The Partnership’s net intangibles consisted of the following:

	December 31, 2021	December 31, 2020
Customer contracts	$9,300	$9,300
Customer relationships	5,900	5,900
	15,200	15,200
Accumulated amortization	(12,397)	(11,896)
Total intangibles, net*	$2,803	$3,304
* Intangibles, net are included in “Other non-current assets” within the Partnership’s consolidated balance sheets.

Amortization expense was $501 and $10,195 for the years ended December 31, 2021 and 2020, respectively. The Partnership estimates amortization expense will be $501 for each of the next five years.

In the third quarter of 2020, as a result of the CPI Contract Termination, the Partnership recorded an impairment charge of $4,000 within the Storage Segment to write-down a customer contract intangible asset.

8. DEBT

Revolving Credit Facility

On July 30, 2018, the Partnership entered into an amended and restated revolving credit facility (as amended, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders with a capacity of $500,000.

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

As of December 31, 2021, PBFX had $100,000 of borrowings and $3,508 of letters of credit outstanding under the Revolving Credit Facility.

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

As of December 31, 2021, PBFX had $525,000 of borrowings outstanding under the 2023 Notes.

The 2023 Notes are guaranteed on a senior unsecured basis by Delaware City Logistics Company LLC (“DCLC”), Delaware Pipeline Company LLC (“DPC”), Delaware City Terminaling Company LLC (“DCTC”), Toledo Terminaling Company LLC, PBF Logistics Products Terminals LLC (“PLPT”), PBFX Op Co, TVPC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Rail Logistics Company LLC, Chalmette Logistics Company LLC, Paulsboro Terminaling Company LLC, DCR Storage and Loading Company LLC, CPI and PBFX Ace Holdings LLC (collectively, the “Guarantors” and each a “Guarantor”). In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes, but is not otherwise subject to the covenants of the Indenture. The 2023 Notes are general senior unsecured obligations of the Issuers and are equal in right of payment with all of the Issuers’ existing and future senior indebtedness, including amounts outstanding under the Revolving Credit Facility. The 2023 Notes are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured debt, including the Revolving Credit Facility, to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of the Partnership’s subsidiaries that do not guarantee the 2023 Notes. The 2023 Notes will mature on May 15, 2023. The 2023 Notes will be senior to any future subordinated indebtedness the Issuers may incur. The Partnership pays interest on the 2023 Notes semi-annually in cash in arrears on May 15 and November 15 of each year.

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

Fair Value Measurement

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based on short-term floating market interest rates. The estimated fair value of the 2023 Notes, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $513,661 at December 31, 2021. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the additional 2023 Notes, was $625,000 and $613,661 as of December 31, 2021 and $725,000 and $703,025 as of December 31, 2020, respectively.

Debt Maturities

Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2022	$—
2023	625,000
2024	—
2025	—
2026	—
Thereafter	—
Total debt outstanding	625,000
Unamortized debt issuance costs	(3,383)
Unamortized 2023 Notes premium	927
Net carrying value of debt	$622,544

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

9. EQUITY

PBFX had 32,621,013 outstanding common units held by the public as of December 31, 2021. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 47.9% of PBFX’s limited partner interest as of December 31, 2021.

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

The following table presents changes in PBFX common units outstanding:

	Year Ended December 31,
	2021	2020
Balance at beginning of period	62,364,838	62,130,035
Vesting of phantom units, net of forfeitures	209,806	234,803
Balance at end of period	62,574,644	62,364,838

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

Additionally, 308,427, 325,384 and 292,341 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan (as amended, “LTIP”) vested and were converted into common units held by certain directors, officers and current and former employees of PBFX’s general partner or its affiliates during the years ended December 31, 2021, 2020 and 2019, respectively.

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

The tables below summarize PBFX’s 2021 and 2020 quarterly cash distributions declared:

	2021
	Declaration Date	Record Date	Distribution Date	Quarterly Distribution per Common Unit
First quarter	April 29	May 13	May 27	$0.30
Second quarter	July 29	August 12	August 26	0.30
Third quarter	October 28	November 12	November 30	0.30
Fourth quarter	February 10, 2022	February 24, 2022	March 10, 2022	0.30
Total				$1.20

	2020
	Declaration Date	Record Date	Distribution Date	Quarterly Distribution per Common Unit
First quarter	May 15	May 27	June 17	$0.30
Second quarter	July 31	August 13	August 26	0.30
Third quarter	October 29	November 16	November 30	0.30
Fourth quarter	February 11, 2021	February 25, 2021	March 17, 2021	0.30
Total				$1.20

The quarterly distributions to limited partners for the years ended December 31, 2021 and 2020 are shown in the table below. The Partnership’s distributions are declared subsequent to quarter end; therefore, the table represents total estimated distributions applicable to the period in which the distributions were earned:

	Year Ended December 31,
	2021	2020
Limited partners’ distributions:
Common	$76,065	$75,578
Total distributions	$76,065	$75,578
Total cash distributions (1)	$75,049	$74,828
(1) Excludes phantom unit distributions, which are accrued and paid upon vesting.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

10. UNIT-BASED COMPENSATION

Under PBFX’s LTIP, PBFX issues phantom unit awards to certain directors, officers and seconded employees of PBFX’s general partner or its affiliates and its employees as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common units on that date. The estimated fair value of PBFX’s phantom units is amortized using the straight-line method over the vesting period of four years, subject to acceleration if certain conditions are met.

Unit-based compensation expense related to the Partnership was $5,320, $4,939 and $6,765 for the years ended December 31, 2021, 2020 and 2019, respectively. These expenses are included in “General and administrative expenses” within the Partnership’s consolidated statements of operations.

A summary of PBFX’s unit award activity for the year ended December 31, 2021 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	769,688	$15.29
Granted	344,546	14.50
Vested	(308,427)	17.07
Forfeited	(15,125)	12.81
Nonvested at December 31, 2021	790,682	$14.30

Total unrecognized compensation cost related to PBFX’s nonvested phantom units totaled $4,702 as of December 31, 2021 and will be recognized from 2022 through 2025. The fair value of nonvested phantom units outstanding as of December 31, 2021 totaled $11,307.

The following table shows fair value information related to PBFX’s phantom units for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Weighted-average grant-date fair value per share of phantom units granted	$14.50	$8.14	$21.39
Fair value of phantom units vested (in thousands)	$4,576	$3,187	$6,198

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. Diluted net income per unit excludes the effects of 117,253, 490,262 and 5,500 phantom units because they were anti-dilutive for the years ended December 31, 2021, 2020 and 2019, respectively.

In addition to the common units, PBFX had also identified the IDRs (prior to the IDR Restructuring) as participating securities and used the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period.

Refer to Note 9 “Equity” of the Notes to Consolidated Financial Statements for descriptions of the Partnership’s recent equity activity.

When calculating basic earnings per unit under the two-class method for an MLP, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the limited partners and IDR holder (prior to the IDR Restructuring) for that reporting period.

The following tables show the calculation of net income per limited partner unit:

Year Ended December 31, 2021
Net income attributable to the partners:
Distributions declared	$76,065
Earnings less distributions	77,222
Net income attributable to the partners	$153,287

Weighted-average units outstanding - basic	62,810,703
Weighted-average units outstanding - diluted	62,906,080

Net income per limited partner unit - basic	$2.44
Net income per limited partner unit - diluted	2.44

Year Ended December 31, 2020
Net income attributable to the partners:
Distributions declared	$75,578
Earnings less distributions	71,854
Net income attributable to the partners	$147,432

Weighted-average units outstanding - basic	62,535,964
Weighted-average units outstanding - diluted	62,543,700

Net income per limited partner unit - basic	$2.36
Net income per limited partner unit - diluted	2.36

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

12. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

The DCR Rail Terminal and the DCR West Rack are collocated with PBF Holding’s Delaware City Refinery and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone Act (“CZA”). Therefore, determinations regarding the CZA that impact the Delaware City Refinery may potentially adversely impact the Partnership’s assets even if the Partnership is not directly involved.

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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

On October 19, 2017, the Delaware City Refinery received approval from the DNREC for the construction and operation of the ethanol marketing project to allow for a combined total loading of up to 10,000 barrels per day (“bpd”), on an annual average basis, of ethanol on to marine vessels at the marine piers and the terminal truck loading rack, subject to certain operational and emissions limitations as well as other conditions. On the same date, DCLC received DNREC approval for the construction of (i) four additional loading arms for each of lanes 4, 10 and 11 for purposes of loading ethanol at its truck loading rack and (ii) a vapor vacuum control system for loading lanes connected to the existing vapor recovery unit located at its terminal in Delaware City. This approval is also subject to certain operational and emission limitations as well as other conditions.

During 2018, the U.S. Environmental Protection Agency (“EPA”) conducted certain evaluations of the ambient air in the vicinity of one of PBFX’s terminals. PBFX and the EPA agreed to resolve the EPA’s allegations through execution of an Administrative Consent Order (the “ACO”). The ACO, effective on November 13, 2019, provides for PBFX to make a civil penalty payment of $226, and commit to certain injunctive relief, notably including the installation and operation of a thermal oxidizer to reduce the emissions to the atmosphere of volatile organic compound emissions collected from certain existing tanks. Pursuant to the terms of the ACO, PBFX does not admit the factual or legal allegations, nor any liability for noncompliance as alleged by the EPA. PBFX began the renegotiation of the ACO in December 2020 specifically with regard to provision for the installation and operation of a thermal oxidizer. As PBFX’s terminal no longer inventories the material for which the ACO was written, the ACO should be amended accordingly.

On December 4, 2020, the Pennsylvania Department of Environmental Protection (the “PADEP”) issued a draft Consent Order and Agreement (“CAO”) to PLPT with respect to two alleged violations at the Philadelphia terminal for failure to: 1) test and inspect regulated piping as required in accordance with industry standards; and 2) have a professional engineering certification that all above ground storage tanks meet the applicable performance standards and requirements as a result of an alleged release of oil on January 10, 2019 into the Schuylkill River resulting from a pipe leak that was not contained by emergency containment structure. The draft order included a proposed penalty of $800. On December 15, 2021, the Partnership entered into a final CAO and agreed to pay the $800 penalty. Under the final CAO, the Partnership capped its future liability at $250 if the PADEP were to bring a subsequent enforcement action under the Pennsylvania Clean Streams Law (the “CSL”) for environmental damage allegedly caused by the release of oil from PLPT’s operational violations. Under the final CAO, the Partnership also reserved its rights to challenge any subsequent enforcement action brought by the PADEP under the CSL. On January 13, 2022, the Partnership received from the PADEP, a Consent Assessment of Civil Penalty alleging violations under the CSL of over $1,000. However, because of the final CAO cap, the PADEP’s penalty demand to settle these alleged violations is $250. The Partnership is currently reviewing the alleged violations and settlement offer.

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

PBFX recorded a total liability related to environmental remediation obligations at certain of its assets of $1,695 and $1,760 as of December 31, 2021 and 2020, respectively, related to existing environmental liabilities.

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

During the first quarter of 2019, the Partnership notified certain agencies of an oil sheen present in the Schuylkill River near one of its facilities. Clean-up, identification and mitigation of the source were immediately initiated. The PADEP approved the Site Characterization Report submitted by the Partnership. A Remedial Action Plan was submitted to the PADEP in October 2020. The PADEP approved the Remedial Action Plan in January 2021, and the response activities are substantially complete. Future remediation costs and any potential penalties are currently not expected to be material to the Partnership.

Contingent Consideration

In connection with the Partnership’s acquisition of CPI from Crown Point in October 2018, the purchase and sale agreement between the Partnership and Crown Point included an earn-out provision related to the CPI Processing Agreement, based on the future results of certain acquired idled assets (the “Contingent Consideration”). The Partnership and Crown Point agreed to share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration recorded was $2,932 and $12,120 as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Contingent Consideration is included in “Accrued liabilities” within the Partnership’s consolidated balance sheets.

The Contingent Consideration is categorized in Level 3 of the fair value hierarchy and is estimated based on management’s estimate of the future cash flows associated with the recommenced idled assets. The changes in fair value of the obligation during the years ended December 31, 2021 and 2020 were primarily due to the changes in the estimated future cash flows of the assets, accretion on the discounted liability and settlement payments made by the Partnership.

Pursuant to the terms of the CPI Processing Agreement, the counterparty exercised its right to terminate the contract at the conclusion of the initial contract year, resulting in an adjustment to the fair value of the Contingent Consideration for the year ended December 31, 2020 of $16,429, reflecting the elimination of the estimated earn-out for years two and three of the performance period. Subsequent to the CPI Contract Termination, the counterparty and the Partnership agreed to multiple extension agreements for certain of the originally contracted services on a limited basis through the third quarter of 2021. Following the conclusion of these extension agreements, the Partnership and a new counterparty have entered into a short-term commercial agreement (the “Successor Processing Agreement”) at the restarted processing unit assets. The Successor Processing Agreement runs through February 2022. The operating profits resulting from the Successor Processing Agreement remain subject to the earn-out provision between the Partnership and Crown Point, and any future agreements entered into related to the restarted processing unit assets could result in earn-out obligations for the Partnership during the three-year contractual period, which runs through October 2022.

The following table summarizes the changes in fair value of the Contingent Consideration for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$12,120	$26,086
Accretion on discounted liabilities	—	1,760
Settlements	(12,176)	(1,500)
Unrealized charge (gain) included in earnings	2,988	(14,226)
Balance at end of period	$2,932	$12,120

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
(b)The Amended and Restated Rail Agreements, as amended and effective as of January 1, 2018, include the Amended and Restated Delaware City Rail Terminaling Services Agreement and the Amended and Restated Delaware West Ladder Rack Terminaling Services Agreement, each between DCTC and PBF Holding, with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs. Effective January 1, 2019, the existing Amended and Restated Rail Agreements were further amended for the inclusion of services through certain rail infrastructure at the Partnership’s East Coast storage facility.
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
(e)Subsequent to the Partnership’s acquisition of the Toledo, Ohio refined products terminal assets (the “Toledo Products Terminal”) from Sunoco Logistics Partners L.P., the Toledo Products Terminal was added to the East Coast Terminals Terminaling Services Agreements.
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
(l)The Delaware City Terminaling Services Agreement between DCTC and PBF Holding commenced on January 1, 2022 subsequent to the expiration of the Amended and Restated Rail Agreements and includes additional services provided by PBFX as operator of other rail facilities owned by PBF Holding’s subsidiaries.
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

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

The annual fee under the Omnibus Agreement for the year ended December 31, 2021 was $7,340, inclusive of obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devoted more than 50% of their time to PBFX during the year ended December 31, 2021. PBFX expects to pay an annual fee of $8,275, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to PBFX for the year ending December 31, 2022.

Services Agreement

Additionally, PBFX has entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for the Partnership to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, American Petroleum Institute solids treatment, fire water and compressed air. For the year ended December 31, 2021, PBFX paid an annual fee of $8,683 to PBF Holding pursuant to the Services Agreement and expects to pay the same annual fee to PBF Holding pursuant to the Services Agreement for the year ending December 31, 2022.

The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that the Partnership may terminate any service on 30-days’ notice.

Distributions

In connection with the Partnership’s quarterly distributions, the Partnership distributed $35,944, $42,534 and $61,405 to PBF LLC for the years ended December 31, 2021, 2020 and 2019, respectively. During the five months ended May 31, 2019, TVPC distributed $8,500 to each of its members, which included TVP Holding, a subsidiary of PBF Holding. Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the equity interest in TVPC.

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Year Ended December 31,
	2021	2020	2019
Revenue	$304,100	$289,406	$300,877
Operating and maintenance expenses	8,683	8,683	8,617
General and administrative expenses	7,340	7,592	7,748

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

	Year Ended December 31, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$284,819	$70,716	$—	$355,535
Depreciation and amortization	29,241	8,564	—	37,805
Income (loss) from operations	185,132	28,967	(18,735)	195,364
Other expense	—	—	42,077	42,077
Capital expenditures	8,048	574	—	8,622

	Year Ended December 31, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$271,023	$89,232	$—	$360,255
Depreciation and amortization	28,308	25,399	—	53,707
Income (loss) from operations	169,264	44,822	(18,748)	195,338
Other expense	—	—	47,906	47,906
Capital expenditures	8,334	3,974	—	12,308

	Year Ended December 31, 2019
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$282,745	$57,467	$—	$340,212
Depreciation and amortization	27,826	10,775	—	38,601
Income (loss) from operations	163,036	20,751	(24,515)	159,272
Other expense	—	—	51,103	51,103
Capital expenditures	16,886	14,860	—	31,746

PBF LOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT BARREL, UNIT AND PER UNIT DATA)

	Balance at December 31, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$688,005	$188,393	$24,899	$901,297

	Balance at December 31, 2020
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$715,308	$200,130	$18,114	$933,552

15. SUBSEQUENT EVENTS

Cash distribution

On February 10, 2022, PBF GP’s board of directors announced a cash distribution, based on the results of the fourth quarter of 2021, of $0.30 per unit. The distribution is payable on March 10, 2022 to PBFX unitholders of record at the close of business on February 24, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2021. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has audited the effectiveness of our internal control over financing reporting as of December 31, 2021 and issued an attestation report on that effectiveness, which is presented on page 85 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Meetings of the Board of Directors

During the last fiscal year, the board of directors of our general partner had five meetings, while the audit committee had four meetings and there were no meetings held by the conflicts committee. All directors have access to members of management and a substantial amount of information transfer and informal communication occurs between meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board of directors of our general partner on which the director served. Under our corporate governance guidelines, executive sessions of the non-management directors are held periodically as part of the routine activities and deliberation of the board of directors. The non-management directors determine among themselves who shall preside at such meetings. The non-management directors may request that certain employees and executive officers of our general partner and/or PBF Energy and other advisers and consultants to make presentations or participate in discussions at such meetings. To the extent this group of non-management directors does not also meet the independence standards of the NYSE, the directors who do meet such independence requirements shall also meet in executive sessions at least once a year.

Directors and Executive Officers of PBF Logistics GP, LLC

The following table shows information for the executive officers and directors of our general partner as of February 17, 2022. Directors are elected by the board of directors of our general partner and are appointed for a one-year term and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, retirement, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Some of our directors and all of our executive officers also serve as executive officers of PBF Energy.

	Age
Name	(as of December 31, 2021)	Position with PBF Logistics GP, LLC
Thomas J. Nimbley	70	Chief Executive Officer and Chairman of the Board of Directors
Matthew C. Lucey	48	Executive Vice President and Director
Trecia Canty	52	Senior Vice President, General Counsel and Secretary
C. Erik Young	44	Senior Vice President, Chief Financial Officer and Director
Timothy Paul Davis	59	Assistant Secretary
Michael D. Gayda	67	Director
Bruce A. Jones	68	Director
David Roush	68	Director
Lawrence Ziemba	66	Director

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

Timothy Paul Davis was appointed Assistant Secretary of a subsidiary of our general partner and President, PBF Energy Western Region LLC in September 2017. Mr. Davis joined PBF Energy in April of 2012 and served as head of its commercial operations related to crude oil and refinery feedstock sourcing from May of 2013 to January 2015 and, from January 2015 to September 2015, served as its Co-Head of Commercial and served as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor Inc.’s (“Premcor”) U.S. Midwest clean products disposition group. Mr. Davis has over 30 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil Corporation in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined products, as well as optimization roles within refineries.

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

David Roush was appointed a Director of our general partner in April 2014. The board of directors of our general partner has determined that Mr. Roush is independent and, as a result, Mr. Roush serves on the Audit and Conflicts Committees. Mr. Roush is a licensed CPA and an experienced entrepreneur and financial expert. Mr. Roush is a founder and principal of JDP Holdings, Inc., an investment company which acquires and develops technology companies. He founded JDP Holdings, Inc. in the early part of 2010. Prior to that, Mr. Roush founded Insurance.com, a leading, web-based, auto insurance agency, in 2000 and worked as its Chairman and Chief Executive Officer until February 2009. Mr. Roush has also held various positions at Progressive Insurance and worked as an internal auditor for the Bendix/Allied Signal Corporation. Mr. Roush has over 40 years of accounting and management experience and is a licensed CPA, and, for these reasons, he is a valuable member of the board of directors of our general partner.

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

Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s compensation programs and the key executive compensation decisions that were made for 2021. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2021 were as follows:
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
•Matthew C. Lucey, Executive Vice President and Director
•Trecia Canty, Senior Vice President, General Counsel and Secretary
•Timothy Paul Davis, Assistant Secretary

Overview - Compensation Decisions and Allocation of Compensation Expenses

The board of directors of our general partner does not have a compensation committee. The board of directors of our general partner does not feel that a compensation committee is necessary at this time, primarily because neither our general partner nor the Partnership has a significant amount of direct employees or executive officers to compensate. However, the board of directors believes it is important to promote the interests of the Partnership and the general partner by providing to employees of the Partnership’s affiliates and others who perform services for us or on our behalf incentive compensation awards for their service. Accordingly, pursuant to our partnership agreement, the general partner is allowed to and has adopted the PBF Logistics LP 2014 Long-Term Incentive Plan (as amended, “LTIP”). Due to the fact that several of the members of the board of directors of our general partner perform services on our behalf in their roles as executive officers of PBF Energy, the LTIP is fully administered by the disinterested members of the board of directors. The disinterested members of the board of directors may also delegate to an executive officer of our general partner the authority to issue awards to employees other than Section 16 officers of our general partner.

Under the terms of the Omnibus Agreement, we pay an annual administrative fee to PBF Energy for the provision of general and administrative services. Pursuant to the terms of the Omnibus Agreement, PBF Energy may increase or decrease such administrative fee by a percentage equal to the change in the PPI over the previous 12 calendar months or to reflect any increase in the cost of providing centralized corporate services due to changes in any law, rule or regulation, including any interpretation of such laws, rules or regulations. The annual administrative fee will remain at $6.0 million for the year ending December 31, 2022. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of PBF Energy employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse PBF Energy directly for a proportionate amount of the salary and employee benefits costs of PBF Energy employees who devote more than 50% of their time to our business and affairs.

None of our NEOs devoted more than 50% of their total business time to our business and affairs in 2021. Although our NEOs provide services to both PBF Energy and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us. Instead, the administrative fee covers all centralized services provided to us by PBF Energy, and we have not reimbursed PBF Energy for the cost of such services. Except for awards under the LTIP, which were approved by the independent directors of the board of directors of our general partner, PBF Energy had the ultimate decision-making authority with respect to the compensation of our NEOs.

Compensation Objectives and Philosophy

Overview

Because neither we nor our general partner employ any of our NEOs and because our NEOs are compensated by PBF Energy to manage our business and affairs, we do not provide traditional fixed or discretionary compensation (e.g., salary and bonus) to our NEOs. However, we believe that our NEOs should have an ongoing stake in our success by receiving compensation in the form of long-term incentive awards. Accordingly, our executive compensation program currently consists of a single element: long-term incentives in the form of awards under the LTIP. Our 2021 NEO compensation framework was designed to reward our NEOs for their efforts with respect to our acquisitions, provide retention incentives for our NEOs, and motivate our NEOs to increase the value of our units. Our compensation program is intended to:
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

Our general partner did not engage a compensation consultant in 2021.

Long-Term Incentive Compensation

Awards may be made under the LTIP to officers, directors and employees of subsidiaries of PBF Energy, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. In recognition of the strong performance of our assets and the successful completion of our recent acquisitions and organic growth projects, the Compensation Committee of PBF Energy and the board of directors of our general partner approved grants under the LTIP to our NEOs in 2021. Each of our NEOs received a grant of phantom units that vests ratably over a four-year period, or “service phantom units,” subject to certain accelerated vesting rights. These phantom units are accompanied by distribution equivalent rights (“DERs”) that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. Phantom units motivate our NEOs to attain our long term goals and support our overall business priorities as well as aligning our NEOs interests with those of our unitholders. The grants of service phantom units provide our NEOs with a stake in our performance and align the interests of our NEOs and our unitholders by providing a direct incentive for our NEOs to focus on unitholder value. The LTIP is now administered by the disinterested directors on the board of directors of our general partner.

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

Compensation Consultants

The board of directors of our general partner does not have a compensation committee, and it did not retain a compensation consultant in 2021.

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

2021 Summary Compensation Table

The Summary Compensation Table summarizes the total compensation paid or earned by each of our NEOs.

Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Award	All Other Compensation	Total
		($) (1)	($) (1)	($) (2)	($) (1)	($) (1)	($)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	2021	—	—	290,000	—	—	290,000
	2020	—	—	159,000	—	—	159,000
	2019	—	—	428,000	—	—	428,000
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	2021	—	—	181,250	—	—	181,250
	2020	—	—	99,375	—	—	99,375
	2019	—	—	267,500	—	—	267,500
Matthew C. Lucey, Executive Vice President and Director	2021	—	—	217,500	—	—	217,500
	2020	—	—	119,250	—	—	119,250
	2019	—	—	321,000	—	—	321,000
Trecia Canty, Senior Vice President, General Counsel and Secretary	2021	—	—	181,250	—	—	181,250
	2020	—	—	99,375	—	—	99,375
	2019	—	—	267,500	—	—	267,500
Timothy Paul Davis, Assistant Secretary	2021	—	—	181,250	—	—	181,250
	2020	—	—	99,375	—	—	99,375
	2019	—	—	267,500	—	—	267,500
____________
(1)As noted above, no compensation other than grants of service phantom units under our LTIP is provided to our NEOs.

(2)This column represents the aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”) for financial statement reporting purposes for the phantom units granted under our LTIP. Fair value is calculated using the closing price of our common units on the date of grant. The per unit grant date fair value for the 2021, 2020 and 2019 grants was $14.50, $7.95 and $21.40, respectively. Assumptions used in the calculation of this amount are included in Note 10 “Unit-Based Compensation” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Grants of Plan Based Awards in 2021

The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2021.

Name and Principal Position	Grant Date	Awards: Number of Units (1)	Option Awards: Number of Securities Underlying Option	Exercise or Base Price of Options Awards (Per Share)	Grant Date Fair Value of Units and Option Awards (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	4/26/2021	20,000	—	—	$290,000
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	4/26/2021	12,500	—	—	$181,250
Matthew C. Lucey, Executive Vice President and Director	4/26/2021	15,000	—	—	$217,500
Trecia Canty, Senior Vice President, General Counsel and Secretary	4/26/2021	12,500	—	—	$181,250
Timothy Paul Davis, Assistant Secretary	4/26/2021	12,500	—	—	$181,250
____________
(1)All awards in this column are service phantom units under our LTIP.
(2)The “Grant Date Fair Value of Units and Option Awards” column shows the full grant date fair value of the units granted to our NEOs in 2021, which was determined by multiplying the number of units by $14.50, the closing price of our common units on the grant date. Assumptions used in the calculation of this amount for the 2021 fiscal year are included in Note 10 “Unit-Based Compensation” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Outstanding Equity Awards at December 31, 2021

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2021.

						Unit Awards (1)
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested		Market Value of Units That Have Not Vested (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	4/26/2021	—	—	N/A	N/A	20,000	(3)	$244,000
	10/26/2020	—	—	N/A	N/A	15,000	(4)	$192,000
	4/29/2019	—	—	N/A	N/A	10,000	(5)	$154,650
	5/1/2018	—	—	N/A	N/A	5,000	(6)	$87,275
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	4/26/2021	—	—	N/A	N/A	12,500	(3)	$152,500
	10/26/2020	—	—	N/A	N/A	9,375	(4)	$120,000
	4/29/2019	—	—	N/A	N/A	6,250	(5)	$96,656
	5/1/2018	—	—	N/A	N/A	3,125	(6)	$54,547
Matthew C. Lucey, Executive Vice President and Director	4/26/2021	—	—	N/A	N/A	15,000	(3)	$183,000
	10/26/2020	—	—	N/A	N/A	11,250	(4)	$144,000
	4/29/2019	—	—	N/A	N/A	7,500	(5)	$115,988
	5/1/2018	—	—	N/A	N/A	3,750	(6)	$65,456
Trecia Canty, Senior Vice President, General Counsel and Secretary	4/26/2021	—	—	N/A	N/A	12,500	(3)	$152,500
	10/26/2020	—	—	N/A	N/A	9,375	(4)	$120,000
	4/29/2019	—	—	N/A	N/A	6,250	(5)	$96,656
	5/1/2018	—	—	N/A	N/A	3,125	(6)	$54,547
Timothy Paul Davis, Assistant Secretary	4/26/2021	—	—	N/A	N/A	12,500	(3)	$152,500
	10/26/2020	—	—	N/A	N/A	9,375	(4)	$120,000
	4/29/2019	—	—	N/A	N/A	6,250	(5)	$96,656
	5/1/2018	—	—	N/A	N/A	3,125	(6)	$54,547
____________
(1)All awards in this column are service phantom units granted under our LTIP which vest ratably over a four-year period.
(2)Amounts in this column are based on a fair market value of the phantom units and related DERs based on the NYSE closing price of $11.30 per common unit on December 31, 2021.
(3)The phantom units subject to this award are scheduled to vest in four equal annual installments beginning on April 26, 2022, subject to continued service through each such vesting date.
(4)The phantom units subject to this award are scheduled to vest in three equal annual installments beginning on October 26, 2022, subject to continued service through each such vesting date.
(5)The phantom units subject to this award are scheduled to vest in two equal annual installments beginning on April 29, 2022, subject to continued service through each such vesting date.
(6)The phantom units subject to this award are scheduled to vest on May 1, 2022, subject to continued service through such vesting date.

Option Exercises and Units Vested in 2021

The following table reflects the aggregate value realized by the NEOs for phantom units that vested in 2021. We have not granted any options to purchase our units.

	Unit Awards
Name and Principal Position	Number of Units Acquired on Vesting (1)	Value Realized on Vesting (2)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	20,000	$384,250
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	12,500	$240,156
Matthew C. Lucey, Executive Vice President and Director	15,000	$288,188
Trecia Canty, Senior Vice President, General Counsel and Secretary	12,500	$240,156
Timothy Paul Davis, Assistant Secretary	12,500	$240,156
____________
(1)Reflects the vesting of one-fourth of the service phantom units granted to Messrs. Nimbley, Young, Lucey, Ms. Canty and Mr. Davis in each of October 2020, April 2019, May 2018 and May 2017.
(2)The value realized for the service phantom units was calculated using the closing price of our common units on each vesting date, multiplied by the number of units that vested on such date, plus DERs attributable to such units.

Potential Payments Upon Termination or Change of Control

The following table discloses the estimated payments and benefits that would be provided to each of our NEOs, assuming that each of the triggering events relating to retirement, death, disability, termination of employment or change of control described in the LTIP and the related award agreements took place on December 31, 2021 and their last day of employment with our general partner or its affiliates was December 31, 2021. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our unit price.

Name and Principal Position	Retirement (1)		Death, Disability or Termination of Employment Without Cause or for Good Reason (2)		Other Termination of Employment	Change of Control (3)
Thomas J. Nimbley, Chief Executive Officer and Chairman of the Board of Directors	$677,925	(4)	$677,925	(4)	—	$677,925	(4)
C. Erik Young, Senior Vice President, Chief Financial Officer and Director	—		$423,703	(5)	—	$423,703	(5)
Matthew C. Lucey, Executive Vice President and Director	—		$508,444	(6)	—	$508,444	(6)
Trecia Canty, Senior Vice President, General Counsel and Secretary	—		$423,703	(5)	—	$423,703	(5)
Timothy Paul Davis, Assistant Secretary	$423,703	(5)	$423,703	(5)	—	$423,703	(5)
____________
(1)The agreements evidencing the phantom unit grants to our NEOs provide that in the event of an NEO’s retirement, all of the outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settle in accordance with their terms. As of December 31, 2021, the following NEOs were retirement-eligible, which is defined under the applicable award agreements as the attainment of age 55 and 5 years of service: Thomas J. Nimbley and Timothy Paul Davis. Amounts in this column are based on a fair market value of the phantom units and related DERs based on the NYSE closing price of $11.30 per common unit on December 31, 2021.

(2)The agreements evidencing the phantom unit grants to our NEOs provide that in the event of (i) the NEO’s death or disability, or (ii) the termination of the NEO’s service without cause or by the NEO for good reason, all of the outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settle in accordance with their terms. Disability, without cause, and good reason are defined in the applicable award agreements. Amounts in this column are based on a fair market value of the phantom units and related DERs based on the NYSE closing price of $11.30 per common unit on December 31, 2021.
(3)The agreements evidencing the phantom unit grants to our NEOs provide that in the event of a Change of Control (as defined below), all of the then outstanding phantom units and associated DERs will vest in full (to the extent that such phantom units have not previously been forfeited) and settle in accordance with their terms. Amounts in this column are based on a fair market value of the phantom units and related DERs based on the NYSE closing price of $11.30 per common unit on December 31, 2021.
(4)Consists of the value of 50,000 phantom units and associated DERs.
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

The following table reflects all compensation granted to each non-employee director during 2021.

	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
Name	($)(1)	($)(2)(3)(4)	($)(5)	($)
Michael D. Gayda	51,944	50,011	11,049	113,004
Bruce A. Jones	57,944	50,011	11,049	119,004
David Roush	66,736	50,011	11,049	127,796
Lawrence Ziemba	57,944	50,011	2,452	110,407
____________
(1)The annual cash fees and reimbursement of expenses for non-employee directors’ board of directors and committee service for the period of January 1, 2021 through December 31, 2021.
(2)On April 26, 2021, each of the non-employee directors received a grant of 3,449 phantom units, representing their annual phantom unit award grant of approximately $50,000, based on the closing market price of our common units on the grant date of $14.50.

(3)The table below reflects the total service phantom units outstanding as of the end of the 2021 fiscal year for each non-employee director. No options or other equity-based awards have been granted to the non-employee directors.

Name	Total Service Phantom Units Outstanding
Michael D. Gayda	9,186
Bruce A. Jones	9,186
David Roush	9,186
Lawrence Ziemba	9,242
(4)The grant date fair value is computed in accordance with FASB ASC Topic 718. The values for the phantom unit awards reflect the aggregate grant date fair values of the awards. The phantom units will vest ratably over a four-year period.
(5)Total DERs paid attributable to the phantom units vested for the year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth, as of February 10, 2022, the beneficial ownership of our units held by:
•each person who beneficially owns 5% or more of the outstanding units;
•each director and named executive officer of PBF GP; and
•all directors and officers of PBF GP as a group.

We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a “beneficial owner” of a security if that person has or shares “voting power” that includes the power to vote or to direct the voting of the security, or “investment power” that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 10, 2022, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units that they beneficially own, subject to community property laws where applicable.

The percentage of our units beneficially owned is based on a total of 62,597,855 common units outstanding as of February 10, 2022. The percentage of PBF Energy common stock beneficially owned is based on the shares of Class A common stock and Class B common stock outstanding, with each share of Class B common stock representing the number of PBF LLC Series A units beneficially owned. As of February 10, 2022, 120,338,299 shares of Class A common stock were beneficially owned, as determined in accordance with the rules and regulations of the SEC.

	PBF Logistics LP		PBF Energy Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Thomas J. Nimbley	182,084	0.3%	2,566,385	2.1%
Matthew C. Lucey	81,837	0.1%	905,115	0.8%
Michael D. Gayda	56,192	0.1%	6,538	*
C. Erik Young	44,110	0.1%	797,783	0.7%
Timothy Paul Davis	42,684	0.1%	648,062	0.5%
Trecia Canty	36,273	0.1%	502,746	0.4%
Bruce A. Jones	31,352	0.1%	—	—
David Roush	21,320	*	—	—
Lawrence M. Ziemba	2,547	*	—	—
All directors and executive officers as a group (11 persons)	607,040	1.0%
Other 5% or more unitholders:
PBF Energy Inc. (2)	29,953,631	47.9%
Carlos Slim Helu et. Al (3)	7,295,092	11.7%
Invesco Ltd. (4)	3,500,414	5.6%
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
(3)According to a Schedule 13G/A filed with the SEC on February 14, 2022 by Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (collectively, the “Slim Family”). The members of the Slim Family are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Control Empresarial de Capitales S.A. de C.V., formerly known as Inversora Carso, S.A. de C.V.I (“Control Empresarial”). Control Empresarial, a sociedad anónima de capital variable organized under the laws of the United Mexican States (“Mexico”), is a holding company with portfolio investments in various companies. The Slim Family has an address of Paseo de las Palmas 736, Colonia Lomas de Chapultepec, 11000 Ciudad de México, México and Control Empresarial, Paseo de las Palmas 781, Piso 3, Lomas de Chapultepec, Seccion III, Migual Hidalgo, Ciudad de Mexico, Mexico, 11000. The Schedule 13G/A reports that the Slim Family and Control Empresarial have shared voting and dispositive power with respect to the reported units.
(4)According to a Schedule 13G filed with the SEC on February 16, 2021 by Invesco Ltd., with an address of 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309. The Schedule 13G reports that Invesco Ltd. has sole voting and dispositive power with respect to the reported units.

 Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2021, regarding our general partner’s equity compensation plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (3)
Equity compensation plans approved by security holders	790,682	—	1,102,210
Equity compensation plans not approved by security holders	—	—	—
Total	790,682	—	1,102,210
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Relationships with PBF Energy and PBF LLC

As of February 10, 2022, PBF LLC owned 29,953,631 common units, representing a 47.9% limited partner interest in us and a non-economic general partner interest. Transactions with PBF Energy and its affiliated entities are considered to be related party transactions because PBF Energy and its affiliates owned more than 5% of our equity interests; in addition, PBF Energy’s executive officers serve as executive officers of both PBF Energy and our general partner. Whenever a conflict arises between our general partner or its affiliates on the one hand, and us or our limited partners on the other hand, the resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution or course of action in respect of such conflict of interest is:
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

Procedures for Review and Approval of Transactions with Related Persons

The board of directors of our general partner has adopted a written related party transactions policy to document procedures, pursuant to which “related party transactions” are reviewed or approved. Under Item 404 of Regulation S-K, a “related party transaction” means any transaction or series of transactions in which we are a participant, the amount involved exceeds $120,000, and any related person has a direct or indirect material interest. The policy covers all transactions between us and any related party (including any transactions requiring disclosure under Item 404), other than (1) employment of executive officers if the compensation is disclosed in applicable SEC filings or approved by the independent directors of our general partner; (2) compensation of the directors of our general partner that is disclosed in applicable SEC filings; (3) pro rata payments arising solely from the ownership of our equity securities; (4) certain indebtedness arising from ordinary course transactions or with owners of more than 5% of our common units; (5) transactions where the rates or charges are determined by competitive bids; (6) certain charitable contributions; (7) regulated transactions; and (8) certain financial services. In addition, any transactions between us, any of our subsidiaries or any of our limited partners, on the one hand, and our general partner or any of its affiliates, on the other hand, which has been submitted to the conflicts committee of our general partner for review and approval, shall not constitute a related party transaction under the policy.

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

In connection with our quarterly distributions, we distributed $35.9 million and $42.5 million to PBF LLC for the years ended December 31, 2021 and 2020, respectively.

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

The annual fee under the Omnibus Agreement for the year ended December 31, 2021 was $7.3 million, inclusive of obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devoted more than 50% of their time to us during the year ended December 31, 2021. We expect to pay $8.3 million, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF LLC for certain compensation and benefit costs of employees who devote more than 50% of their time to us for the year ending December 31, 2022.

Services Agreement

Additionally, we entered into the Services Agreement, pursuant to which PBF Holding and its subsidiaries provide us with the personnel necessary for us to perform our obligations under our commercial agreements. We reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to our operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2021, we paid an annual fee of $8.7 million to PBF Holding pursuant to the Services Agreement and expect to pay the same annual fee to PBF Holding pursuant to the Services Agreement for the year ending December 31, 2022.

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

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For fiscal years 2021 and 2020, Deloitte & Touche LLP (PCAOB ID No. 34) (“Deloitte”) incurred $1,226,471 and $1,351,795 of fees and expenses, respectively, by indicated services as follows:
Audit fees paid for the services of Deloitte during fiscal years 2021 and 2020 included services related to the audits of our Consolidated Financial Statements, audit services provided in connection with our regulatory filings and audits of internal control over financial reporting. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2021 and 2020 financial statements regardless of the timing of payment for those fees and expenses.

Tax fees paid for the services of Deloitte during fiscal years 2021 and 2020 included services related to the preparation of IRS Schedule K-1 tax forms and tax-related advisory services.

Audit-related fees paid for the services of Deloitte during fiscal years 2021 and 2020 included services rendered in connection with certain of our SEC filings, offerings and other transactions.

All engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the audit committee of the board of directors of our general partner. During the years ended December 31, 2021 and 2020, all of the services performed for us by Deloitte were pre-approved by the audit committee.

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

3. Exhibits. Filed as part of this Form 10-K are the following exhibits:

EXHIBIT INDEX

Exhibit Number	Description
2.1	Purchase Agreement dated as of January 29, 2016 by and between PBF Logistics Products Terminals LLC and Plains Products Terminals LLC (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 4, 2016).
2.2	Purchase Agreement dated as of April 16, 2018 by and between PBF Logistics Products Terminals LLC and Cummins Terminals, Inc. (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on April 20, 2018).
2.3	Purchase and Sale Agreement dated July 16, 2018, among Crown Point International LLC, as Seller, PBF Logistics LP, as Purchaser and, CPI Operations LLC, for the limited purposes set forth therein (incorporated by reference herein to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (File No. 001-36446) filed on July 20, 2018).
2.4	Equity Restructuring Agreement, dated February 13, 2019, by and among PBF Energy Company LLC, PBF Logistics GP LLC, and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).
3.1	Certificate of Limited Partnership of PBF Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
3.2	Certificate of Formation of PBF Logistics GP LLC (incorporated by reference herein to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-195024) filed on April 3, 2014).
3.3	First Amended and Restated Limited Liability Company Agreement of PBF Logistics GP LLC dated May 14, 2014 (incorporated by reference herein to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).
3.4	Third Amended and Restated Agreement of the Limited Partnership of PBF Logistics LP (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).
4.1	Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).
4.1.1	Supplemental Indenture dated June 19, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1.1 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 22, 2016).
4.2	Form of 6.875% Senior Note (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).

Exhibit Number	Description
4.3	Registration Rights Agreement dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation and the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).
4.4	Second Supplemental Indenture dated as of June 28, 2016, among PBF Logistics Products Terminals LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.2 to the Quarterly Report on form 10-Q for the quarter ended June 30, 2016 (File No. 001-36446) filed on August 4, 2016).
4.5	Third Supplemental Indenture dated as of October 24, 2016, among Torrance Valley Pipeline Company LLC, PBFX Operating Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.8 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 24, 2017).
4.6	Fourth Supplemental Indenture dated as of March 13, 2017, among Paulsboro Natural Gas Pipeline Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).
4.7	Fifth Supplemental Indenture dated October 6, 2017, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36446) filed on October 6, 2017).
4.8	Registration Rights Agreement, dated as of October 6, 2017, among PBF Logistics LP, PBF Logistics Finance Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36446) filed on October 6, 2017).
4.9	Sixth Supplemental Indenture dated as of September 11, 2018, among DCR Storage and Loading LLC, Chalmette Logistics Company LLC, Toledo Rail Logistics Company LLC, Paulsboro Terminaling Company LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36446) filed on October 31, 2018).
4.10	Seventh Supplemental Indenture dated as of October 25, 2018, among CPI Operations LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-36446) filed on May 1, 2019).
4.11	Eighth Supplemental Indenture dated as of March 4, 2020, among PBFX Ace Holdings, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference herein to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-36446) filed on May 15, 2020).
4.12	Description of Registrant’s Securities (as incorporated by reference herein to Exhibit 4.12 to the Annual Report on Form 10-K (File No. 001-36446) filed on February 18, 2021).
10.1	Contribution and Conveyance Agreement by and among PBF Logistics LP, PBF Logistics GP LLC, PBF Energy Inc., PBF Energy Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC and Toledo Refining Company LLC dated as of May 8, 2014 (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).
10.2	Contribution Agreement dated as of September 16, 2014 among PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 19, 2014).

Exhibit Number	Description
10.3	Contribution Agreement dated as of December 2, 2014 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on December 5, 2014).
10.4	Delaware City Rail Terminaling Services Agreement dated as of May 14, 2014 by and between PBF Holding Company LLC and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).
10.5	Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).
10.6	Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on December 16, 2014).
10.7	Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on May 5, 2015).
10.8	Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).
10.9	Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on May 18, 2015).
10.10#	PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-36446) filed on May 14, 2014).
10.11#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-195024), as amended, originally filed on April 22, 2014).
10.12	Form of Indemnification Agreement, dated December 12, 2012, between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (incorporated by reference herein to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on December 18, 2012).
10.13	Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).
10.14	Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).
10.15	Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).
10.16	Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).
10.17	Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).

Exhibit Number	Description
10.18	Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-36446) filed on September 7, 2016).
10.19	Contribution Agreement dated as of February 15, 2017 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).
10.20	Storage Services Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and PBF Holding Company LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).
10.21	Lease Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and Chalmette Refining, L.L.C. (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36446) filed on February 16, 2017).
10.22	Precedent Agreement dated as of February 28, 2017 by Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference herein to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).
10.23	Expansion Rights and Right of First Refusal Agreement dated as of February 28, 2017 among PBF Energy Company LLC, PBF Logistics GP LLC, and PBF Logistics LP (incorporated by reference herein to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36446) filed on May 4, 2017).
10.24	Firm Transportation Service Agreement dated as of August 3, 2017, by and between Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36446) filed on November 2, 2017).
10.25	Amended and Restated Delaware City Rail Terminaling Services Agreement entered into on May 2, 2018, by and between PBF Holding Company LLC and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-36446) filed on May 3, 2018).
10.26	Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement entered into on May 2, 2018, by and between PBF Holding LLC and Delaware City Terminaling Company LLC (incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-36446) filed on May 3, 2018).
10.27	Amended and Restated Revolving Credit Agreement, dated July 30, 2018 among PBF Logistics LP, Wells Fargo Bank, National Association, as administrative agent and the lender syndicate thereto (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on August 2, 2018).
10.28	Fifth Amended and Restated Omnibus Agreement dated as of July 31, 2018, among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36446) filed on October 31, 2018).
10.29	Sixth Amended and Restated Operation and Management Services and Secondment Agreement dated as of July 31, 2018, among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Chalmette Refining, L.L.C., Paulsboro Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP, DCR Storage and Loading LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Paulsboro Terminaling Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Rail Logistics Company LLC, Chalmette Logistics Company LLC and PBFX Operating Company LLC (incorporated by reference herein to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36446) filed on October 31, 2018).

Exhibit Number	Description
10.30	Common Unit Purchase Agreement, dated July 16, 2018, by and among PBF Logistics LP and the purchasers party thereto (incorporated by reference herein to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-36446) filed on July 17, 2018).
10.31	Joinder Agreement dated as of February 11, 2020, among PBFX Ace Holdings LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-36446) filed on May 15, 2020).
10.32	Amendment to Amended and Restated Delaware City Rail Terminaling Services Agreement, dated February 13, 2019, by and between PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).
10.33	Terminaling Services Agreement, dated February 13, 2019, by and between PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36446) filed on February 14, 2019).
10.34	Contribution Agreement dated as of April 24, 2019 by and between PBF Logistics LP and PBF Energy Company LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on April 26, 2019).
10.35#	First Amendment to PBF Logistics LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on April 24, 2019).
21.1*	Subsidiaries of the Registrant.
22.1*	List of Guarantor Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP, dated February 17, 2022.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics GP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in Exhibit 101).
——————
# Represents management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished, not filed.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	February 17, 2022		By:	/s/ Thomas J. Nimbley
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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Chairman of the Board of Directors	February 17, 2022
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer and Director	February 17, 2022
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	February 17, 2022
(John Barone)	(Principal Accounting Officer)

/s/ Matthew C. Lucey	Executive Vice President	February 17, 2022
(Matthew C. Lucey)	and Director

/s/ Michael D. Gayda	Director	February 17, 2022
(Michael D. Gayda)

/s/ Bruce A. Jones	Director	February 17, 2022
(Bruce A. Jones)

/s/ David Roush	Director	February 17, 2022
(David Roush)

/s/ Lawrence Ziemba	Director	February 17, 2022
(Lawrence Ziemba)