Form 10-Q
period 2022-03-31
PBF Logistics LP
filed 2022-04-28
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
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

As of April 22, 2022, there were 62,597,855 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership (“MLP”) formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of March 31, 2022, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.9% limited partner interest in PBFX, with the remaining 52.1% limited partner interest owned by public unitholders as of March 31, 2022.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling, storage and processing assets previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries. As of March 31, 2022, PBF Holding, together with its subsidiaries, owns and operates six oil refineries (two of which are operated as a single unit) and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”) and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•changes in general economic conditions, including market and macro-economic disruptions resulting from pandemics, such as the ongoing coronavirus disease 2019, commonly known as COVID-19, pandemic, including resurgences and variants of the virus, and related governmental and consumer responses thereto;
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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$53,329	$33,904
Accounts receivable - affiliates	51,872	61,724
Accounts receivable	5,041	5,549
Prepaids and other current assets	3,319	3,476
Total current assets	113,561	104,653
Property, plant and equipment, net	779,422	787,338
Goodwill	6,332	6,332
Other non-current assets	3,635	2,974
Total assets	$902,950	$901,297

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$4,399	$4,096
Accounts payable	7,061	5,394
Accrued liabilities	21,666	16,812
Deferred revenue	2,724	2,372
Total current liabilities	35,850	28,674
Long-term debt	597,962	622,544
Other long-term liabilities	2,448	1,383
Total liabilities	636,260	652,601

Commitments and contingencies (Note 9)

Equity:
Common unitholders (62,597,855 and 62,574,644 units issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively)	266,690	248,696
Total equity	266,690	248,696
Total liabilities and equity	$902,950	$901,297

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Affiliate	$75,985	$75,933
Third-party	13,458	11,572
Total revenue	89,443	87,505

Costs and expenses:
Operating and maintenance expenses	29,415	25,048
General and administrative expenses	3,911	4,464
Depreciation and amortization	9,484	9,405
Change in contingent consideration	238	655
Total costs and expenses	43,048	39,572

Income from operations	46,395	47,933

Other expense:
Interest expense, net	(9,713)	(10,287)
Amortization of loan fees and debt premium	(418)	(429)
Accretion on discounted liabilities	(5)	(6)
Net income attributable to PBF Logistics LP unitholders	$36,259	$37,211

Net income per limited partner unit:
Common units - basic	$0.58	$0.59
Common units - diluted	0.58	0.59

Weighted-average limited partner units outstanding:
Common units - basic	62,896,848	62,646,664
Common units - diluted	63,020,348	62,780,594

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$36,259	$37,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,484	9,405
Amortization of loan fees and debt premium	418	429
Accretion on discounted liabilities	5	6
Unit-based compensation expense	654	989
Change in contingent consideration	238	655
Changes in operating assets and liabilities:
Accounts receivable - affiliates	9,852	(5,755)
Accounts receivable	508	7,415
Prepaids and other current assets	157	735
Accounts payable - affiliates	303	701
Accounts payable	1,536	1,423
Accrued liabilities	7,286	1,357
Deferred revenue	352	337
Other assets and liabilities	270	(86)
Net cash provided by operating activities	67,322	54,822

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,433)	(1,254)
Net cash used in investing activities	$(1,433)	$(1,254)

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Distributions to unitholders	$(18,779)	$(18,710)
Repayment of revolving credit facility	(25,000)	(15,000)
Payment of contingent consideration	(2,685)	(12,176)
Net cash used in financing activities	(46,464)	(45,886)

Net change in cash and cash equivalents	19,425	7,682
Cash and cash equivalents, beginning of period	33,904	36,284
Cash and cash equivalents, end of period	$53,329	$43,966

Supplemental disclosure of non-cash investing and financing activities:
Accrued and unpaid capital expenditures	$843	$3,147

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of March 31, 2022, owned 99.2% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.9% limited partner interest in PBFX, with the remaining 52.1% limited partner interest owned by public unitholders as of March 31, 2022.

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

Principles of Combination and Consolidation and Basis of Presentation

In connection with, and subsequent to, PBFX’s initial public offering (“IPO”), the Partnership has acquired certain assets from PBF LLC (collectively referred to as the “Contributed Assets”). Such acquisitions completed subsequent to the IPO were made through a series of dropdown transactions with PBF LLC (collectively referred to as the “Acquisitions from PBF”). The assets, liabilities and results of operations of the Contributed Assets prior to their acquisition by PBFX are collectively referred to as the “Predecessor.” The transactions through which PBFX acquired the Contributed Assets were transfers of assets between entities under common control. The accompanying condensed consolidated financial statements and related notes present solely the consolidated financial position and consolidated financial results of PBFX. Refer to the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) for additional information regarding the Acquisitions from PBF and the agreements that were entered into or amended with related parties in connection with these acquisitions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows of PBFX for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year.

The Predecessor generally did not operate its respective assets for the purpose of generating revenue independent of other PBF Energy businesses prior to the IPO or the effective dates of the Acquisitions from PBF. All intercompany accounts and transactions have been eliminated.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Recently Adopted Accounting Guidance

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this ASU provide optional guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions affected by the expected market transition from London Interbank Offering Rate and other interbank rates. The Partnership’s adoption of this guidance did not have, and is not anticipated to have, a material impact on its condensed consolidated financial statements and related disclosures.

2. REVENUE

Revenue Recognition

In accordance with FASB Accounting Standards Codification “Revenue from Contracts with Customers (Topic 606),” revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which the Partnership expects to be entitled in exchange for those goods or services.

As disclosed in Note 11 “Segment Information” of the Notes to Condensed Consolidated Financial Statements, the Partnership’s business consists of two reportable segments: (i) Transportation and Terminaling and (ii) Storage.

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Three Months Ended March 31,
	2022	2021
Transportation and Terminaling Segment
Terminaling	$35,398	$38,835
Pipeline	22,302	20,574
Other	12,548	12,068
Total	70,248	71,477
Storage Segment
Storage	15,197	13,748
Other	3,998	2,280
Total	19,195	16,028
Total Revenue	$89,443	$87,505

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

MVC Payments to be Received

As of March 31, 2022, MVC payments to be received, based on future performance obligations of the Partnership, related to noncancellable commercial terminaling, pipeline and storage agreements were as follows:

Remainder of 2022	$76,620
2023	94,499
2024	92,505
2025	92,252
2026	—
Thereafter	—
Total MVC payments to be received (1)(2)	$355,876
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

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of March 31, 2022, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component for every asset class.

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

In the normal course of business, the Partnership enters into contracts with PBF Holding and its refineries whereby PBF Holding and its refineries lease certain of the Partnership’s storage, terminaling and pipeline assets. The Partnership believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases range from one to fifteen years. Leases with affiliates represent approximately 90% of the undiscounted contractual future rental income from the Partnership’s leased assets.

The table below quantifies lease revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Affiliate	$41,461	$36,848
Third-party	8,096	7,050
Total lease revenue	$49,557	$43,898

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the periods presented for the Partnership’s operating leases with customers as of March 31, 2022:

Remainder of 2022	$109,661
2023	138,030
2024	136,498
2025	109,816
2026	79,395
Thereafter	54,572
Total undiscounted cash flows to be received	$627,972

Assets Under Lease

The Partnership’s assets that are subject to lease are included in “Property, plant and equipment, net” within the Partnership’s condensed consolidated balance sheets. The table below quantifies, by category within property, plant and equipment, the assets that are subject to lease as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Land	$98,337	$98,337
Pipelines	322,479	322,437
Terminals and equipment	83,490	83,411
Storage facilities and processing units	183,493	183,493
	687,799	687,678
Accumulated depreciation	(140,107)	(133,962)
Net assets subject to lease	$547,692	$553,716

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $2,724 and $2,372 as of March 31, 2022 and December 31, 2021, respectively. Changes in deferred revenue are primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

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

The Partnership performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of March 31, 2022 or December 31, 2021.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Land	$114,844	$114,844
Pipelines	346,554	346,512
Terminals and equipment	321,525	321,082
Storage facilities and processing units	202,729	202,729
Construction in progress	3,576	2,991
	989,228	988,158
Accumulated depreciation	(209,806)	(200,820)
Property, plant and equipment, net	$779,422	$787,338

Depreciation expense was $9,359 and $9,280 for the three months ended March 31, 2022 and 2021, respectively.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

5. INTANGIBLES

The Partnership’s net intangibles consisted of the following:

	March 31, 2022	December 31, 2021
Customer contracts	$9,300	$9,300
Customer relationships	5,900	5,900
	15,200	15,200
Accumulated amortization	(12,522)	(12,397)
Total intangibles, net (1)	$2,678	$2,803
(1) Total intangibles, net are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

Amortization expense was $125 for each of the three month periods ended March 31, 2022 and 2021.

6. DEBT

Total debt was comprised of the following:

	March 31, 2022	December 31, 2021
2023 Notes	$525,000	$525,000
Revolving Credit Facility (1)(2)	75,000	100,000
Total debt outstanding	600,000	625,000
Unamortized debt issuance costs	(2,790)	(3,383)
Unamortized 2023 Notes premium	752	927
Net carrying value of debt	$597,962	$622,544
___________________
(1)As of March 31, 2022, PBFX had $3,508 of outstanding letters of credit and $421,492 available under its $500,000 amended and restated revolving credit facility with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders (as amended, the “Revolving Credit Facility”).
(2)During the three months ended March 31, 2022, PBFX made net repayments of $25,000 under the Revolving Credit Facility.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based on short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $523,017 and $513,661 at March 31, 2022 and December 31, 2021, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was $600,000 and $598,017 as of March 31, 2022, respectively, and $625,000 and $613,661 as of December 31, 2021, respectively.

7. EQUITY

PBFX had 32,644,224 outstanding common units held by the public as of March 31, 2022. PBF LLC owns 29,953,631 PBFX common units constituting an aggregate of 47.9% of PBFX’s limited partner interest as of March 31, 2022.

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

The following table presents changes in PBFX common units outstanding:

	Three Months Ended March 31, 2022
	2022	2021
Balance at beginning of period	62,574,644	62,364,838
Vesting of phantom units, net of forfeitures	23,211	774
Balance at end of period	62,597,855	62,365,612

Additionally, 308,427 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan vested and were converted into common units held by certain directors, officers and current and former employees of our general partner or its affiliates during the year ended December 31, 2021.

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the three months ended March 31, 2022 and 2021:

Common Units
Balance at December 31, 2021	$248,696
Quarterly distributions to unitholders ($0.30 per unit)	(19,000)
Net income attributable to the partners	36,259
Unit-based compensation expense	654
Other	81
Balance at March 31, 2022	$266,690

Common Units
Balance at December 31, 2020	$167,217
Quarterly distributions to unitholders ($0.30 per unit)	(18,926)
Net income attributable to the partners	37,211
Unit-based compensation expense	989
Other	15
Balance at March 31, 2021	$186,506

Cash Distributions

PBFX’s partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the unitholders and general partner will receive.

During the three months ended March 31, 2022, PBFX made distribution payments as follows:

Related Earnings Period:	Q4 2021
Distribution date	March 10, 2022
Record date	February 24, 2022
Per unit	$0.30
To public common unitholders	$9,793
To PBF LLC	$8,986
Total distribution	$18,779

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The quarterly distributions to limited partners for the three months ended March 31, 2022 and 2021 are shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.30 per unit were declared for each of the three-month periods ended March 31, 2022 and 2021); therefore, the table represents total estimated distributions applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2022	2021
Limited partners’ distributions:
Common	$18,986	$18,924
Total distributions	$18,986	$18,924
Total cash distributions (1)	$18,823	$18,755
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

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 1,250 anti-dilutive phantom units for the three months ended March 31, 2022, compared to 200,481 anti-dilutive phantom units for the three months ended March 31, 2021.

The following table shows the calculation of net income per limited partner unit:

	Three Months Ended March 31,
	2022	2021
Net income attributable to the partners:
Distributions declared	$18,986	$18,924
Earnings less distributions	17,273	18,287
Net income attributable to the partners	$36,259	$37,211

Weighted-average units outstanding - basic	62,896,848	62,646,664
Weighted-average units outstanding - diluted	63,020,348	62,780,594

Net income per limited partner unit - basic	$0.58	$0.59
Net income per limited partner unit - diluted	0.58	0.59

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

PBFX recorded a total liability related to environmental remediation obligations at certain of its assets of $1,911 and $1,695 as of March 31, 2022 and December 31, 2021, respectively, related to existing environmental liabilities.

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

Contingent Consideration

In connection with the Partnership’s acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement between the Partnership and Crown Point included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain acquired idled assets (the “Contingent Consideration”). The Partnership and Crown Point agreed to share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration recorded was $485 and $2,932 as of March 31, 2022 and December 31, 2021, respectively. The Contingent Consideration is included in “Accrued liabilities” within the Partnership’s condensed consolidated balance sheets.

The Contingent Consideration is categorized in Level 3 of the fair value hierarchy and is estimated based on management’s estimate of the future cash flows associated with the recommenced idled assets. The changes in fair value of the obligation during the three months ended March 31, 2022 and 2021 were primarily due to the changes in the estimated future cash flows of the assets and settlement payments made by the Partnership. The earn-out provision between the Partnership and Crown Point runs through October 2022.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The following table summarizes the changes in fair value of the Contingent Consideration for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$2,932	$12,120
Settlements	(2,685)	(12,176)
Unrealized charge included in earnings	238	654
Balance at end of period	$485	$598

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

Refer to the 2021 Form 10-K for a more complete description of PBFX’s commercial agreements with PBF Holding, including those identified as leases, which were entered into prior to 2022. No new agreements or amendments were entered into during the three months ended March 31, 2022.

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

Refer to the 2021 Form 10-K for a more complete description of the Omnibus Agreement and the Services Agreement.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended March 31,
	2022	2021
Revenue	$75,985	$75,933
Operating and maintenance expenses	2,171	2,171
General and administrative expenses	1,834	1,768

11. SEGMENT INFORMATION

The Partnership’s operations are comprised of operating segments, which are strategic business units that offer different services in various geographical locations. PBFX has evaluated the performance of each operating segment based on its respective operating income. The operating segments adhere to the accounting polices used for the condensed consolidated financial statements, as described in Note 2 “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

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

	Three Months Ended March 31, 2022
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$70,248	$19,195	$—	$89,443
Depreciation and amortization	7,430	2,054	—	9,484
Income (loss) from operations	42,079	8,227	(3,911)	46,395
Other expense	—	—	10,136	10,136
Capital expenditures	1,302	131	—	1,433

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

	Three Months Ended March 31, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$71,477	$16,028	$—	$87,505
Depreciation and amortization	7,235	2,170	—	9,405
Income (loss) from operations	46,609	5,788	(4,464)	47,933
Other expense	—	—	10,722	10,722
Capital expenditures	1,055	199	—	1,254

	Balance at March 31, 2022
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$665,302	$188,195	$49,453	$902,950

	Balance at December 31, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$688,005	$188,393	$24,899	$901,297

12. SUBSEQUENT EVENTS

Cash Distribution

On April 28, 2022, PBF GP’s board of directors announced a cash distribution, based on the results of the first quarter of 2022, of $0.30 per unit. The distribution is payable on May 26, 2022 to PBFX unitholders of record at the close of business on May 12, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations in our 2021 Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. You should read “Risk Factors” in our 2021 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. In this Item 2, all references to “we,” “us,” “our,” the “Partnership,” “PBFX” or similar terms for periods prior to the effective dates of each of the Acquisitions from PBF (as defined below) refer to the Predecessor. For periods subsequent to the effective dates of each of the Acquisitions from PBF, these terms refer to the Partnership and its subsidiaries.

Overview

We are a fee-based, growth-oriented, Delaware MLP formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of March 31, 2022, owned 99.2% of the total economic interest in PBF LLC. As of March 31, 2022, PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.9% limited partner interest in PBFX, with the remaining 52.1% limited partner interest owned by public unitholders.

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

Refer to our 2021 Form 10-K and Note 10 “Related Party Transactions” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” in this Form 10-Q for a more complete description of our commercial agreements with PBF Holding, including those identified as leases.

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

Refer to our 2021 Form 10-K for a more complete description of the Omnibus Agreement and the Services Agreement.

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

Factors driving the prices of petroleum-based commodities include supply and demand for crude oil, gasoline and other refined products. Supply and demand for these products depend on numerous factors outside of our control, including changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Refer to “Risk Factors” included in “Item 1A.” of our 2021 Form 10-K.

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

Third-Party Business. As of March 31, 2022, PBF Holding accounts for a substantial majority of our revenue and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Holding’s refineries. We continue to explore further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to explore expanding our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

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

Combined Overview. The following tables summarize our results of operations and financial data for the three months ended March 31, 2022 and 2021. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenue:
Affiliate	$75,985	$75,933
Third-party	13,458	11,572
Total revenue	89,443	87,505

Costs and expenses:
Operating and maintenance expenses	29,415	25,048
General and administrative expenses	3,911	4,464
Depreciation and amortization	9,484	9,405
Change in contingent consideration	238	655
Total costs and expenses	43,048	39,572

Income from operations	46,395	47,933

Other expense:
Interest expense, net	(9,713)	(10,287)
Amortization of loan fees and debt premium	(418)	(429)
Accretion on discounted liabilities	(5)	(6)
Net income attributable to PBF Logistics LP unitholders	$36,259	$37,211

Other data:
EBITDA attributable to PBFX	$55,862	$57,923
Adjusted EBITDA	56,581	58,996
Distributable cash flow	45,700	48,178
Capital expenditures	1,433	1,254

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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income	$36,259	$37,211
Interest expense, net	9,713	10,287
Amortization of loan fees and debt premium	418	429
Accretion on discounted liabilities	5	6
Change in contingent consideration	238	655
Depreciation and amortization	9,484	9,405
EBITDA	56,117	57,993
Less: Earnings attributable to the CPI earn-out	255	70
EBITDA attributable to PBFX	55,862	57,923
Non-cash unit-based compensation expense	654	989
Cash interest	(9,756)	(10,346)
Maintenance capital expenditures	(1,060)	(388)
Distributable cash flow	$45,700	$48,178

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, which is the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$67,322	$54,822
Change in operating assets and liabilities	(20,264)	(6,127)
Interest expense, net	9,713	10,287
Non-cash unit-based compensation expense	(654)	(989)
EBITDA	56,117	57,993
Less: Earnings attributable to the CPI earn-out	255	70
EBITDA attributable to PBFX	55,862	57,923
Non-cash unit-based compensation expense	654	989
Cash interest	(9,756)	(10,346)
Maintenance capital expenditures	(1,060)	(388)
Distributable cash flow	$45,700	$48,178

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income	$36,259	$37,211
Interest expense, net	9,713	10,287
Amortization of loan fees and debt premium	418	429
Accretion on discounted liabilities	5	6
Change in contingent consideration	238	655
Depreciation and amortization	9,484	9,405
EBITDA	56,117	57,993
Less: Earnings attributable to the CPI earn-out	255	70
EBITDA attributable to PBFX	55,862	57,923
Non-cash unit-based compensation expense	654	989
East Coast Terminals environmental remediation costs	65	84
Adjusted EBITDA	$56,581	$58,996

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Summary

Our net income for the three months ended March 31, 2022 decreased by approximately $1.0 million to $36.3 million from $37.2 million for the three months ended March 31, 2021. The decrease in net income was primarily due to the following:
•an increase in operating and maintenance expenses of approximately $4.4 million, or 17.4%, as a result of higher utilities costs due to increased energy rates and usage, higher additive costs and higher outside services and other fees coinciding with increased throughput at certain of our assets;
offset by the following:
•an increase in total revenue of approximately $1.9 million, or 2.2%, primarily attributable to inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”), higher revenues at our East Coast storage facility related to increased affiliate activity, as well as the implementation of an MVC under a third-party customer contract, higher pass-through utilities costs, and increased throughput at certain of our assets, offset by the commencement of a new commercial agreement with a reduced MVC at our Delaware City rail facility;
•a decrease in general and administrative expenses of approximately $0.6 million, or 12.4%, due to decreased unit-based compensation expense;
•a decrease in other expenses of approximately $0.6 million, or 5.5%, primarily related to a decrease in interest expense as a result of lower borrowings under our Revolving Credit Facility; and
•a decrease in change in contingent consideration of approximately $0.4 million, or 63.7%, due to lower current period adjustments to management’s estimates regarding the underlying earn-out provision.

Depreciation and amortization was relatively consistent during the comparative periods with no significant fluctuation activity.

EBITDA attributable to PBFX for the three months ended March 31, 2022 decreased by approximately $2.1 million to $55.9 million from $57.9 million for the three months ended March 31, 2021 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the three months ended March 31, 2022 decreased by approximately $2.4 million to $56.6 million from $59.0 million for the three months ended March 31, 2021 due to the factors noted above, excluding the impact of unit-based compensation and certain environmental remediation costs.

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

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$63,484	$65,592
Third-party	6,764	5,885
Total revenue	70,248	71,477

Costs and expenses:
Operating and maintenance expenses	20,739	17,633
Depreciation and amortization	7,430	7,235
Total costs and expenses	28,169	24,868
Transportation and Terminaling Segment Operating Income	$42,079	$46,609

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd)(1)	236,692	219,870
Lease tank capacity (average lease capacity barrels per month)(2)	2,441,528	2,490,334
Pipelines
Total throughput (bpd)(1)	171,344	153,463
Lease tank capacity (average lease capacity barrels per month)(2)	1,201,276	1,033,760
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(2) Lease capacity is based on tanks in service and average lease capacity available during the period.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Our Transportation and Terminaling operating income for the three months ended March 31, 2022 decreased by approximately $4.5 million to $42.1 million from $46.6 million for the three months ended March 31, 2021. The decrease in operating income was primarily due to the following:
•an increase in operating and maintenance expenses of approximately $3.1 million, or 17.6%, as a result of higher utilities costs due to increased energy rates and usage, higher additive costs and higher outside services and other fees coinciding with increased throughput at certain of our assets;
•a decrease in total revenue of approximately $1.2 million, or 1.7%, primarily attributable to the commencement of a new commercial agreement with a reduced MVC at our Delaware City rail facility, offset by the Inflation Rate Increase, higher pass-through utilities costs and increased throughput at certain of our assets; and
•an increase in depreciation and amortization of approximately $0.2 million, or 2.7%, related to the timing of assets being placed in service.

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
(in thousands, except for storage capacity reserved and total throughput)
Revenue:
Affiliate	$12,501	$10,341
Third-party	6,694	5,687
Total revenue	19,195	16,028

Costs and expenses:
Operating and maintenance expenses	8,676	7,415
Depreciation and amortization	2,054	2,170
Change in contingent consideration	238	655
Total costs and expenses	10,968	10,240
Storage Segment Operating Income	$8,227	$5,788

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)(1)	7,901,226	7,605,161
Total throughput (bpd)(2)	9,619	7,873
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.
(2) Calculated as the sum of the average throughput per day for each asset group for the period presented.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Our Storage operating income for the three months ended March 31, 2022 increased by approximately $2.4 million to $8.2 million from $5.8 million for the three months ended March 31, 2021. The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $3.2 million, or 19.8%, primarily attributable to the Inflation Rate Increase and higher revenues at our East Coast storage facility related to increased affiliate activity, as well as the implementation of an MVC under a third-party customer contract;
•a decrease in change in contingent consideration of approximately $0.4 million, or 63.7%, due to lower current period adjustments to management’s estimates regarding the underlying earn-out provision; and
•a decrease in depreciation and amortization of approximately $0.1 million, or 5.3%, related to the timing of assets being placed in service;
offset by the following:
•an increase in operating and maintenance expenses of approximately $1.3 million, or 17.0%, due to higher utilities costs due to increased energy rates and usage.

Liquidity and Capital Resources

We expect our ongoing sources of liquidity to include cash generated from operations (including proceeds from our commercial agreements with PBF Holding), borrowings under our Revolving Credit Facility and issuances of additional debt and equity securities as appropriate given market conditions. We believe our balances of cash, cash equivalents, cash generated from operations, borrowings under the Revolving Credit Facility and potential issuances of debt and equity securities will be sufficient to satisfy cash requirements over the next twelve months and beyond.

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

We have paid, and intend to continue to pay, at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $19.0 million per quarter or approximately $76.0 million on an annualized basis, based on the number of common units outstanding as of March 31, 2022.

As of March 31, 2022, we had approximately $474.8 million of liquidity, including approximately $53.3 million in cash and cash equivalents, and access to approximately $421.5 million under our Revolving Credit Facility.

During the three months ended March 31, 2022, we made cash distribution payments as follows (in thousands, except per unit data):

Related Earnings Period:	Q4 2021
Distribution date	March 10, 2022
Record date	February 24, 2022
Per unit	$0.30
To public common unitholders	$9,793
To PBF LLC	$8,986
Total distribution	$18,779

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and secured by a first priority lien on our assets and those of our restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. We are in compliance with the covenants under the Revolving Credit Facility as of March 31, 2022.

During the three months ended March 31, 2022, we made net repayments of $25.0 million under the Revolving Credit Facility.

Our 6.875% Senior Notes due 2023 (the “2023 Notes”) have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15, 2023. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of March 31, 2022, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$67,322	$54,822
Net cash used in investing activities	(1,433)	(1,254)
Net cash used in financing activities	(46,464)	(45,886)
Net change in cash and cash equivalents	$19,425	$7,682

Cash Flows from Operating Activities

Net cash provided by operating activities increased by approximately $12.5 million to $67.3 million for the three months ended March 31, 2022 compared to $54.8 million for the three months ended March 31, 2021. The increase in net cash provided by operating activities was primarily the result of an increase in the net changes in operating assets and liabilities of approximately $14.1 million primarily driven by the timing of collection of accounts receivables and liability payments, offset by a net decrease in non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium, accretion on discounted liabilities, unit-based compensation and change in contingent consideration of approximately $0.7 million and a decrease in net income of approximately $1.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities increased by approximately $0.2 million to $1.4 million for the three months ended March 31, 2022 compared to $1.3 million for the three months ended March 31, 2021. The increase in net cash used in investing activities was due to an increase in capital expenditures of approximately $0.2 million resulting from the timing of capital projects.

Cash Flows from Financing Activities

Net cash used in financing activities increased by approximately $0.6 million to $46.5 million for the three months ended March 31, 2022 compared to $45.9 million for the three months ended March 31, 2021. Net cash used in financing activities for the three months ended March 31, 2022 consisted of net repayments of $25.0 million under our Revolving Credit Facility, distributions to unitholders of $18.8 million and a $2.7 million payment of contingent consideration. Net cash used in financing activities for the three months ended March 31, 2021 consisted of distributions to unitholders of $18.7 million, net repayments of $15.0 million under our Revolving Credit Facility and a $12.2 million payment of contingent consideration.

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

Capital expenditures for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Expansion	$184	$555
Maintenance	1,060	388
Regulatory	189	311
Total capital expenditures	$1,433	$1,254

We currently expect to spend approximately $18.0 million to $23.0 million for the remainder of 2022 for capital expenditures. Of the total expected remaining capital expenditures, approximately $10.0 million to $14.0 million relate to maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our forecasted capital expenditures for the remainder of 2022. We may rely on external sources including incremental borrowings under the Revolving Credit Facility and issuances of equity and debt securities to fund any significant future expansion.

Material Cash Requirements

With the exception of activity under the Revolving Credit Facility, there have been no significant changes in our material cash requirements (including known contractual and other obligations) since those reported in our 2021 Form 10-K. Refer to Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding our debt obligations.

Other

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities, other than outstanding letters of credit in the amount of $3.5 million.

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

As of March 31, 2022, we have recorded a total liability related to environmental remediation costs of $1.9 million related to existing environmental liabilities. Refer to Note 9 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to restrictions included in the indenture. Refer to PBF LLC’s condensed consolidated financial statements, which are included in the combined Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed by PBF LLC and PBF Energy.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, through the operations of our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three months ended March 31, 2022, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances or settle through cash payments.

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At March 31, 2022, we had $75.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $3.9 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

We continually monitor our market risk exposure, particularly in times of elevated volatility in the financial markets. In response to adverse market conditions, we can take steps to mitigate potential adverse impacts on our business and operations by limiting capital expenditures, reducing discretionary activities and third-party services and lowering our quarterly distribution to, or maintaining our quarterly distribution at, our minimum quarterly distribution of $0.30 per unit. Such measures can serve to build our cash flow coverage, de-lever our business and increase our financial resources, while allowing us to continue to identify potential organic growth projects or strategic acquisitions. In addition, our parent sponsor and largest customer, PBF Energy, can take steps to preserve its liquidity and solidify its operations under adverse market conditions by reducing the amount of crude oil processed at its refineries and temporarily idling various units at certain refineries. When adverse market conditions arise, we are unable to predict the ultimate outcome of the economic impact of such conditions and can provide no assurance that measures taken to mitigate potential adverse impacts will be effective.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On December 4, 2020, the Pennsylvania Department of Environmental Protection (the “PADEP”) issued a draft Consent Order and Agreement (“CAO”) to the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), with respect to two alleged violations at the Philadelphia terminal for failure to: 1) test and inspect regulated piping as required in accordance with industry standards; and 2) have a professional engineering certification that all above ground storage tanks meet the applicable performance standards and requirements as a result of an alleged release of oil on January 10, 2019 into the Schuylkill River resulting from a pipe leak that was not contained by emergency containment structure. The draft order included a proposed penalty of $0.8 million. On December 15, 2021, the Partnership entered into a final CAO and agreed to pay the $0.8 million penalty. Under the final CAO, the Partnership capped its future liability at $0.3 million if the PADEP were to bring a subsequent enforcement action under the Clean Streams Law (the “CSL”) for environmental damage allegedly caused by the release of oil from PLPT’s operational violations. Under the final CAO, the Partnership also reserved its rights to challenge any subsequent enforcement action brought by the PADEP under the CSL. On January 13, 2022, the Partnership received from the PADEP, a Consent Assessment of Civil Penalty alleging violations under the CSL of over $1.0 million. However, because of the final CAO cap, the PADEP’s penalty demand to settle these alleged violations is $0.3 million. On April 13, 2022, the Partnership entered into the final CAO and agreed to pay the $0.3 million penalty.

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2021 Form 10-K.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-Q, and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
22.1*	List of Guarantor Subsidiaries.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted as Inline XBRL (included in Exhibit 101).
——————
* Filed herewith.
** This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	April 28, 2022		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)