Form 10-Q
period 2022-06-30
PBF Logistics LP
filed 2022-07-28
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
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

As of July 22, 2022, there were 62,740,190 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership (“MLP”) formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of June 30, 2022, owned 99.3% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.7% limited partner interest in PBFX, with the remaining 52.3% limited partner interest owned by public unitholders as of June 30, 2022.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling, storage and processing assets previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries. As of June 30, 2022, PBF Holding, together with its subsidiaries, owns and operates six oil refineries (two of which are operated as a single unit) and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”) and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•the risk that the Merger Transaction (as defined in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q) is not consummated during the expected time frame, or at all;
•failure of closing conditions, delays in the consummation of the Merger Transaction and changes to business plans, as circumstances warrant, and other factors, many of which are difficult to control or predict, that could affect PBF Energy’s or our ability to consummate the Merger Transaction;
•the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement (as defined in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q) and failure to consummate the Merger Transaction;
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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$30,698	$33,904
Accounts receivable - affiliates	47,331	61,724
Accounts receivable	5,400	5,549
Prepaids and other current assets	1,981	3,476
Total current assets	85,410	104,653
Property, plant and equipment, net	771,721	787,338
Goodwill	6,332	6,332
Other non-current assets	3,489	2,974
Total assets	$866,952	$901,297

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$4,486	$4,096
Accounts payable	3,517	5,394
Accrued liabilities	12,238	16,812
Deferred revenue	2,465	2,372
Total current liabilities	22,706	28,674
Long-term debt	553,377	622,544
Other long-term liabilities	2,445	1,383
Total liabilities	578,528	652,601

Commitments and contingencies (Note 9)

Equity:
Common unitholders (62,732,078 and 62,574,644 units issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively)	288,424	248,696
Total equity	288,424	248,696
Total liabilities and equity	$866,952	$901,297

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Affiliate	$79,624	$75,107	$155,609	$151,040
Third-party	13,742	14,731	27,200	26,303
Total revenue	93,366	89,838	182,809	177,343

Costs and expenses:
Operating and maintenance expenses	28,191	25,447	57,606	50,495
General and administrative expenses	6,682	6,226	10,593	10,690
Depreciation and amortization	9,146	9,276	18,630	18,681
Change in contingent consideration	—	1,149	238	1,804
Total costs and expenses	44,019	42,098	87,067	81,670

Income from operations	49,347	47,740	95,742	95,673

Other expense:
Interest expense, net	(9,706)	(10,212)	(19,419)	(20,499)
Amortization of loan fees and debt premium	(415)	(426)	(833)	(855)
Accretion on discounted liabilities	(5)	(6)	(10)	(12)
Net income attributable to PBF Logistics LP unitholders	$39,221	$37,096	$75,480	$74,307

Net income per limited partner unit:
Common units - basic	$0.62	$0.59	$1.20	$1.18
Common units - diluted	0.62	0.59	1.20	1.18

Weighted-average limited partner units outstanding:
Common units - basic	63,050,107	62,785,212	63,000,110	62,737,272
Common units - diluted	63,205,739	62,982,884	63,078,204	62,859,734

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$75,480	$74,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,630	18,681
Amortization of loan fees and debt premium	833	855
Accretion on discounted liabilities	10	12
Unit-based compensation expense	3,478	3,823
Change in contingent consideration	238	1,804
Changes in operating assets and liabilities:
Accounts receivable - affiliates	14,393	(7,073)
Accounts receivable	149	6,235
Prepaids and other current assets	1,495	(1,560)
Accounts payable - affiliates	390	584
Accounts payable	(1,625)	95
Accrued liabilities	(2,391)	(7,760)
Deferred revenue	93	449
Other assets and liabilities	299	(167)
Net cash provided by operating activities	111,472	90,285

Cash flows from investing activities:
Expenditures for property, plant and equipment	(3,138)	(3,509)
Net cash used in investing activities	$(3,138)	$(3,509)

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Distributions to unitholders	$(37,598)	$(37,462)
Repayment of revolving credit facility	(70,000)	(40,000)
Payment of contingent consideration	(2,685)	(12,176)
Deferred financing costs and other	(1,257)	(1,012)
Net cash used in financing activities	(111,540)	(90,650)

Net change in cash and cash equivalents	(3,206)	(3,874)
Cash and cash equivalents, beginning of period	33,904	36,284
Cash and cash equivalents, end of period	$30,698	$32,410

Supplemental disclosure of non-cash investing and financing activities:
Accrued and unpaid capital expenditures	$457	$2,554
Contribution of net assets from PBF LLC	—	316

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of June 30, 2022, owned 99.3% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.7% limited partner interest in PBFX, with the remaining 52.3% limited partner interest owned by public unitholders as of June 30, 2022.

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

Pending Merger with PBF Energy

On July 27, 2022, the Partnership entered into a definitive merger agreement with PBF Energy and its subsidiaries, PBF LLC, Riverlands Merger Sub LLC, and PBFX Holdings Inc., and our general partner (the “Merger Agreement”), pursuant to which PBF Energy will acquire all of the publicly held common units representing limited partner interests in the Partnership not already owned by PBF Energy and its subsidiaries on the closing date of the transaction (the “Merger Transaction”). The Merger Agreement provides that each outstanding common unit of the Partnership held by an unaffiliated common unitholder will receive 0.270 shares of PBF Energy Class A common stock, par value $0.001 per share (“PBF Energy Class A common stock”), and $9.25 in cash, without interest. The Merger Agreement also provides that our general partner shall consider and, if appropriate, shall approve and declare and cause the Partnership to pay, in accordance with past practice for each completed fiscal quarter ending prior to the closing date, a cash distribution to holders of PBFX’s common units in an amount not less than $0.30 per common unit. The merger is expected to close in the fourth quarter of 2022, subject to customary closing conditions.

PBF Energy and PBF LLC, a subsidiary of PBF Energy that owns approximately 47.7% of PBFX’s common units, has entered into a voting and support agreement with PBFX committing to vote Partnership common units beneficially owned by PBF Energy and PBF LLC in favor of the Merger Transaction.

The terms of the Merger Transaction were unanimously approved by the Board of Directors of our general partner based on the unanimous approval and recommendation of its conflicts committee, comprised entirely of independent directors.

Upon closing, the Partnership will become an indirect wholly-owned subsidiary of PBF Energy, and the PBFX common units will cease to be listed on the NYSE and will be subsequently deregistered under the Exchange Act.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows of PBFX for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Transportation and Terminaling Segment
Terminaling	$37,068	$38,386	$72,466	$77,221
Pipeline	21,404	21,113	43,706	41,687
Other	12,246	11,209	24,794	23,277
Total	70,718	70,708	140,966	142,185
Storage Segment
Storage	18,520	14,145	33,717	27,893
Other	4,128	4,985	8,126	7,265
Total	22,648	19,130	41,843	35,158
Total Revenue	$93,366	$89,838	$182,809	$177,343

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

MVC Payments to be Received

As of June 30, 2022, MVC payments to be received, based on future performance obligations of the Partnership, related to noncancellable commercial terminaling, pipeline and storage agreements were as follows:

Remainder of 2022	$51,800
2023	94,590
2024	92,505
2025	92,253
2026	—
Thereafter	—
Total MVC payments to be received (1)(2)	$331,148
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

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of June 30, 2022, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component for every asset class.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The table below quantifies lease revenue for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Affiliate	$44,695	$37,122	$86,156	$73,970
Third-party	8,289	9,745	16,385	16,795
Total lease revenue	$52,984	$46,867	$102,541	$90,765

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the periods presented for the Partnership’s operating leases with customers as of June 30, 2022:

Remainder of 2022	$72,027
2023	138,453
2024	136,498
2025	109,816
2026	79,395
Thereafter	53,313
Total undiscounted cash flows to be received	$589,502

Assets Under Lease

The Partnership’s assets that are subject to lease are included in “Property, plant and equipment, net” within the Partnership’s condensed consolidated balance sheets. The table below quantifies, by category within property, plant and equipment, the assets that are subject to lease as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Land	$98,337	$98,337
Pipelines	322,758	322,437
Terminals and equipment	83,783	83,411
Storage facilities and processing units	183,588	183,493
	688,466	687,678
Accumulated depreciation	(146,209)	(133,962)
Net assets subject to lease	$542,257	$553,716

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $2,465 and $2,372 as of June 30, 2022 and December 31, 2021, respectively. Changes in deferred revenue are primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

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

The Partnership performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of June 30, 2022 or December 31, 2021.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Land	$114,844	$114,844
Pipelines	346,833	346,512
Terminals and equipment	324,139	321,082
Storage facilities and processing units	202,727	202,729
Construction in progress	1,970	2,991
	990,513	988,158
Accumulated depreciation	(218,792)	(200,820)
Property, plant and equipment, net	$771,721	$787,338

Depreciation expense was $18,380 and $18,431 for the six months ended June 30, 2022 and 2021, respectively.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

5. INTANGIBLES

The Partnership’s net intangibles consisted of the following:

	June 30, 2022	December 31, 2021
Customer contracts	$9,300	$9,300
Customer relationships	5,900	5,900
	15,200	15,200
Accumulated amortization	(12,647)	(12,397)
Total intangibles, net (1)	$2,553	$2,803
(1) Total intangibles, net are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

Amortization expense was $250 for each of the six month periods ended June 30, 2022 and 2021.

6. DEBT

Total debt was comprised of the following:

	June 30, 2022	December 31, 2021
2023 Notes (1)	$525,000	$525,000
Revolving Credit Facility (2)(3)	30,000	100,000
Total debt outstanding	555,000	625,000
Unamortized debt issuance costs	(2,197)	(3,383)
Unamortized 2023 Notes premium	574	927
Net carrying value of debt	$553,377	$622,544
___________________
(1)The 2023 Notes (as defined below) are due May 2023 and are included in Long-term debt as of June 30, 2022 as the Partnership has the ability and intent to refinance this debt through availability under other credit facilities, including credit facilities of the Partnership’s parent sponsor, PBF Energy, in the event the debt is not renewed at maturity.
(2)As of June 30, 2022, PBFX had $3,508 of outstanding letters of credit and $466,492 available under its $500,000 amended and restated revolving credit facility with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders (as amended, the “Revolving Credit Facility”).
(3)During the six months ended June 30, 2022, PBFX made net repayments of $70,000 under the Revolving Credit Facility.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based on short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $516,925 and $513,661 at June 30, 2022 and December 31, 2021, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was $555,000 and $546,925 as of June 30, 2022, respectively, and $625,000 and $613,661 as of December 31, 2021, respectively.

7. EQUITY

PBFX had 32,778,447 outstanding common units held by the public as of June 30, 2022. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.7% of PBFX’s limited partner interest as of June 30, 2022.

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

The following table presents changes in PBFX common units outstanding:

	Three Months Ended June 30,
	2022	2021
Balance at beginning of period	62,597,855	62,365,612
Vesting of phantom units, net of forfeitures	134,223	144,764
Balance at end of period	62,732,078	62,510,376

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	62,574,644	62,364,838
Vesting of phantom units, net of forfeitures	157,434	145,538
Balance at end of period	62,732,078	62,510,376

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the six months ended June 30, 2022 and 2021:

Common Units
Balance at December 31, 2021	$248,696
Quarterly distributions to unitholders ($0.30 per unit)	(19,000)
Net income attributable to the partners	36,259
Unit-based compensation expense	654
Other	81
Balance at March 31, 2022	$266,690
Quarterly distributions to unitholders ($0.30 per unit)	(19,054)
Net income attributable to the partners	39,221
Unit-based compensation expense	2,824
Other	(1,257)
Balance at June 30, 2022	$288,424

Common Units
Balance at December 31, 2020	$167,217
Quarterly distributions to unitholders ($0.30 per unit)	(18,926)
Net income attributable to the partners	37,211
Unit-based compensation expense	989
Other	15
Balance at March 31, 2021	$186,506
Quarterly distributions to unitholders ($0.30 per unit)	(19,023)
Net income attributable to the partners	37,096
Unit-based compensation expense	2,834
Other	(696)
Balance at June 30, 2021	$206,717

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Cash Distributions

PBFX’s partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the unitholders and general partner will receive.

During the six months ended June 30, 2022, PBFX made distribution payments as follows:

Related Earnings Period:	Q4 2021	Q1 2022
Distribution date	March 10, 2022	May 26, 2022
Record date	February 24, 2022	May 12, 2022
Per unit	$0.30	$0.30
To public common unitholders	$9,793	$9,833
To PBF LLC	$8,986	$8,986
Total distribution	$18,779	$18,819

The quarterly distributions to limited partners for the three and six months ended June 30, 2022 and 2021 are shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.30 per unit were declared for each of the three-month periods ended June 30, 2022 and 2021 and distributions of $0.30 per unit were declared for each of the three-month periods ended March 31, 2022 and 2021); therefore, the table represents total estimated distributions applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Limited partners’ distributions:
Common	$19,093	$19,021	$38,186	$37,945
Total distributions	$19,093	$19,021	$38,186	$37,945
Total cash distributions (1)	$18,821	$18,754	$37,640	$37,506
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

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 40,378 and 392,506 anti-dilutive phantom units for the three and six months ended June 30, 2022, compared to 119,128 and 317,628 anti-dilutive phantom units for the three and six months ended June 30, 2021.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

The following table shows the calculation of net income per limited partner unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to the partners:
Distributions declared	$19,093	$19,021	$38,186	$37,945
Earnings less distributions	20,128	18,075	37,294	36,362
Net income attributable to the partners	$39,221	$37,096	$75,480	$74,307

Weighted-average units outstanding - basic	63,050,107	62,785,212	63,000,110	62,737,272
Weighted-average units outstanding - diluted	63,205,739	62,982,884	63,078,204	62,859,734

Net income per limited partner unit - basic	$0.62	$0.59	$1.20	$1.18
Net income per limited partner unit - diluted	0.62	0.59	1.20	1.18

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

PBFX recorded a total liability related to environmental remediation obligations at certain of its assets of $1,863 and $1,695 as of June 30, 2022 and December 31, 2021, respectively, related to existing environmental liabilities.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Contingent Consideration

In connection with the Partnership’s acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement between the Partnership and Crown Point included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain acquired idled assets (the “Contingent Consideration”). The Partnership and Crown Point agreed to share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration recorded was $485 and $2,932 as of June 30, 2022 and December 31, 2021, respectively. The Contingent Consideration is included in “Accrued liabilities” within the Partnership’s condensed consolidated balance sheets.

The Contingent Consideration is categorized in Level 3 of the fair value hierarchy and is estimated based on management’s estimate of the future cash flows associated with the recommenced idled assets. The changes in fair value of the obligation during the three and six months ended June 30, 2022 and 2021 were primarily due to the changes in the estimated future cash flows of the assets and settlement payments made by the Partnership. The earn-out provision between the Partnership and Crown Point runs through October 2022.

The following table summarizes the changes in fair value of the Contingent Consideration for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$485	$598	$2,932	$12,120
Settlements	—	—	(2,685)	(12,176)
Unrealized charge included in earnings	—	1,150	238	1,804
Balance at end of period	$485	$1,748	$485	$1,748

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Refer to the 2021 Form 10-K for a more complete description of PBFX’s commercial agreements with PBF Holding, including those identified as leases, which were entered into prior to 2022. The following table reflects activity during 2022 related to commercial agreements between PBFX and PBF Holding:

Agreement	Initiation Date	Initial Term	Renewal	MVC	Force Majeure
Transportation and Terminaling
Toledo Truck Unloading & Terminaling Agreement (a)	4/1/2022	9 months	Evergreen	See note (b)	PBFX or PBF Holding can declare
___________________
(a)This commercial agreement with PBF Holding is considered a lease.
(b)The MVC is 5,500 bpd through December 31, 2022. Effective January 1, 2023, the MVC will decrease to 1,000 bpd.

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

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$79,624	$75,107	$155,609	$151,040
Operating and maintenance expenses	2,170	2,170	4,341	4,341
General and administrative expenses	2,289	1,947	4,123	3,715

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

	Three Months Ended June 30, 2022
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$70,718	$22,648	$—	$93,366
Depreciation and amortization	7,087	2,059	—	9,146
Income (loss) from operations	43,113	12,916	(6,682)	49,347
Other expense	—	—	10,126	10,126
Capital expenditures	1,271	434	—	1,705

	Three Months Ended June 30, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$70,708	$19,130	$—	$89,838
Depreciation and amortization	7,105	2,171	—	9,276
Income (loss) from operations	45,448	8,518	(6,226)	47,740
Other expense	—	—	10,644	10,644
Capital expenditures	2,254	1	—	2,255

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

	Six Months Ended June 30, 2022
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$140,966	$41,843	$—	$182,809
Depreciation and amortization	14,517	4,113	—	18,630
Income (loss) from operations	85,192	21,143	(10,593)	95,742
Other expense	—	—	20,262	20,262
Capital expenditures	2,573	565	—	3,138

	Six Months Ended June 30, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$142,185	$35,158	$—	$177,343
Depreciation and amortization	14,340	4,341	—	18,681
Income (loss) from operations	92,057	14,306	(10,690)	95,673
Other expense	—	—	21,366	21,366
Capital expenditures	3,309	200	—	3,509

	Balance at June 30, 2022
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$650,111	$189,100	$27,741	$866,952

	Balance at December 31, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$688,005	$188,393	$24,899	$901,297

12. SUBSEQUENT EVENTS

Cash Distribution

On July 28, 2022, PBF GP’s board of directors announced a cash distribution, based on the results of the second quarter of 2022, of $0.30 per unit. The distribution is payable on August 25, 2022 to PBFX unitholders of record at the close of business on August 11, 2022.

Pending Merger with PBF Energy

On July 27, 2022, the Partnership entered into the Merger Agreement. The resulting Merger Transaction is subject to regulatory approval and customary closing conditions and is expected to close in the fourth quarter of 2022. The Merger Agreement provides that each outstanding common unit of the Partnership held by an unaffiliated common unitholder will receive 0.270 shares of PBF Energy Class A common stock and $9.25 in cash, without interest.

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

Overview

We are a fee-based, growth-oriented, Delaware MLP formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of June 30, 2022, owned 99.3% of the total economic interest in PBF LLC. As of June 30, 2022, PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.7% limited partner interest in PBFX, with the remaining 52.3% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, storage and processing assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries.

Pending Merger with PBF Energy

On July 27, 2022, we entered into a definitive merger agreement with PBF Energy and its subsidiaries, PBF LLC, Riverlands Merger Sub LLC, and PBFX Holdings Inc., and our general partner (the “Merger Agreement”), pursuant to which PBF Energy will acquire all of our publicly held common units representing limited partner interests not already owned by PBF Energy and its subsidiaries on the closing date of the transaction (the “Merger Transaction”). The Merger Agreement provides that each of our outstanding common units held by an unaffiliated common unitholder will receive 0.270 shares of PBF Energy Class A common stock, par value $0.001 per share (“PBF Energy Class A common stock”), and $9.25 in cash, without interest. The Merger Agreement also provides that our general partner shall consider and, if appropriate, shall approve and declare and cause us to pay, in accordance with past practice for each completed fiscal quarter ending prior to the closing date, a cash distribution to holders of our common units in an amount not less than $0.30 per common unit. The merger is expected to close in the fourth quarter of 2022, subject to customary closing conditions.

PBF Energy and PBF LLC, a subsidiary of PBF Energy that owns approximately 47.7% of our common units, has entered into a voting and support agreement with us committing to vote our common units beneficially owned by PBF Energy and PBF LLC in favor of the Merger Transaction.

The terms of the Merger Transaction were unanimously approved by the Board of Directors of our general partner based on the unanimous approval and recommendation of its conflicts committee, comprised entirely of independent directors.

Upon closing, we will become an indirect wholly-owned subsidiary of PBF Energy, and our common units will cease to be listed on the NYSE and will be subsequently deregistered under the Exchange Act.

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

Third-Party Business. As of June 30, 2022, PBF Holding accounts for a substantial majority of our revenue and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Holding’s refineries. We continue to explore further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to explore expanding our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

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

Combined Overview. The following tables summarize our results of operations and financial data for the three and six months ended June 30, 2022 and 2021. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenue:
Affiliate	$79,624	$75,107	$155,609	$151,040
Third-party	13,742	14,731	27,200	26,303
Total revenue	93,366	89,838	182,809	177,343

Costs and expenses:
Operating and maintenance expenses	28,191	25,447	57,606	50,495
General and administrative expenses	6,682	6,226	10,593	10,690
Depreciation and amortization	9,146	9,276	18,630	18,681
Change in contingent consideration	—	1,149	238	1,804
Total costs and expenses	44,019	42,098	87,067	81,670

Income from operations	49,347	47,740	95,742	95,673

Other expense:
Interest expense, net	(9,706)	(10,212)	(19,419)	(20,499)
Amortization of loan fees and debt premium	(415)	(426)	(833)	(855)
Accretion on discounted liabilities	(5)	(6)	(10)	(12)
Net income attributable to PBF Logistics LP unitholders	$39,221	$37,096	$75,480	$74,307

Other data:
EBITDA attributable to PBFX	$58,077	$57,016	$113,939	$114,939
Adjusted EBITDA	57,487	59,979	114,068	118,975
Distributable cash flow	49,619	48,535	95,319	96,713
Capital expenditures	1,705	2,255	3,138	3,509

Reconciliation of Non-GAAP Financial Measures

As described in “How We Evaluate Our Operations” above, our management uses EBITDA, EBITDA attributable to PBFX, Adjusted EBITDA and distributable cash flow to analyze our performance. The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$39,221	$37,096	$75,480	$74,307
Interest expense, net	9,706	10,212	19,419	20,499
Amortization of loan fees and debt premium	415	426	833	855
Accretion on discounted liabilities	5	6	10	12
Change in contingent consideration	—	1,149	238	1,804
Depreciation and amortization	9,146	9,276	18,630	18,681
EBITDA	58,493	58,165	114,610	116,158
Less: Earnings attributable to the CPI earn-out	416	1,149	671	1,219
EBITDA attributable to PBFX	58,077	57,016	113,939	114,939
Non-cash unit-based compensation expense	2,824	2,834	3,478	3,823
Cash interest	(9,741)	(10,266)	(19,497)	(20,612)
Maintenance capital expenditures	(1,541)	(1,049)	(2,601)	(1,437)
Distributable cash flow	$49,619	$48,535	$95,319	$96,713

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, which is the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net cash provided by operating activities	$44,150	$35,463	$111,472	$90,285
Change in operating assets and liabilities	7,461	15,324	(12,803)	9,197
Interest expense, net	9,706	10,212	19,419	20,499
Non-cash unit-based compensation expense	(2,824)	(2,834)	(3,478)	(3,823)
EBITDA	58,493	58,165	114,610	116,158
Less: Earnings attributable to the CPI earn-out	416	1,149	671	1,219
EBITDA attributable to PBFX	58,077	57,016	113,939	114,939
Non-cash unit-based compensation expense	2,824	2,834	3,478	3,823
Cash interest	(9,741)	(10,266)	(19,497)	(20,612)
Maintenance capital expenditures	(1,541)	(1,049)	(2,601)	(1,437)
Distributable cash flow	$49,619	$48,535	$95,319	$96,713

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$39,221	$37,096	$75,480	$74,307
Interest expense, net	9,706	10,212	19,419	20,499
Amortization of loan fees and debt premium	415	426	833	855
Accretion on discounted liabilities	5	6	10	12
Change in contingent consideration	—	1,149	238	1,804
Depreciation and amortization	9,146	9,276	18,630	18,681
EBITDA	58,493	58,165	114,610	116,158
Less: Earnings attributable to the CPI earn-out	416	1,149	671	1,219
EBITDA attributable to PBFX	58,077	57,016	113,939	114,939
Non-cash unit-based compensation expense	2,824	2,834	3,478	3,823
East Coast Terminals environmental remediation costs	45	129	110	213
East Coast Storage Assets one-time, incremental revenue	(3,459)	—	(3,459)	—
Adjusted EBITDA	$57,487	$59,979	$114,068	$118,975

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Summary

Our net income for the three months ended June 30, 2022 increased by approximately $2.1 million to $39.2 million from $37.1 million for the three months ended June 30, 2021. The increase in net income was primarily due to the following:
•an increase in total revenue of approximately $3.5 million, or 3.9%, primarily attributable to inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”), higher revenues at our East Coast storage facility related to increased affiliate activity, as well as the implementation of an MVC under a third-party customer contract, and higher pass-through utilities costs, offset by the commencement of a new commercial agreement with a reduced MVC at our Delaware City rail facility;
•a decrease in change in contingent consideration of approximately $1.1 million, or 100.0%, due to lower current period adjustments to management’s estimates regarding the underlying earn-out provision; and
•a decrease in other expenses of approximately $0.5 million, or 4.9%, primarily related to a decrease in interest expense as a result of lower borrowings under our Revolving Credit Facility;
offset by the following:
•an increase in operating and maintenance expenses of approximately $2.7 million, or 10.8%, as a result of higher utilities costs due to increased energy rates and usage and higher additive costs; and
•an increase in general and administrative expenses of approximately $0.5 million, or 7.3%, driven by higher expenses associated with the Omnibus Agreement.

Depreciation and amortization was relatively consistent during the comparative periods with no significant fluctuation activity.

EBITDA attributable to PBFX for the three months ended June 30, 2022 increased by approximately $1.1 million to $58.1 million from $57.0 million for the three months ended June 30, 2021 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the three months ended June 30, 2022 decreased by approximately $2.5 million to $57.5 million from $60.0 million for the three months ended June 30, 2021 due to the factors noted above, excluding the impact of unit-based compensation, certain environmental remediation costs and certain one-time, incremental revenues.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Summary

Our net income for the six months ended June 30, 2022 increased by approximately $1.2 million to $75.5 million from $74.3 million for the six months ended June 30, 2021. The increase in net income was primarily due to the following:
•an increase in total revenue of approximately $5.5 million, or 3.1%, primarily attributable to the Inflation Rate Increase, higher revenues at our East Coast storage facility related to increased affiliate activity, as well as the implementation of an MVC under a third-party customer contract, higher pass-through utilities costs, and increased throughput at certain of our assets, offset by the commencement of a new commercial agreement with a reduced MVC at our Delaware City rail facility;
•a decrease in change in contingent consideration of approximately $1.6 million, or 86.8%, due to lower current period adjustments to management’s estimates regarding the underlying earn-out provision; and
•a decrease in other expenses of approximately $1.1 million, or 5.2%, primarily related to a decrease in interest expense as a result of lower borrowings under our Revolving Credit Facility;
offset by the following:
•an increase in operating and maintenance expenses of approximately $7.1 million, or 14.1%, as a result of higher utilities costs due to increased energy rates and usage, higher additive costs and higher outside services and other fees coinciding with increased throughput at certain of our assets.

General and administrative expenses and depreciation and amortization were relatively consistent during the comparative periods with no significant fluctuation activity.

EBITDA attributable to PBFX for the six months ended June 30, 2022 decreased by approximately $1.0 million to $113.9 million from $114.9 million for the six months ended June 30, 2021 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the six months ended June 30, 2022 decreased by approximately $4.9 million to $114.1 million from $119.0 million for the six months ended June 30, 2021 due to the factors noted above, excluding the impact of unit-based compensation, certain environmental remediation costs and certain one-time, incremental revenues.

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

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$63,797	$64,299	$127,281	$129,891
Third-party	6,921	6,409	13,685	12,294
Total revenue	70,718	70,708	140,966	142,185

Costs and expenses:
Operating and maintenance expenses	20,518	18,155	41,257	35,788
Depreciation and amortization	7,087	7,105	14,517	14,340
Total costs and expenses	27,605	25,260	55,774	50,128
Transportation and Terminaling Segment Operating Income	$43,113	$45,448	$85,192	$92,057

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd)(1)	279,692	257,765	258,311	238,922
Lease tank capacity (average lease capacity barrels per month)(2)	2,256,829	2,421,334	2,349,178	2,455,834
Pipelines
Total throughput (bpd)(1)	147,691	153,834	159,452	153,650
Lease tank capacity (average lease capacity barrels per month)(2)	1,270,012	1,031,234	1,235,834	1,032,490
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(2) Lease capacity is based on tanks in service and average lease capacity available during the period.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Our Transportation and Terminaling operating income for the three months ended June 30, 2022 decreased by approximately $2.3 million to $43.1 million from $45.4 million for the three months ended June 30, 2021. The decrease in operating income was primarily due to the following:
•an increase in operating and maintenance expenses of approximately $2.4 million, or 13.0%, as a result of higher utilities costs due to increased energy rates and usage and higher additive costs.

Revenue and depreciation and amortization were relatively consistent during the comparative periods with no significant fluctuation activity.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Our Transportation and Terminaling operating income for the six months ended June 30, 2022 decreased by approximately $6.9 million to $85.2 million from $92.1 million for the six months ended June 30, 2021. The decrease in operating income was primarily due to the following:
•an increase in operating and maintenance expenses of approximately $5.5 million, or 15.3%, as a result of higher utilities costs due to increased energy rates and usage, higher additive costs and higher outside services and other fees coinciding with increased throughput at certain of our assets;
•a decrease in total revenue of approximately $1.2 million, or 0.9%, primarily attributable to the commencement of a new commercial agreement with a reduced MVC at our Delaware City rail facility, offset by the Inflation Rate Increase, higher pass-through utilities costs and increased throughput at certain of our assets; and
•an increase in depreciation and amortization of approximately $0.2 million, or 1.2%, related to the timing of assets being placed in service.

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands, except for storage capacity reserved and total throughput)
Revenue:
Affiliate	$15,827	$10,808	$28,328	$21,149
Third-party	6,821	8,322	13,515	14,009
Total revenue	22,648	19,130	41,843	35,158

Costs and expenses:
Operating and maintenance expenses	7,673	7,292	16,349	14,707
Depreciation and amortization	2,059	2,171	4,113	4,341
Change in contingent consideration	—	1,149	238	1,804
Total costs and expenses	9,732	10,612	20,700	20,852
Storage Segment Operating Income	$12,916	$8,518	$21,143	$14,306

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)(1)	7,728,150	7,670,900	7,814,688	7,638,031
Total throughput (bpd)(2)	6,144	23,113	7,872	15,535
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.
(2) Calculated as the sum of the average throughput per day for each asset group for the period presented.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Our Storage operating income for the three months ended June 30, 2022 increased by approximately $4.4 million to $12.9 million from $8.5 million for the three months ended June 30, 2021. The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $3.5 million, or 18.4%, primarily attributable to the Inflation Rate Increase and higher revenues at our East Coast storage facility related to increased affiliate activity, as well as the implementation of an MVC under a third-party customer contract;
•a decrease in change in contingent consideration of approximately $1.1 million, or 100.0%, due to lower current period adjustments to management’s estimates regarding the underlying earn-out provision; and
•a decrease in depreciation and amortization of approximately $0.1 million, or 5.2%, related to the timing of the retirement of assets;
offset by the following:
•an increase in operating and maintenance expenses of approximately $0.4 million, or 5.2%, as a result of higher utilities costs due to increased energy rates and usage.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Our Storage operating income for the six months ended June 30, 2022 increased by approximately $6.8 million to $21.1 million from $14.3 million for the six months ended June 30, 2021. The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $6.7 million, or 19.0%, primarily attributable to the Inflation Rate Increase and higher revenues at our East Coast storage facility related to increased affiliate activity, as well as the implementation of an MVC under a third-party customer contract;
•a decrease in change in contingent consideration of approximately $1.6 million, or 86.8%, due to lower current period adjustments to management’s estimates regarding the underlying earn-out provision; and
•a decrease in depreciation and amortization of approximately $0.2 million, or 5.3%, related to the timing of the retirement of assets;
offset by the following:
•an increase in operating and maintenance expenses of approximately $1.6 million, or 11.2%, as a result of higher utilities costs due to increased energy rates and usage.

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

We have paid, and intend to continue to pay, at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $19.1 million per quarter or approximately $76.4 million on an annualized basis, based on the number of common units outstanding as of June 30, 2022.

As of June 30, 2022, we had approximately $497.2 million of liquidity, including approximately $30.7 million in cash and cash equivalents, and access to approximately $466.5 million under our Revolving Credit Facility.

During the six months ended June 30, 2022, we made cash distribution payments as follows (in thousands, except per unit data):

Related Earnings Period:	Q4 2021	Q1 2022
Distribution date	March 10, 2022	May 26, 2022
Record date	February 24, 2022	May 12, 2022
Per unit	$0.30	$0.30
To public common unitholders	$9,793	$9,833
To PBF LLC	$8,986	$8,986
Total distribution	$18,779	$18,819

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and secured by a first priority lien on our assets and those of our restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. We are in compliance with the covenants under the Revolving Credit Facility as of June 30, 2022.

During the six months ended June 30, 2022, we made net repayments of $70.0 million under the Revolving Credit Facility.

Our 6.875% Senior Notes due 2023 (the “2023 Notes”) have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15, 2023 and are included in Long-term debt as of June 30, 2022 as we have the ability and intent to refinance this debt through availability under other credit facilities, including credit facilities of our parent sponsor, PBF Energy, in the event the debt is not renewed at maturity. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of June 30, 2022, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$111,472	$90,285
Net cash used in investing activities	(3,138)	(3,509)
Net cash used in financing activities	(111,540)	(90,650)
Net change in cash and cash equivalents	$(3,206)	$(3,874)

Cash Flows from Operating Activities

Net cash provided by operating activities increased by approximately $21.2 million to $111.5 million for the six months ended June 30, 2022 compared to $90.3 million for the six months ended June 30, 2021. The increase in net cash provided by operating activities was primarily the result of an increase in the net changes in operating assets and liabilities of approximately $22.0 million primarily driven by the timing of collection of accounts receivables and liability payments and an increase in net income of approximately $1.2 million, offset by a net decrease in non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium, accretion on discounted liabilities, unit-based compensation and change in contingent consideration of approximately $2.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by approximately $0.4 million to $3.1 million for the six months ended June 30, 2022 compared to $3.5 million for the six months ended June 30, 2021. The decrease in net cash used in investing activities was due to a decrease in capital expenditures of approximately $0.4 million resulting from the timing of capital projects.

Cash Flows from Financing Activities

Net cash used in financing activities increased by approximately $20.9 million to $111.5 million for the six months ended June 30, 2022 compared to $90.7 million for the six months ended June 30, 2021. Net cash used in financing activities for the six months ended June 30, 2022 consisted of net repayments of $70.0 million under our Revolving Credit Facility, distributions to unitholders of $37.6 million, a $2.7 million payment of contingent consideration and deferred financing costs and other of $1.3 million. Net cash used in financing activities for the six months ended June 30, 2021 consisted of net repayments of $40.0 million under our Revolving Credit Facility, distributions to unitholders of $37.5 million, a $12.2 million payment of contingent consideration and deferred financing costs and other of $1.0 million.

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

Capital expenditures for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Expansion	$248	$1,356
Maintenance	2,601	1,437
Regulatory	289	716
Total capital expenditures	$3,138	$3,509

We currently expect to spend approximately $12.0 million to $16.0 million for the remainder of 2022 for capital expenditures. Of the total expected remaining capital expenditures, approximately $8.0 million to $11.0 million relate to maintenance capital expenditures. We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and through borrowings under the Revolving Credit Facility as needed. We currently have not included any potential future acquisitions in our forecasted capital expenditures for the remainder of 2022. We may rely on external sources including incremental borrowings under the Revolving Credit Facility and issuances of equity and debt securities to fund any significant future expansion.

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

As of June 30, 2022, we have recorded a total liability related to environmental remediation costs of $1.9 million related to existing environmental liabilities. Refer to Note 9 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to restrictions included in the indenture. Refer to PBF LLC’s condensed consolidated financial statements, which are included in the combined Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed by PBF LLC and PBF Energy.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, through the operations of our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three and six months ended June 30, 2022, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances or settle through cash payments.

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At June 30, 2022, we had $30.0 million outstanding in variable interest debt. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $3.8 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On December 4, 2020, the Pennsylvania Department of Environmental Protection (the “PADEP”) issued a draft Consent Order and Agreement (“CAO”) to the Partnership’s wholly-owned subsidiary, PBF Logistics Products Terminals LLC (“PLPT”), with respect to two alleged violations at the Philadelphia terminal for failure to: (i) test and inspect regulated piping as required in accordance with industry standards; and (ii) have a professional engineering certification that all above ground storage tanks meet the applicable performance standards and requirements as a result of an alleged release of oil on January 10, 2019 into the Schuylkill River resulting from a pipe leak that was not contained by emergency containment structure. The draft order included a proposed penalty of $0.8 million. On December 15, 2021, the Partnership entered into a final CAO and agreed to pay the $0.8 million penalty. Under the final CAO, the Partnership capped its future liability at $0.3 million if the PADEP were to bring a subsequent enforcement action under the Clean Streams Law (the “CSL”) for environmental damage allegedly caused by the release of oil from PLPT’s operational violations. Under the final CAO, the Partnership also reserved its rights to challenge any subsequent enforcement action brought by the PADEP under the CSL. On January 13, 2022, the Partnership received from the PADEP, a Consent Assessment of Civil Penalty alleging violations under the CSL of over $1.0 million. However, because of the final CAO cap, the PADEP’s penalty demand to settle these alleged violations is $0.3 million. On April 13, 2022, the Partnership entered into the final CAO and agreed to pay the $0.3 million penalty.

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2021 Form 10-K, except as follows:

The Merger Transaction is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger Transaction, or significant delays in completing the Merger Transaction, could negatively affect our business and financial results and the trading prices of our common units.

The completion of the Merger Transaction is not assured and is subject to certain risks, including the risk that certain conditions of the Merger Agreement, such as required regulatory approvals, some of which are beyond our and PBF Energy’s control, are not satisfied or waived, which may prevent, delay or otherwise result in the Merger Transaction not occurring. The Merger Agreement contains conditions that, if not satisfied or waived, would result in the Merger Transaction not occurring, even though our common unitholders may have voted in favor of the Merger Transaction-related proposals presented to them. Failure to complete, or significant delays in completing, the Merger Transaction with PBF Energy could negatively affect the price of our common units and may have a material adverse impact on our subsequent financial condition, results of operations and cash flows.

We may be subject to lawsuits regarding the Merger Transaction, which could materially adversely affect our operations and financial condition or prevent or delay completion of the Merger Transaction.

Our directors and officers may be subject to lawsuits relating to the Merger Transaction. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our operations and financial condition. Failure to complete, or significant delays in completing, the Merger Transaction with PBF Energy could negatively affect the price of our common units and may have a material adverse impact on our subsequent financial condition, results of operations and cash flows.

Because the exchange ratio under the Merger Agreement is fixed and because the market price of PBF Energy Class A common stock will fluctuate prior to the completion of the Merger Transaction, our public unitholders cannot be sure of the market value of the PBF Energy Class A common stock they will receive as merger consideration relative to the value of our common units they exchange.

The market value of the consideration that our public unitholders will receive in the Merger Transaction will depend on the trading price of PBF Energy Class A common stock at the closing of the Merger. The exchange ratio that determines the number of shares of PBF Energy Class A common stock that our public unitholders will receive in the Merger is fixed at 0.270 shares of PBF Energy Class A common stock for each Partnership common unit. This means that there is no mechanism contained in the Merger Agreement that would adjust the number of shares of PBF Energy Class A common stock that our public unitholders will receive based on any decreases or increases in the trading price of PBF Energy Class A common stock. Stock or unit price changes may result from a variety of factors (many of which are beyond PBF Energy’s and our control), including:
•changes in PBF Energy’s or our business, operations and prospects;
•changes in market assessments of PBF Energy’s or our business, operations and prospects;
•changes in market assessments of the likelihood that the Merger Transaction will be completed;
•interest rates, commodity prices, general market, industry and economic conditions and other factors generally affecting the price of PBF Energy’s common stock or our common units; and
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which PBF Energy and we operate.

If the price of PBF Energy Class A common stock on the closing date of the Merger Transaction is less than the price of PBF Energy Class A common stock on the date the Merger Agreement was executed, then the market value of the merger consideration will be less than contemplated at the time the Merger Agreement was executed.

We will be subject to business uncertainties while the Merger Transaction is pending, which could adversely affect our business.

Uncertainty about the effect of the Merger Transaction on employees of our subsidiaries and the companies that do business with us may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel and suppliers until the Merger Transaction is completed and for a period of time thereafter, and could cause those that transact with us to seek to change their existing business relationships with us.

We may incur substantial transaction-related costs in connection with the Merger Transaction.

We and PBF Energy expect to incur nonrecurring transaction-related costs associated with completing the Merger Transaction. Nonrecurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs.

The Merger Transaction with PBF Energy is a taxable transaction and the resulting tax liability of our common unitholders, if any, will depend on each such common unitholder’s particular situation.

The receipt of cash and PBF Energy Class A common stock as merger consideration in exchange for our publicly traded common units in the Merger Transaction will be treated as a taxable sale by such common unitholders for U.S. federal income tax purposes. The amount of ordinary income and capital gain or loss recognized by each common unitholder in the Merger Transaction will vary depending on each common unitholder’s particular situation, including:
•the amount of cash and PBF Energy Class A common stock received by the common unitholder as consideration in the Merger Transaction;
•the adjusted tax basis of the common units exchanged by the common unitholder in the Merger Transaction;
•the amount of depreciation and amortization deductions previously allocated to the common unitholder; and
•the amount of any suspended passive losses that may be available to the common unitholder in respect of its common units to offset a portion of any gain recognized by the common unitholder.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-Q, and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1+	Agreement and Plan of Merger, dated July 27, 2022, by and among PBF Energy Inc., PBF Energy Company LLC, PBFX Holdings Inc., Riverlands Merger Sub LLC, PBF Logistics LP and PBF Logistics GP LLC (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on July 28, 2022).
10.1	Voting and Support Agreement, dated July 27, 2022, by and among PBF Energy Inc., PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on July 28, 2022).
22.1*	List of Guarantor Subsidiaries.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted as Inline XBRL (included in Exhibit 101).
——————

*	Filed herewith.
**	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
+	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	July 28, 2022		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)