Form 10-Q
period 2022-09-30
PBF Logistics LP
filed 2022-10-27
CIK 1582568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
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

As of October 24, 2022, there were 62,741,662 common units outstanding.

PBF LOGISTICS LP

EXPLANATORY NOTE

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership (“MLP”) formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of September 30, 2022, owned 99.3% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.7% limited partner interest in PBFX, with the remaining 52.3% limited partner interest owned by public unitholders as of September 30, 2022.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this “Form 10-Q”) to “Predecessor,” and “we,” “our,” “us,” or like terms, when used in the context of periods prior to the completion of certain acquisitions from PBF LLC, refer to PBF MLP Predecessor, our predecessor for accounting purposes (our “Predecessor”), which includes assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates transportation, terminaling, storage and processing assets previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries. As of September 30, 2022, PBF Holding, together with its subsidiaries, owns and operates six oil refineries (two of which are operated as a single unit) and related facilities in North America. PBF Energy, through its ownership of PBF LLC, controls all of the business and affairs of PBFX and PBF Holding.

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
•changes in general economic conditions, including market and macro-economic disruptions resulting from pandemics, such as the COVID-19 pandemic, including any resurgences and variants of the virus, and related governmental and consumer responses thereto;
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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PBF LOGISTICS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$44,909	$33,904
Accounts receivable - affiliates	40,971	61,724
Accounts receivable	5,035	5,549
Prepaids and other current assets	3,136	3,476
Total current assets	94,051	104,653
Property, plant and equipment, net	764,450	787,338
Goodwill	6,332	6,332
Other non-current assets	3,388	2,974
Total assets	$868,221	$901,297

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - affiliates	$4,544	$4,096
Accounts payable	3,663	5,394
Accrued liabilities	25,632	16,812
Deferred revenue	2,899	2,372
Current debt	523,790	—
Total current liabilities	560,528	28,674
Long-term debt	—	622,544
Other long-term liabilities	2,684	1,383
Total liabilities	563,212	652,601

Commitments and contingencies (Note 9)

Equity:
Common unitholders (62,741,662 and 62,574,644 units issued and outstanding, as of September 30, 2022 and December 31, 2021, respectively)	305,009	248,696
Total equity	305,009	248,696
Total liabilities and equity	$868,221	$901,297

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Affiliate	$77,348	$75,464	$232,957	$226,504
Third-party	12,224	13,389	39,424	39,692
Total revenue	89,572	88,853	272,381	266,196

Costs and expenses:
Operating and maintenance expenses	30,439	27,265	88,045	77,760
General and administrative expenses	5,509	3,902	16,102	14,592
Depreciation and amortization	8,981	9,787	27,611	28,468
Change in contingent consideration	(40)	761	198	2,565
Total costs and expenses	44,889	41,715	131,956	123,385

Income from operations	44,683	47,138	140,425	142,811

Other expense:
Interest expense, net	(9,328)	(10,027)	(28,747)	(30,526)
Amortization of loan fees and debt premium	(412)	(423)	(1,245)	(1,278)
Accretion on discounted liabilities	(4)	(6)	(14)	(18)
Net income attributable to PBF Logistics LP unitholders	$34,939	$36,682	$110,419	$110,989

Net income per limited partner unit:
Common units - basic	$0.55	$0.58	$1.75	$1.77
Common units - diluted	0.55	0.58	1.75	1.76

Weighted-average limited partner units outstanding:
Common units - basic	63,087,643	62,887,914	63,021,864	62,820,193
Common units - diluted	63,282,047	62,997,487	63,153,973	62,934,116

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$110,419	$110,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,611	28,468
Amortization of loan fees and debt premium	1,245	1,278
Accretion on discounted liabilities	14	18
Unit-based compensation expense	4,217	4,658
Change in contingent consideration	198	2,565
Changes in operating assets and liabilities:
Accounts receivable - affiliates	20,753	(10,024)
Accounts receivable	514	5,373
Prepaids and other current assets	340	(1,793)
Accounts payable - affiliates	448	(978)
Accounts payable	(1,269)	(639)
Accrued liabilities	10,421	3,382
Deferred revenue	527	624
Other assets and liabilities	552	(217)
Net cash provided by operating activities	175,990	143,704

Cash flows from investing activities:
Expenditures for property, plant and equipment	(4,622)	(6,892)
Net cash used in investing activities	$(4,622)	$(6,892)

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Distributions to unitholders	$(56,421)	$(56,216)
Repayment of revolving credit facility	(100,000)	(75,000)
Payment of contingent consideration	(2,685)	(12,176)
Deferred financing costs and other	(1,257)	(1,057)
Net cash used in financing activities	(160,363)	(144,449)

Net change in cash and cash equivalents	11,005	(7,637)
Cash and cash equivalents, beginning of period	33,904	36,284
Cash and cash equivalents, end of period	$44,909	$28,647

Supplemental disclosure of non-cash investing and financing activities:
Accrued and unpaid capital expenditures	$559	$504
Contribution of net assets from PBF LLC	—	316

See Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PBF Logistics LP (“PBFX” or the “Partnership”) is a Delaware master limited partnership formed in February 2013. PBF Logistics GP LLC (“PBF GP” or “our general partner”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of PBF LLC and, as of September 30, 2022, owned 99.3% of the total economic interest in PBF LLC. In addition, PBF LLC is the sole managing member of PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company and affiliate of PBFX. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.7% limited partner interest in PBFX, with the remaining 52.3% limited partner interest owned by public unitholders as of September 30, 2022.

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

Pending Merger with PBF Energy

On July 27, 2022, the Partnership entered into a definitive merger agreement with PBF Energy and its subsidiaries, PBF LLC, Riverlands Merger Sub LLC, and PBFX Holdings Inc., and PBF GP (the “Merger Agreement”), pursuant to which PBF Energy will acquire all of the publicly held common units representing limited partner interests in the Partnership not already owned by PBF Energy and its subsidiaries on the closing date of the transaction (the “Merger Transaction”). The Merger Agreement provides that, if the Merger Transaction is completed, each outstanding common unit of the Partnership held by an unaffiliated common unitholder will have a right to receive: (i) 0.270 shares of PBF Energy Class A common stock, par value $0.001 per share (“PBF Energy Class A common stock”), (ii) $9.25 in cash, without interest, (iii) any dividends or other distributions to which the holder thereof becomes entitled to upon surrender of such outstanding common units held by an unaffiliated common unitholder in accordance with the Merger Agreement, and (iv) any cash in lieu of fractional shares of PBF Energy Class A common stock in accordance with the Merger Agreement. The Merger Agreement also provides that, during the term of the Merger Agreement, PBF GP shall consider and, if appropriate, shall approve and declare and cause the Partnership to pay, a cash distribution to holders of PBFX’s common units in accordance with past practice for each completed fiscal quarter ending prior to the closing date of the Merger Transaction, in an amount not less than $0.30 per common unit to the extent a distribution is declared and the closing does not occur prior to the applicable record date established by the Board of Directors of PBF GP with respect to such quarterly distribution. Neither PBFX nor PBF GP shall be required to take any action with respect to a cash distribution if such action would violate applicable law, the certificate of limited partnership of PBFX, the partnership agreement of PBFX or any contract to which PBFX or PBF GP is a party as of July 27, 2022. The Merger Transaction is expected to close in the fourth quarter of 2022, subject to customary closing conditions.

PBF Energy and PBF LLC, a subsidiary of PBF Energy that owns approximately 47.7% of PBFX’s common units, have entered into a voting and support agreement with PBFX committing to vote Partnership common units beneficially owned by PBF Energy and PBF LLC in favor of the Merger Transaction. Only the holders of PBFX’s common units of record at the close of business on October 24, 2022 are entitled to notice of and to vote at the virtual special meeting of unitholders of the Partnership to be held on November 30, 2022.

The terms of the Merger Transaction were unanimously approved by the Board of Directors of PBF GP based on the unanimous approval and recommendation of its conflicts committee, comprised entirely of independent directors.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Upon closing, the Partnership will become an indirect wholly-owned subsidiary of PBF Energy, and the PBFX common units will cease to be listed on the New York Stock Exchange and will be subsequently deregistered under the Securities Exchange Act of 1934, as amended.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, PBFX has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows of PBFX for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year.

The Predecessor generally did not operate its respective assets for the purpose of generating revenue independent of other PBF Energy businesses prior to the IPO or the effective dates of the Acquisitions from PBF. All intercompany accounts and transactions have been eliminated.

Recently Adopted Accounting Guidance

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this ASU provide optional guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions affected by the expected market transition from London Interbank Offering Rate and other interbank rates. The Partnership’s adoption of this guidance did not have, and is not anticipated to have, a material impact on its condensed consolidated financial statements and related disclosures.

2. REVENUE

Revenue Recognition

In accordance with FASB Accounting Standards Codification “Revenue from Contracts with Customers (Topic 606),” revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Partnership expects to be entitled in exchange for those goods or services.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

As disclosed in Note 11 “Segment Information” of the Notes to Condensed Consolidated Financial Statements, the Partnership’s business consists of two reportable segments: (i) Transportation and Terminaling and (ii) Storage.

The following table provides information relating to the Partnership’s revenue for each service category by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended Septembers 30,
	2022	2021	2022	2021
Transportation and Terminaling Segment
Terminaling	$36,239	$37,628	$108,705	$114,849
Pipeline	22,582	20,980	66,288	62,667
Other	13,454	11,110	38,248	34,387
Total	72,275	69,718	213,241	211,903
Storage Segment
Storage	14,386	14,550	48,104	42,443
Other	2,911	4,585	11,036	11,850
Total	17,297	19,135	59,140	54,293
Total Revenue	$89,572	$88,853	$272,381	$266,196

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

MVC Payments to be Received

As of September 30, 2022, MVC payments to be received, based on future performance obligations of the Partnership, related to noncancellable commercial terminaling, pipeline and storage agreements were as follows:

Remainder of 2022	$26,603
2023	95,737
2024	93,276
2025	93,021
2026	—
Thereafter	—
Total MVC payments to be received (1)(2)	$308,637
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

At inception, the Partnership determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. As of September 30, 2022, all of the Partnership’s leases have been determined to be operating leases. Some of the Partnership’s lease arrangements contain lease components (e.g., MVCs) and non-lease components (e.g., maintenance, labor charges, etc.). The Partnership accounts for the lease and non-lease components as a single lease component for every asset class.

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

The table below quantifies lease revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Affiliate	$42,231	$38,305	$128,387	$112,275
Third-party	6,392	9,508	22,777	26,303
Total lease revenue	$48,623	$47,813	$151,164	$138,578

Undiscounted Cash Flows

The table below presents the fixed component of the undiscounted cash flows to be received for each of the periods presented for the Partnership’s operating leases with customers as of September 30, 2022:

Remainder of 2022	$35,483
2023	138,453
2024	136,498
2025	109,816
2026	79,395
Thereafter	53,313
Total undiscounted cash flows to be received	$552,958

Assets Under Lease

The Partnership’s assets that are subject to lease are included in “Property, plant and equipment, net” within the Partnership’s condensed consolidated balance sheets. The table below quantifies, by category within property, plant and equipment, the assets that are subject to lease as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Land	$98,337	$98,337
Pipelines	322,758	322,437
Terminals and equipment	83,783	83,411
Storage facilities and processing units	183,588	183,493
	688,466	687,678
Accumulated depreciation	(152,143)	(133,962)
Net assets subject to lease	$536,323	$553,716

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Deferred Revenue

The Partnership records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. Deferred revenue was $2,899 and $2,372 as of September 30, 2022 and December 31, 2021, respectively. Changes in deferred revenue are primarily driven by the timing and extent of cash payments received in advance of satisfying the Partnership’s performance obligations for the comparative periods.

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

The Partnership performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of September 30, 2022 or December 31, 2021.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Land	$114,844	$114,844
Pipelines	347,023	346,512
Terminals and equipment	324,157	321,082
Storage facilities and processing units	202,727	202,729
Construction in progress	3,346	2,991
	992,097	988,158
Accumulated depreciation	(227,647)	(200,820)
Property, plant and equipment, net	$764,450	$787,338

Depreciation expense was $27,235 and $28,092 for the nine months ended September 30, 2022 and 2021, respectively.

5. GOODWILL AND INTANGIBLES

The Partnership performed its annual goodwill impairment assessment as of July 1, 2022 and determined that the carrying value of goodwill was not impaired. As of September 30, 2022, the carrying amount of goodwill was $6,332, all of which was recorded within the Transportation and Terminaling segment.

The Partnership’s net intangibles consisted of the following:

	September 30, 2022	December 31, 2021
Customer contracts	$9,300	$9,300
Customer relationships	5,900	5,900
	15,200	15,200
Accumulated amortization	(12,773)	(12,397)
Total intangibles, net (1)	$2,427	$2,803
(1) Total intangibles, net are included in “Other non-current assets” within the Partnership’s condensed consolidated balance sheets.

Amortization expense was $376 for each of the nine-month periods ended September 30, 2022 and 2021.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

6. DEBT

Total debt was comprised of the following:

	September 30, 2022	December 31, 2021
2023 Notes (1)	$525,000	$525,000
Revolving Credit Facility (2)(3)	—	100,000
Total debt outstanding	525,000	625,000
Unamortized debt issuance costs	(1,604)	(3,383)
Unamortized 2023 Notes premium	394	927
Net carrying value of debt	$523,790	$622,544
___________________
(1)The 2023 Notes (as defined below) are due May 2023 and are classified as Current debt as of September 30, 2022 within the Partnership’s condensed consolidated balance sheets.
(2)As of September 30, 2022, PBFX had $3,508 of outstanding letters of credit and $496,492 available under its $500,000 amended and restated revolving credit facility with Wells Fargo Bank, National Association, as administrative agent and a syndicate of lenders (as amended, the “Revolving Credit Facility”).
(3)During the nine months ended September 30, 2022, PBFX made net repayments of $100,000 under the Revolving Credit Facility.

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

The estimated fair value of the Revolving Credit Facility approximates its carrying value, categorized as a Level 2 measurement, as this borrowing bears interest based on short-term floating market interest rates. The estimated fair value of the Partnership’s 6.875% Senior Notes due 2023 (the “2023 Notes”), categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 2023 Notes and was approximately $523,392 and $513,661 at September 30, 2022 and December 31, 2021, respectively. The carrying value and fair value of PBFX’s debt, exclusive of unamortized debt issuance costs and unamortized premium on the 2023 Notes, was $525,000 and $523,392 as of September 30, 2022, respectively, and $625,000 and $613,661 as of December 31, 2021, respectively.

7. EQUITY

PBFX had 32,788,031 outstanding common units held by the public as of September 30, 2022. PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.7% of PBFX’s limited partner interest as of September 30, 2022.

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

The following table presents changes in PBFX common units outstanding:

	Three Months Ended September 30,
	2022	2021
Balance at beginning of period	62,732,078	62,510,376
Vesting of phantom units, net of forfeitures	9,584	6,761
Balance at end of period	62,741,662	62,517,137

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	62,574,644	62,364,838
Vesting of phantom units, net of forfeitures	167,018	152,299
Balance at end of period	62,741,662	62,517,137

Additionally, 308,427 of the Partnership’s phantom units issued under the PBFX 2014 Long-Term Incentive Plan vested and were converted into common units held by certain directors, officers and current and former employees of PBF GP or its affiliates during the year ended December 31, 2021.

Holders of any additional common units PBFX issues will be entitled to share equally with the then-existing common unitholders in PBFX’s distributions of available cash.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Equity Activity

The following tables summarize the changes in the carrying amount of the Partnership’s equity during the nine months ended September 30, 2022 and 2021:

Common Units
Balance at December 31, 2021	$248,696
Quarterly distributions to unitholders ($0.30 per unit)	(19,000)
Net income attributable to the partners	36,259
Unit-based compensation expense	654
Other	81
Balance at March 31, 2022	$266,690
Quarterly distributions to unitholders ($0.30 per unit)	(19,054)
Net income attributable to the partners	39,221
Unit-based compensation expense	2,824
Other	(1,257)
Balance at June 30, 2022	$288,424
Quarterly distributions to unitholders ($0.30 per unit)	(19,093)
Net income attributable to the partners	34,939
Unit-based compensation expense	739
Balance at September 30, 2022	$305,009

Common Units
Balance at December 31, 2020	$167,217
Quarterly distributions to unitholders ($0.30 per unit)	(18,926)
Net income attributable to the partners	37,211
Unit-based compensation expense	989
Other	15
Balance at March 31, 2021	$186,506
Quarterly distributions to unitholders ($0.30 per unit)	(19,023)
Net income attributable to the partners	37,096
Unit-based compensation expense	2,834
Other	(696)
Balance at June 30, 2021	$206,717
Quarterly distributions to unitholders ($0.30 per unit)	(19,012)
Net income attributable to the partners	36,682
Unit-based compensation expense	835
Other	(45)
Balance at September 30, 2021	$225,177

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Cash Distributions

PBFX’s partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the unitholders and general partner will receive.

During the nine months ended September 30, 2022, PBFX made distribution payments as follows:

Related Earnings Period:	Q4 2021	Q1 2022	Q2 2022
Distribution date	March 10, 2022	May 26, 2022	August 25, 2022
Record date	February 24, 2022	May 12, 2022	August 11, 2022
Per unit	$0.30	$0.30	$0.30
To public common unitholders	$9,793	$9,833	$9,837
To PBF LLC	$8,986	$8,986	$8,986
Total distribution	$18,779	$18,819	$18,823

The quarterly distributions to limited partners for the three and nine months ended September 30, 2022 and 2021 are shown in the table below. The Partnership’s distributions are declared subsequent to quarter end (distributions of $0.30 per unit were declared for each of the three-month periods ended September 30, 2022 and 2021, distributions of $0.30 per unit were declared for each of the three-month periods ended June 30, 2022 and 2021, and distributions of $0.30 per unit were declared for each of the three-month periods ended March 31, 2022 and 2021); therefore, the table represents total estimated distributions applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Limited partners’ distributions:
Common	$19,090	$19,015	$57,276	$57,060
Total distributions	$19,090	$19,015	$57,276	$57,060
Total cash distributions (1)	$18,837	$18,771	$56,479	$56,278
(1) Excludes phantom unit distributions, which are accrued and paid upon vesting.

During the term of the Merger Agreement, PBF GP has agreed to consider and, if appropriate for PBFX, approve and declare, and cause PBFX to pay, a cash distribution to unitholders of PBFX in accordance with past practice for each completed calendar quarter ending prior to the closing date of the Merger Transaction in an amount equal to not less than the current per PBFX common unit distribution rate of $0.30 per PBFX common unit per completed calendar quarter to the extent a distribution is declared and the closing does not occur prior to the applicable record date established by the Board of Directors of PBF GP with respect to such quarterly distribution. Neither PBFX or PBF GP shall be required to take any action with respect to a cash distribution if such action would violate applicable law, the certificate of limited partnership of PBFX, PBFX’s partnership agreement or any contract to which PBFX or PBF GP is a party as of July 27, 2022.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Diluted net income per unit includes the effect of potentially dilutive units of PBFX’s common units that consist of unvested phantom units. There were 0 and 40,378 anti-dilutive phantom units for the three and nine months ended September 30, 2022, compared to 314,128 and 119,128 anti-dilutive phantom units for the three and nine months ended September 30, 2021.

The following table shows the calculation of net income per limited partner unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to the partners:
Distributions declared	$19,090	$19,015	$57,276	$57,060
Earnings less distributions	15,849	17,667	53,143	53,929
Net income attributable to the partners	$34,939	$36,682	$110,419	$110,989

Weighted-average units outstanding - basic	63,087,643	62,887,914	63,021,864	62,820,193
Weighted-average units outstanding - diluted	63,282,047	62,997,487	63,153,973	62,934,116

Net income per limited partner unit - basic	$0.55	$0.58	$1.75	$1.77
Net income per limited partner unit - diluted	0.55	0.58	1.75	1.76

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

PBFX recorded a total liability related to environmental remediation obligations at certain of its assets of $2,133 and $1,695 as of September 30, 2022 and December 31, 2021, respectively, related to existing environmental liabilities.

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

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Contingent Consideration

In connection with the Partnership’s acquisition of CPI Operations LLC from Crown Point International LLC (“Crown Point”) in October 2018, the purchase and sale agreement between the Partnership and Crown Point included an earn-out provision related to an existing commercial agreement with a third party, based on the future results of certain acquired idled assets (the “Contingent Consideration”). The Partnership and Crown Point agreed to share equally in the future operating profits of the restarted assets, as defined in the purchase and sale agreement, over a contractual term of up to three years starting in 2019. The Contingent Consideration recorded was $445 and $2,932 as of September 30, 2022 and December 31, 2021, respectively. The Contingent Consideration is included in “Accrued liabilities” within the Partnership’s condensed consolidated balance sheets.

The Contingent Consideration is categorized in Level 3 of the fair value hierarchy and is estimated based on management’s estimate of the future cash flows associated with the recommenced idled assets. The changes in fair value of the obligation during the three and nine months ended September 30, 2022 and 2021 were primarily due to the changes in the estimated future cash flows of the assets and settlement payments made by the Partnership. The earn-out provision between the Partnership and Crown Point concluded in October 2022.

The following table summarizes the changes in fair value of the Contingent Consideration for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$485	$1,748	$2,932	$12,120
Settlements	—	—	(2,685)	(12,176)
Unrealized (gain) charge included in earnings	(40)	760	198	2,564
Balance at end of period	$445	$2,508	$445	$2,508

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

In addition, on July 27, 2022, the Partnership entered into the Merger Agreement with PBF Energy and its subsidiaries, PBF LLC, Riverlands Merger Sub LLC, and PBFX Holdings Inc., and PBF GP, pursuant to which PBF Energy will acquire all of the publicly held common units representing limited partner interests in the Partnership not already owned by PBF Energy and its subsidiaries on the closing date of the transaction. For further information, see Note 1 “Description of the Business and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements.

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

Summary of Transactions

A summary of revenue and expense transactions with the Partnership’s affiliates, including expenses directly charged and allocated to the Partnership, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$77,348	$75,464	$232,957	$226,504
Operating and maintenance expenses	2,171	2,171	6,512	6,512
General and administrative expenses	2,097	1,816	6,220	5,531

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

	Three Months Ended September 30, 2022
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$72,275	$17,297	$—	$89,572
Depreciation and amortization	6,923	2,058	—	8,981
Income (loss) from operations	43,651	6,541	(5,509)	44,683
Other expense	—	—	9,744	9,744
Capital expenditures	1,039	445	—	1,484

PBF LOGISTICS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

	Three Months Ended September 30, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$69,718	$19,135	$—	$88,853
Depreciation and amortization	7,613	2,174	—	9,787
Income (loss) from operations	42,744	8,296	(3,902)	47,138
Other expense	—	—	10,456	10,456
Capital expenditures	3,281	102	—	3,383

	Nine Months Ended September 30, 2022
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$213,241	$59,140	$—	$272,381
Depreciation and amortization	21,440	6,171	—	27,611
Income (loss) from operations	128,843	27,684	(16,102)	140,425
Other expense	—	—	30,006	30,006
Capital expenditures	3,612	1,010	—	4,622

	Nine Months Ended September 30, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total revenue	$211,903	$54,293	$—	$266,196
Depreciation and amortization	21,953	6,515	—	28,468
Income (loss) from operations	134,801	22,602	(14,592)	142,811
Other expense	—	—	31,822	31,822
Capital expenditures	6,590	302	—	6,892

	Balance at September 30, 2022
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$648,091	$183,576	$36,554	$868,221

	Balance at December 31, 2021
	Transportation and Terminaling	Storage	Corporate	Consolidated Total
Total assets	$688,005	$188,393	$24,899	$901,297

12. SUBSEQUENT EVENTS

Cash Distribution

On October 27, 2022, PBF GP’s Board of Directors announced a cash distribution, based on the results of the third quarter of 2022, of $0.30 per unit. The distribution is payable on November 18, 2022 to PBFX unitholders of record at the close of business on November 7, 2022.

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

Overview

We are a fee-based, growth-oriented, Delaware MLP formed in February 2013 by subsidiaries of PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBF GP is our general partner and is wholly-owned by PBF LLC. PBF Energy is the sole managing member of PBF LLC and, as of September 30, 2022, owned 99.3% of the total economic interest in PBF LLC. As of September 30, 2022, PBF LLC owned 29,953,631 PBFX common units constituting an aggregate of 47.7% limited partner interest in PBFX, with the remaining 52.3% limited partner interest owned by public unitholders.

Our business includes the assets, liabilities and results of operations of certain crude oil, refined products, natural gas and intermediates terminaling, pipeline, storage and processing assets, including those previously operated and owned by PBF Holding’s subsidiaries and PBF Holding’s previously held subsidiaries.

Pending Merger with PBF Energy

On July 27, 2022, we entered into a definitive merger agreement with PBF Energy and its subsidiaries, PBF LLC, Riverlands Merger Sub LLC, and PBFX Holdings Inc., and our general partner (the “Merger Agreement”), pursuant to which PBF Energy will acquire all of our publicly held common units representing limited partner interests not already owned by PBF Energy and its subsidiaries on the closing date of the transaction (the “Merger Transaction”). The Merger Agreement provides that, if the Merger Transaction is completed, each PBFX outstanding common unit held by an unaffiliated common unitholder will have a right to receive: (i) 0.270 shares of PBF Energy Class A common stock, par value $0.001 per share (“PBF Energy Class A common stock”), (ii) $9.25 in cash, without interest, (iii) any dividends or other distributions to which the holder thereof becomes entitled to upon surrender of such outstanding common units held by an unaffiliated common unitholder in accordance with the Merger Agreement, and (iv) any cash in lieu of fractional shares of PBF Energy Class A common stock in accordance with the Merger Agreement. The Merger Agreement also provides that, during the term of the Merger Agreement, our general partner shall consider and, if appropriate, shall approve and declare and cause us to pay, a cash distribution to our common unitholders in accordance with past practice for each completed fiscal quarter ending prior to the closing date of the Merger Transaction in an amount not less than $0.30 per common unit to the extent a distribution is declared and the closing does not occur prior to the applicable record date established by the Board of Directors of our general partner with respect to such quarterly distribution. Neither we nor our general partner shall be required to take any action with respect to a cash distribution if such action would violate applicable law, our certificate of limited partnership, our partnership agreement or any contract to which we or our general partner is a party as of July 27, 2022. The merger is expected to close in the fourth quarter of 2022, subject to customary closing conditions.

PBF Energy and PBF LLC, a subsidiary of PBF Energy that owns approximately 47.7% of our common units, have entered into a voting and support agreement with us committing to vote our common units beneficially owned by PBF Energy and PBF LLC in favor of the Merger Transaction. Only the holders of our common units of record at the close of business on October 24, 2022 are entitled to notice of and to vote at the virtual special meeting of unitholders of the Partnership to be held on November 30, 2022.

The terms of the Merger Transaction were unanimously approved by the Board of Directors of our general partner based on the unanimous approval and recommendation of its conflicts committee, comprised entirely of independent directors.

Upon closing, we will become an indirect wholly-owned subsidiary of PBF Energy, and our common units will cease to be listed on the New York Stock Exchange and will be subsequently deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Third-Party Business. As of September 30, 2022, PBF Holding accounts for a substantial majority of our revenue and we continue to expect that a majority of our revenue for the foreseeable future will be derived from operations supporting PBF Holding’s refineries. We continue to explore further diversification of our customer base by potentially developing additional third-party throughput volumes in our existing system and continuing to explore expanding our asset portfolio to service third-party customers. Unless we are successful in attracting additional third-party customers, our ability to increase volumes will be dependent on PBF Holding, which has no obligation under our commercial agreements to supply our facilities with additional volumes in excess of its MVCs. If we are unable to increase throughput or storage volumes, future growth may be limited.

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

Combined Overview. The following tables summarize our results of operations and financial data for the three and nine months ended September 30, 2022 and 2021. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in “Item 1. Financial Statements.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenue:
Affiliate	$77,348	$75,464	$232,957	$226,504
Third-party	12,224	13,389	39,424	39,692
Total revenue	89,572	88,853	272,381	266,196

Costs and expenses:
Operating and maintenance expenses	30,439	27,265	88,045	77,760
General and administrative expenses	5,509	3,902	16,102	14,592
Depreciation and amortization	8,981	9,787	27,611	28,468
Change in contingent consideration	(40)	761	198	2,565
Total costs and expenses	44,889	41,715	131,956	123,385

Income from operations	44,683	47,138	140,425	142,811

Other expense:
Interest expense, net	(9,328)	(10,027)	(28,747)	(30,526)
Amortization of loan fees and debt premium	(412)	(423)	(1,245)	(1,278)
Accretion on discounted liabilities	(4)	(6)	(14)	(18)
Net income attributable to PBF Logistics LP unitholders	$34,939	$36,682	$110,419	$110,989

Other data:
EBITDA attributable to PBFX	$53,790	$56,839	$167,729	$171,778
Adjusted EBITDA	54,592	57,890	168,660	176,865
Distributable cash flow	43,906	46,782	139,225	143,495
Capital expenditures	1,484	3,383	4,622	6,892

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$34,939	$36,682	$110,419	$110,989
Interest expense, net	9,328	10,027	28,747	30,526
Amortization of loan fees and debt premium	412	423	1,245	1,278
Accretion on discounted liabilities	4	6	14	18
Change in contingent consideration	(40)	761	198	2,565
Depreciation and amortization	8,981	9,787	27,611	28,468
EBITDA	53,624	57,686	168,234	173,844
Less: (Loss) earnings attributable to the CPI earn-out	(166)	847	505	2,066
EBITDA attributable to PBFX	53,790	56,839	167,729	171,778
Non-cash unit-based compensation expense	739	835	4,217	4,658
Cash interest	(9,365)	(10,066)	(28,862)	(30,678)
Maintenance capital expenditures	(1,258)	(826)	(3,859)	(2,263)
Distributable cash flow	$43,906	$46,782	$139,225	$143,495

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and distributable cash flow to net cash provided by operating activities, which is the most directly comparable GAAP financial measure of liquidity on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net cash provided by operating activities	$64,518	$53,419	$175,990	$143,704
Change in operating assets and liabilities	(19,483)	(4,925)	(32,286)	4,272
Interest expense, net	9,328	10,027	28,747	30,526
Non-cash unit-based compensation expense	(739)	(835)	(4,217)	(4,658)
EBITDA	53,624	57,686	168,234	173,844
Less: (Loss) earnings attributable to the CPI earn-out	(166)	847	505	2,066
EBITDA attributable to PBFX	53,790	56,839	167,729	171,778
Non-cash unit-based compensation expense	739	835	4,217	4,658
Cash interest	(9,365)	(10,066)	(28,862)	(30,678)
Maintenance capital expenditures	(1,258)	(826)	(3,859)	(2,263)
Distributable cash flow	$43,906	$46,782	$139,225	$143,495

The following table presents a reconciliation of EBITDA, EBITDA attributable to PBFX and Adjusted EBITDA to net income, which is the most directly comparable GAAP financial measure of operating performance on a historical basis, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$34,939	$36,682	$110,419	$110,989
Interest expense, net	9,328	10,027	28,747	30,526
Amortization of loan fees and debt premium	412	423	1,245	1,278
Accretion on discounted liabilities	4	6	14	18
Change in contingent consideration	(40)	761	198	2,565
Depreciation and amortization	8,981	9,787	27,611	28,468
EBITDA	53,624	57,686	168,234	173,844
Less: (Loss) earnings attributable to the CPI earn-out	(166)	847	505	2,066
EBITDA attributable to PBFX	53,790	56,839	167,729	171,778
Non-cash unit-based compensation expense	739	835	4,217	4,658
East Coast Terminals environmental remediation costs	63	216	173	429
East Coast Storage Assets one-time, incremental revenue	—	—	(3,459)	—
Adjusted EBITDA	$54,592	$57,890	$168,660	$176,865

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Summary

Our net income for the three months ended September 30, 2022 decreased by approximately $1.7 million to $34.9 million from $36.7 million for the three months ended September 30, 2021. The decrease in net income was primarily due to the following:
•an increase in operating and maintenance expenses of approximately $3.2 million, or 11.6%, as a result of higher utilities costs due to increased energy rates and usage, higher additive costs and higher outside services and other fees coinciding with increased throughput at certain of our assets; and
•an increase in general and administrative expenses of approximately $1.6 million, or 41.2%, driven by transaction-related costs in connection with the Merger Transaction and higher expenses associated with the Omnibus Agreement;
offset by the following:
•a decrease in depreciation and amortization of approximately $0.8 million, or 8.2%, related to the timing of the retirement of assets;
•a decrease in change in contingent consideration of approximately $0.8 million, or 105.3%, due to lower current period adjustments to management’s estimates regarding the underlying earn-out provision;

•an increase in total revenue of approximately $0.7 million, or 0.8%, primarily attributable to inflation rate adjustments implemented in accordance with certain of our commercial agreements (the “Inflation Rate Increase”), higher pass-through utilities costs and increased throughput at certain of our assets, offset by the commencement of a new commercial agreement with a reduced MVC at our Delaware City rail facility and a decrease in third-party activity at our East Coast storage facility; and
•a decrease in other expenses of approximately $0.7 million, or 6.8%, primarily related to a decrease in interest expense as a result of lower borrowings under our Revolving Credit Facility.

EBITDA attributable to PBFX for the three months ended September 30, 2022 decreased by approximately $3.0 million to $53.8 million from $56.8 million for the three months ended September 30, 2021 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the three months ended September 30, 2022 decreased by approximately $3.3 million to $54.6 million from $57.9 million for the three months ended September 30, 2021 due to the factors noted above, excluding the impact of unit-based compensation and certain environmental remediation costs.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Summary

Our net income for the nine months ended September 30, 2022 decreased by approximately $0.6 million to $110.4 million from $111.0 million for the nine months ended September 30, 2021. The decrease in net income was primarily due to the following:
•an increase in operating and maintenance expenses of approximately $10.3 million, or 13.2%, as a result of higher utilities costs due to increased energy rates and usage, higher additive costs and higher outside services and other fees coinciding with increased throughput at certain of our assets; and
•an increase in general and administrative expenses of approximately $1.5 million, or 10.3%, driven by transaction-related costs in connection with the Merger Transaction and higher expenses associated with the Omnibus Agreement;
offset by the following:
•an increase in total revenue of approximately $6.2 million, or 2.3%, primarily attributable to the Inflation Rate Increase, higher pass-through utilities costs, higher affiliate revenues at our East Coast storage facility and increased throughput at certain of our assets, offset by the commencement of a new commercial agreement with a reduced MVC at our Delaware City rail facility and a decrease in third-party activity at our East Coast storage facility;
•a decrease in change in contingent consideration of approximately $2.4 million, or 92.3%, due to lower current period adjustments to management’s estimates regarding the underlying earn-out provision;
•a decrease in other expenses of approximately $1.8 million, or 5.7%, primarily related to a decrease in interest expense as a result of lower borrowings under our Revolving Credit Facility; and
•a decrease in depreciation and amortization of approximately $0.9 million, or 3.0%, related to the timing of the retirement of assets.

EBITDA attributable to PBFX for the nine months ended September 30, 2022 decreased by approximately $4.0 million to $167.7 million from $171.8 million for the nine months ended September 30, 2021 due to the factors noted above, excluding the impact of depreciation and amortization, interest expense, net, amortization of loan fees and debt premium, accretion on discounted liabilities, change in contingent consideration and earnings attributable to the CPI earn-out.

Adjusted EBITDA for the nine months ended September 30, 2022 decreased by approximately $8.2 million to $168.7 million from $176.9 million for the nine months ended September 30, 2021 due to the factors noted above, excluding the impact of unit-based compensation, certain environmental remediation costs and certain one-time, incremental revenues.

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

Transportation and Terminaling Segment

The following table and discussion provide an explanation of our results of operations of the Transportation and Terminaling segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands, except for total throughput and lease tank capacity)
Revenue:
Affiliate	$65,051	$64,362	$192,332	$194,253
Third-party	7,224	5,356	20,909	17,650
Total revenue	72,275	69,718	213,241	211,903

Costs and expenses:
Operating and maintenance expenses	21,701	19,361	62,958	55,149
Depreciation and amortization	6,923	7,613	21,440	21,953
Total costs and expenses	28,624	26,974	84,398	77,102
Transportation and Terminaling Segment Operating Income	$43,651	$42,744	$128,843	$134,801

Key Operating Information
Transportation and Terminaling Segment
Terminals
Total throughput (bpd)(1)	278,855	263,389	265,219	247,167
Lease tank capacity (average lease capacity barrels per month)(2)	2,041,334	2,027,334	2,246,563	2,313,001
Pipelines
Total throughput (bpd)(1)	189,066	164,103	169,432	157,172
Lease tank capacity (average lease capacity barrels per month)(2)	1,674,471	1,175,380	1,383,653	1,080,644
(1) Calculated as the sum of the average throughput per day for each asset group for the period presented.
(2) Lease capacity is based on tanks in service and average lease capacity available during the period.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Our Transportation and Terminaling operating income for the three months ended September 30, 2022 increased by approximately $0.9 million to $43.7 million from $42.7 million for the three months ended September 30, 2021. The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $2.6 million, or 3.7%, primarily attributable to the Inflation Rate Increase, higher pass-through utilities costs and increased throughput at certain of our assets, offset by the commencement of a new commercial agreement with a reduced MVC at our Delaware City rail facility; and
•a decrease in depreciation and amortization of approximately $0.7 million, or 9.1%, related to the timing of the retirement of assets;
offset by the following:
•an increase in operating and maintenance expenses of approximately $2.3 million, or 12.1%, as a result of higher utilities costs due to increased energy rates and usage, higher additive costs and higher outside services and other fees coinciding with increased throughput at certain of our assets.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Our Transportation and Terminaling operating income for the nine months ended September 30, 2022 decreased by approximately $6.0 million to $128.8 million from $134.8 million for the nine months ended September 30, 2021. The decrease in operating income was primarily due to the following:
•an increase in operating and maintenance expenses of approximately $7.8 million, or 14.2%, as a result of higher utilities costs due to increased energy rates and usage, higher additive costs and higher outside services and other fees coinciding with increased throughput at certain of our assets;
offset by the following:
•an increase in total revenue of approximately $1.3 million, or 0.6%, primarily attributable to the Inflation Rate Increase, higher pass-through utilities costs and increased throughput at certain of our assets, offset by the commencement of a new commercial agreement with a reduced MVC at our Delaware City rail facility; and
•a decrease in depreciation and amortization of approximately $0.5 million, or 2.3%, related to the timing of the retirement of assets.

Storage Segment

The following table and discussion provide an explanation of our results of operations of the Storage segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands, except for storage capacity reserved and total throughput)
Revenue:
Affiliate	$12,297	$11,102	$40,625	$32,251
Third-party	5,000	8,033	18,515	22,042
Total revenue	17,297	19,135	59,140	54,293

Costs and expenses:
Operating and maintenance expenses	8,738	7,904	25,087	22,611
Depreciation and amortization	2,058	2,174	6,171	6,515
Change in contingent consideration	(40)	761	198	2,565
Total costs and expenses	10,756	10,839	31,456	31,691
Storage Segment Operating Income	$6,541	$8,296	$27,684	$22,602

Key Operating Information
Storage Segment
Storage capacity reserved (average shell capacity barrels per month)(1)	7,333,111	7,727,436	7,654,163	7,667,832
Total throughput (bpd)(2)	10,907	19,227	8,895	16,779
(1) Storage capacity is based on tanks in service and average shell capacity available during the period.
(2) Calculated as the sum of the average throughput per day for each asset group for the period presented.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Our Storage operating income for the three months ended September 30, 2022 decreased by approximately $1.8 million to $6.5 million from $8.3 million for the three months ended September 30, 2021. The decrease in operating income was primarily due to the following:
•a decrease in total revenue of approximately $1.8 million, or 9.6%, primarily attributable to a decrease in third-party activity at our East Coast storage facility, offset by the Inflation Rate Increase; and
•an increase in operating and maintenance expenses of approximately $0.8 million, or 10.6%, as a result of higher utilities costs due to increased energy rates and usage and higher other operating expenses;
offset by the following:
•a decrease in change in contingent consideration of approximately $0.8 million, or 105.3%, due to lower current period adjustments to management’s estimates regarding the underlying earn-out provision; and
•a decrease in depreciation and amortization of approximately $0.1 million, or 5.3%, related to the timing of the retirement of assets.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Our Storage operating income for the nine months ended September 30, 2022 increased by approximately $5.1 million to $27.7 million from $22.6 million for the nine months ended September 30, 2021. The increase in operating income was primarily due to the following:
•an increase in total revenue of approximately $4.8 million, or 8.9%, primarily attributable to the Inflation Rate Increase and higher affiliate revenues at our East Coast storage facility, offset by a decrease in third-party activity at our East Coast storage facility;
•a decrease in change in contingent consideration of approximately $2.4 million, or 92.3%, due to lower current period adjustments to management’s estimates regarding the underlying earn-out provision; and
•a decrease in depreciation and amortization of approximately $0.3 million, or 5.3%, related to the timing of the retirement of assets;
offset by the following:
•an increase in operating and maintenance expenses of approximately $2.5 million, or 11.0%, as a result of higher utilities costs due to increased energy rates and usage and higher other operating expenses.

Liquidity and Capital Resources

We expect our ongoing sources of liquidity to include cash generated from operations (including proceeds from our commercial agreements with PBF Holding), borrowings under our Revolving Credit Facility or with our parent sponsor, PBF Energy, and refinancing or issuances of additional debt and equity securities as appropriate given market conditions. We believe our balances of cash, cash equivalents, cash generated from operations, borrowings under the Revolving Credit Facility or with our parent sponsor, PBF Energy, and potential refinancing or issuances of debt and equity securities will be sufficient to satisfy cash requirements over the next twelve months and beyond.

We have paid, and intend to continue to pay, at least the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $19.1 million per quarter or approximately $76.4 million on an annualized basis, based on the number of common units outstanding as of September 30, 2022.

As of September 30, 2022, we had approximately $541.4 million of liquidity, including approximately $44.9 million in cash and cash equivalents, and access to approximately $496.5 million under our Revolving Credit Facility.

During the nine months ended September 30, 2022, we made cash distribution payments as follows (in thousands, except per unit data):

Related Earnings Period:	Q4 2021	Q1 2022	Q2 2022
Distribution date	March 10, 2022	May 26, 2022	August 25, 2022
Record date	February 24, 2022	May 12, 2022	August 11, 2022
Per unit	$0.30	$0.30	$0.30
To public common unitholders	$9,793	$9,833	$9,837
To PBF LLC	$8,986	$8,986	$8,986
Total distribution	$18,779	$18,819	$18,823

Credit Facilities

The Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. We have the ability to increase the maximum amount of the Revolving Credit Facility by an aggregate amount of up to $250.0 million, to a total facility size of $750.0 million, subject to receiving increased commitments from the lenders or other financial institutions and satisfaction of certain conditions. Obligations under the Revolving Credit Facility are guaranteed by our restricted subsidiaries and secured by a first priority lien on our assets and those of our restricted subsidiaries. The maturity date of the Revolving Credit Facility is July 30, 2023 and may be extended for one year on up to two occasions, subject to certain customary terms and conditions. We are in compliance with the covenants under the Revolving Credit Facility as of September 30, 2022.

During the nine months ended September 30, 2022, we made net repayments of $100.0 million under the Revolving Credit Facility.

Our 6.875% Senior Notes due 2023 (the “2023 Notes”) have an aggregate principal amount of $525.0 million with interest payable semi-annually on May 15 and November 15. The 2023 Notes mature on May 15, 2023 and are classified as Current debt as of September 30, 2022 within our condensed consolidated balance sheets. The 2023 Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations or restrictions on us and our restricted subsidiaries’ ability to, among other things, make distributions. These covenants are subject to a number of important limitations and exceptions. As of September 30, 2022, we are in compliance with all covenants under the 2023 Notes.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$175,990	$143,704
Net cash used in investing activities	(4,622)	(6,892)
Net cash used in financing activities	(160,363)	(144,449)
Net change in cash and cash equivalents	$11,005	$(7,637)

Cash Flows from Operating Activities

Net cash provided by operating activities increased by approximately $32.3 million to $176.0 million for the nine months ended September 30, 2022 compared to $143.7 million for the nine months ended September 30, 2021. The increase in net cash provided by operating activities was primarily the result of an increase in the net changes in operating assets and liabilities of approximately $36.6 million primarily driven by the timing of collection of accounts receivables and liability payments, offset by a net decrease in non-cash charges relating to depreciation and amortization, amortization of loan fees and debt premium, accretion on discounted liabilities, unit-based compensation and change in contingent consideration of approximately $3.7 million and a decrease in net income of approximately $0.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by approximately $2.3 million to $4.6 million for the nine months ended September 30, 2022 compared to $6.9 million for the nine months ended September 30, 2021. The decrease in net cash used in investing activities was due to a decrease in capital expenditures of approximately $2.3 million resulting from the timing of capital projects.

Cash Flows from Financing Activities

Net cash used in financing activities increased by approximately $15.9 million to $160.4 million for the nine months ended September 30, 2022 compared to $144.4 million for the nine months ended September 30, 2021. Net cash used in financing activities for the nine months ended September 30, 2022 consisted of net repayments of $100.0 million under our Revolving Credit Facility, distributions to unitholders of $56.4 million, a $2.7 million payment of contingent consideration and deferred financing costs and other of $1.3 million. Net cash used in financing activities for the nine months ended September 30, 2021 consisted of net repayments of $75.0 million under our Revolving Credit Facility, distributions to unitholders of $56.2 million, a $12.2 million payment of contingent consideration and deferred financing costs and other of $1.1 million.

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

Capital expenditures for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Expansion	$304	$3,888
Maintenance	3,859	2,263
Regulatory	459	741
Total capital expenditures	$4,622	$6,892

We currently expect to spend approximately $4.0 million to $6.0 million for the remainder of 2022 for capital expenditures, funded primarily with cash from operations. Of the total expected remaining capital expenditures, approximately $4.0 million to $5.0 million relate to maintenance capital expenditures. We currently have not included any potential future acquisitions in our forecasted capital expenditures for the remainder of 2022. We may rely on external sources including incremental borrowings under the Revolving Credit Facility and issuances of equity and debt securities to fund any significant future expansion.

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

As of September 30, 2022, we have recorded a total liability related to environmental remediation costs of $2.1 million related to existing environmental liabilities. Refer to Note 9 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

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

In addition, PBF LLC provides a limited guarantee of collection of the principal amount of the 2023 Notes but is not otherwise subject to restrictions included in the indenture. Refer to PBF LLC’s condensed consolidated financial statements, which are included in the combined Quarterly Report on Form 10-Q for the period ended September 30, 2022 filed by PBF LLC and PBF Energy.

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

We experience modest volume gains and losses, which we sometimes refer to as imbalances, through the operations of our assets as a result of variances in tank storage meter readings and volume fluctuations within certain of our terminals. We use a year-to-date weighted-average market price to value our assets and liabilities related to product imbalances. For the three and nine months ended September 30, 2022, the impact from our imbalances was not material to our results. In practice, we expect to settle positive refined product imbalances at the end of each year by selling excess volumes at current market prices. We may be required to purchase refined product volumes in the open market to make up negative imbalances or settle through cash payments.

Debt that we incur under the Revolving Credit Facility bears interest at a variable rate and exposes us to interest rate risk. At September 30, 2022, we had no outstanding variable interest debt. A 1.0% change in the interest rate associated with borrowings under this facility would result in a $3.7 million change in our interest expense, assuming we were to borrow all $500.0 million available under the Revolving Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation, legal or governmental proceedings and other claims arising out of or relating to our operations in the normal course of business. Except as set forth in our filings with the SEC, we do not believe that we are a party to any such matters that will have a material adverse impact on our financial condition, results of operations or statements of cash flows and we are not aware of any such matters contemplated to be brought against us.

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

The completion of the Merger Transaction is not assured and is subject to certain risks, including the risk that certain conditions of the Merger Agreement, some of which are beyond our and PBF Energy’s control, are not satisfied or waived, which may prevent, delay or otherwise result in the Merger Transaction not occurring. The Merger Agreement contains conditions that, if not satisfied or waived, would result in the Merger Transaction not occurring, even though our common unitholders may have voted in favor of the Merger Transaction-related proposals presented to them. Failure to complete, or significant delays in completing, the Merger Transaction with PBF Energy could negatively affect the price of our common units and may have a material adverse impact on our subsequent financial condition, results of operations and cash flows.

Because the exchange ratio under the Merger Agreement is fixed (except in the case of the 19.9% Cap Adjustment Mechanism, as defined in the Merger Agreement) and because the market price of PBF Energy Class A common stock will fluctuate prior to the completion of the Merger Transaction, our public unitholders cannot be sure of the market value of the PBF Energy Class A common stock they will receive as merger consideration relative to the value of our common units they exchange.

The market value of the consideration that our public unitholders will receive in the Merger Transaction will depend on the trading price of PBF Energy Class A common stock at the closing of the Merger Transaction. The exchange ratio that determines the number of shares of PBF Energy Class A common stock that our public unitholders will receive in the Merger Transaction is fixed at 0.270 shares of PBF Energy Class A common stock for each Partnership common unit (except in the case of the 19.9% Cap Adjustment Mechanism). This means that there is no mechanism contained in the Merger Agreement (other than the 19.9% Cap Adjustment Mechanism) that would adjust the number of shares of PBF Energy Class A common stock that our public unitholders will receive based on any decreases or increases in the trading price of PBF Energy Class A common stock. Stock or unit price changes may result from a variety of factors (many of which are beyond PBF Energy’s and our control), including:
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

Uncertainty about the effect of the Merger Transaction on employees of PBF Energy’s subsidiaries and the companies that do business with PBF Energy and us may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel and suppliers until the Merger Transaction is completed and for a period of time thereafter, and could cause those that transact with us to seek to change their existing business relationships with us.

If the Merger Transaction is approved by our common unitholders, the date that our public unitholders will receive the merger consideration is dependent on the completion date of the Merger Transaction, which is uncertain.

Completing the proposed Merger Transaction is subject to several conditions, not all of which are controllable by PBF Energy or us. Accordingly, if the proposed Merger Transaction is approved by our common unitholders, the date that our public unitholders will receive the merger consideration depends on the completion date of the Merger Transaction, which is uncertain and subject to several other closing conditions.

Because the exchange ratio is fixed (except in the case of the 19.9% Cap Adjustment Mechanism) and because the market price of PBF Energy Class A common stock will fluctuate prior to the completion of the Merger Transaction, the common unitholders cannot be sure of the market value of the PBF Energy Class A common stock they will receive as merger consideration relative to the value of common units they exchange.

We may incur substantial transaction-related costs in connection with the Merger Transaction.

We and PBF Energy expect to incur substantial nonrecurring expenses in connection with completing the Merger Transaction, including fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

We may in the future be a target of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the closing of the Merger Transaction.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the relevant merger or seek monetary relief. We may in the future be a defendant in one or more lawsuits relating to the Merger Agreement and the Merger Transaction. We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the Merger Transaction could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in our favor, could be substantial, and such litigation could divert management time and resources from pursuing the consummation of the Merger Transaction and other potentially beneficial business opportunities.

Certain executive officers and directors of PBFX have interests in the Merger Transaction that are different from, or in addition to, the interests they may have as a common unitholder, which could have an influence on their decision to support or approve the Merger Transaction.

Certain executive officers and directors of PBFX own equity interests in PBF Energy, receive fees and other compensation from PBF Energy, and have rights to ongoing indemnification and insurance coverage by PBF Energy (as executives of PBF Energy) and PBFX and will have rights to indemnification and insurance coverage by the surviving company, including pursuant to a “tail policy” to be purchased with respect to PBFX’s existing directors’ and officers’ liability insurance policy, that give them interests in the Merger Transaction that may be different from, or be in addition to, interests of the public unitholders.

The PBFX partnership agreement limits the duties of PBF GP to our common unitholders and restricts the remedies available to our common unitholders for actions taken by PBF GP that might otherwise constitute breaches of its duties.

As permitted under the our partnership agreement, due to the potential conflicts of interest between PBF Energy and PBF GP, on the one hand, and us and certain of our common unitholders, on the other hand, the Board of Directors of our general partner submitted the Merger Transaction and related matters to the Conflicts Committee of the Board of Directors of our general partner (the “conflicts committee”) for, among other things, review, evaluation, negotiation and possible approval of a majority of its members, which is referred to as “Special Approval” in our partnership agreement. The duties of PBF GP, the Board of Directors of our general partner and the conflicts committee to our common unitholders in connection with the Merger Transaction are substantially limited by our partnership agreement, pursuant to which:
•any resolutions or course of action by the general partner or its affiliates in respect of a conflict of interest is permitted and deemed approved by all partners of PBFX and will not constitute a breach of our partnership agreement or of any duty stated or implied by law or in equity, if the resolution or course of action is approved by Special Approval; and
•the general partner may consult with legal counsel and investment bankers selected by it, and any action taken or omitted to be taken in reliance upon the advice or opinion of such persons as to matters that the general partner reasonably believes to be within such person’s professional or expert competence will be conclusively presumed to have been done or omitted in good faith and in accordance with such advice or opinion.

The Merger Transaction with PBF Energy should be a taxable transaction and the resulting tax liability of our common unitholders, if any, will depend on each such common unitholder’s particular situation.

The receipt of cash and PBF Energy Class A common stock as merger consideration in exchange for our publicly traded common units in the Merger Transaction should be treated as a taxable sale by such common unitholders for U.S. federal income tax purposes. The amount of ordinary income and capital gain or loss recognized by each common unitholder in the Merger Transaction will vary depending on each common unitholder’s particular situation, including:
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

EXHIBIT INDEX

Exhibit Number	Description
2.1+	Agreement and Plan of Merger, dated July 27, 2022, by and among PBF Energy Inc., PBF Energy Company LLC, PBFX Holdings Inc., Riverlands Merger Sub LLC, PBF Logistics LP and PBF Logistics GP LLC (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36446) filed on July 28, 2022).
10.1	Voting and Support Agreement, dated July 27, 2022, by and among PBF Energy Inc., PBF Energy Company LLC and PBF Logistics LP (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36446) filed on July 28, 2022).
22.1*	List of Guarantor Subsidiaries.
31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*/**	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*/**	Certification of Erik Young, Chief Financial Officer of PBF Logistics LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted as Inline XBRL (included in Exhibit 101).
——————

*	Filed herewith.
**	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
+	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Logistics LP
		By:	PBF Logistics GP LLC, its general partner

Date:	October 27, 2022		By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)